Form 10-Q
period 1995-03-31
NORTH PITTSBURGH SYSTEMS INC
filed 1995-05-11
CIK 764765

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended           March 31, 1995
                                      -------------------------------

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                   to
                               ----------------       ----------------

Commission File Number                          0-13716
                       -------------------------------------------------------


                        NORTH PITTSBURGH SYSTEMS, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Pennsylvania                            25-1485389
             -------------------                        -----------

     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


            4008 Gibsonia Road, Gibsonia, Pennsylvania  15044-9311
- -------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 412 443-9600
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



                                  No Change
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    YES    X       NO
                                          -------       -------


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common Stock Outstanding
                           ------------------------

At May 1, 1995, the Registrant had 7,520,000 shares of common stock outstanding, par value $.3125 per share, the only class of such stock issued.

                                    PART I
                                    ITEM 1
                             FINANCIAL STATEMENTS
               NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (Thousands - Except Per Share Amounts)


                                                      For the Three Months
                                                          Ended March 31
                                                      --------------------
Operating revenues:                                      1995       1994
                                                      ---------  ---------
    Local network services                              $ 1,801    $ 1,709
    Long distance and access services                     9,263      8,903
    Directory advertising, billing & other services         530        482
    Telecommunication equipment sales                       490        809
    Other operating revenues                                390        365
                                                      ---------  ---------
        Total Operating Revenues                         12,474     12,268
                                                      ---------  ---------

Operating expenses:
   Depreciation and amortization                          1,853      1,954
   Network and other operating expenses                   5,015      4,589
   State and local taxes                                    592        554
   Telecommunication equipment expenses                     442        775
                                                      ---------  ---------
        Total Operating Expenses                          7,902      7,872
                                                      ---------  ---------
   Net Operating revenues                                 4,572      4,396

Other expense (income), net:
   Interest expense                                         403        392
   Interest income                                         (365)      (178)
   Sundry expense (income), net                              64         49
                                                      ---------  ---------
                                                            102        263
                                                      ---------  ---------
        Earnings before income taxes                      4,470      4,133

Income taxes:
    Current                                               1,785      1,680
    Deferred                                                  -          -
                                                      ---------  ---------
                                                          1,785      1,680
                                                      ---------  ---------
        Net earnings                                    $ 2,685    $ 2,453
                                                      =========  =========

Average common shares outstanding                         7,520      7,520
                                                      =========  =========
Earnings per share of common stock                      $   .36    $   .33
                                                      =========  =========
Dividends per share of common stock                     $   .24    $   .22
                                                      =========  =========

See accompanying notes to condensed consolidated financial statements.

               NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES


                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)


ASSETS
- ------                                                        March 31   Dec. 31
                                                                1995       1994
                                                              --------   -------

Current assets:
    Cash and temporary investments                              $14,294  $14,779
    Marketable securities available for sale                      1,146    2,063
    Marketable securities held to maturity                        5,874    5,640

    Accounts receivable:
       Customers                                                  3,025    3,169
       Access service settlements and other                       4,884    4,295
    Inventories of construction and operating materials and
       supplies                                                   1,951    2,110
    Prepaid taxes                                                   632        -
                                                                -------  -------
              Total current assets                               31,806   32,056
                                                                -------  -------

Property, plant and equipment:
   Telephone plant in service:
       Land                                                         188      188
       Buildings                                                  8,321    8,281
       Equipment                                                 88,409   87,711
   Miscellaneous physical property                                   36       36
                                                                -------  -------
                                                                 96,954   96,216
   Less accumulated depreciation and amortization                49,131   47,596
                                                                -------  -------
                                                                 47,823   48,620
   Construction in progress                                       5,216    2,374
                                                                -------  -------
              Total property, plant and equipment, net           53,039   50,994

Investments                                                       3,507    3,480
Prepaid Pension Cost                                              1,401      827
Other assets                                                      4,190    4,221
                                                                -------  -------
                                                                $93,943  $91,578
                                                                =======  =======

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
    Current portion of long-term debt                           $   668  $   662
    Accounts payable                                              5,530    5,174
    Accrued interest                                                126      127
    Dividend payable                                              1,805    1,654
    Taxes other than income taxes                                   442      620
    Accrued vacation                                                621      621
    Other liabilities                                               299      283
    Federal and state income taxes                                1,598      247
                                                                -------  -------
              Total current liabilities                          11,089    9,388
                                                                -------  -------
Long term debt                                                   22,223   22,396

Unamortized investment tax credits                                  583      621
Deferred income taxes                                             5,653    5,653
Postretirement benefits                                           4,129    4,065
Other liabilities                                                 1,474    1,544

Shareholders' equity:
     Capital stock/Common stock                                   2,350    2,350
     Capital in excess of par value                               2,215    2,215
     Retained earnings                                           44,227   43,346
                                                                -------  -------
              Total shareholders' equity                         48,792   47,911
                                                                -------  -------
                                                                $93,943  $91,578
                                                                =======  =======

See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)


                                                                        For the Three Months
                                                                           Ended March 31
                                                                         --------------------
                                                                           1995       1994
                                                                         ---------  ---------
Cash from operating activities:
    Net earnings                                                          $ 2,685   $ 2,453
    Adjustments to reconcile net earnings to net cash from
      operating activities:

      Depreciation and amortization                                         1,853     1,954
      Equity loss of affiliated companies                                      13         -
      Provision for postretirement benefits other than pensions                64       100
      Investment tax credit amortization                                      (38)      (43)
      Deferred income taxes                                                     -       (24)
      Changes in assets and liabilities:
         Accounts receivable                                                 (446)     (317)
         Inventories of construction and operating materials &
           supplies                                                           159      (115)
         Prepaid federal and state taxes                                     (632)     (576)
         Accounts payable                                                     356       629
         Taxes other than income taxes                                       (179)     (150)
         Other liabilities                                                    (97)      141
         Federal and state income taxes                                     1,351       762
         Prepaid Pension Cost                                                (574)     (518)
         Other, net                                                            30       145
                                                                          -------   -------
            Total adjustments                                               1,860     2,218
                                                                          -------   -------
            Net cash from operating activities                              4,545     4,671
                                                                          -------   -------
Cash used for investing activities:
   Expenditures for property and equipment                                 (3,875)   (1,943)
   Net  salvage on retirements                                                 23       (11)
                                                                          -------   -------
            Net capital additions                                          (3,852)   (1,954)
                                                                          -------   -------
   Purchase of marketable securities held to maturity                      (1,275)   (3,153)
   Proceeds from redemption of marketable securities held to maturity       1,021     1,297
   Purchase of marketable securities available for sale                      (158)     (806)
   Proceeds from sale of marketable securities available for sale           1,095       500
   Investments in affiliated entities                                         (40)        -
                                                                          -------   -------
            Net cash used for investing activities                         (3,209)   (4,115)
                                                                          -------   -------
Cash used for financing activities:
    Cash dividends                                                         (1,654)   (1,504)
    Retirement of debt                                                       (167)     (156)
                                                                          -------   -------
            Net cash used for financing activities                         (1,821)   (1,660)
                                                                          -------   -------
Net (decrease) increase in cash and temporary investments                    (485)   (1,104)

Cash and temporary investments at beginning of period                      14,779    19,045
                                                                          -------   -------
Cash and temporary investments at end of period                           $14,294   $17,941
                                                                          =======   =======
Interest paid                                                             $   378   $   392
                                                                          =======   =======
Income taxes paid                                                         $   472   $   986
                                                                          =======   =======

See accompanying notes to condensed consolidated financial statements.

               NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
             NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)     GENERAL
        -------

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Registrant's wholly-owned subsidiaries, North Pittsburgh Telephone Company, Penn Telecom, Inc., and Pinnatech, Inc. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Registrant believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods have been reflected. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report to the Securities and Exchange Commission on Form 10-K.


                                    ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.  Financial Condition
    -------------------

 (a) General
     -------

There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1994 to March 31, 1995, the end of the three-month period reported herein.


 (b) Liquidity and Capital Resources
     -------------------------------

Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at March 31, 1995 amounted to approximately $3,127,000 with such amount being part of the 1995 Construction Program. Funds for financing construction expenditures in the three-month period ended March 31, 1995 were generated from internal sources. In the foreseeable future, based on projected construction budgets and cash flows, North Pittsburgh Telephone Company anticipates financing all telephone plant construction from cash reserves and internally generated funds. At March 31, 1995, construction work in progress is $5,216,000. An additional $8,281,000 will be expended to complete these projects.

The Registrant and its subsidiaries have not experienced any difficulty in the past meeting either long-term or short-term cash commitments. Cash flow generated through regular operations has been adequate to not only finance the capital requirements of the Registrant as discussed in the previous paragraph but also to meet principal and interest payments on long-term debt and all working capital requirements. It is anticipated that future long-term interest and principal payments will be made from the same source of internally generated funds.

2.  Results of Operations
    ---------------------


Total operating revenues increased $206,000 (1.7%) in the three-month period ended March 31, 1995, over the comparable period in 1994. This change was due to increases in long distance and access services of $360,000 (4.0%), local network services of $92,000 (5.4%) offset by a decrease in telecommunications equipment sales of $319,000 (39.4%). Higher long distance and access service revenues were generally the result of an increase in the number of customers and in minutes of use. However, the rate of growth of revenues slowed in 1995 as compared to 1994 due to the expansion in the first quarter of 1995 of an optional flat rated calling plan to meet customer calling needs. Increased local network service revenues were attributable to customer growth. The decrease in telecommunications equipment sales reflects a decrease in the number of systems sold in 1995 as compared to 1994.

Total operating expenses for the three-month period ended March 31, 1995, increased $30,000 (.38%) over the preceding year. That change is principally the result of an increase in network and other operating expenses of $426,000 (9.3%) offset by a decrease in telecommunication equipment expenses of $333,000 (43.0%). The increase in network and other operating expenses is the result of expanded operations to serve customer growth as noted above. In addition, increased computer software expenditures related to call processing and increased marketing expenses associated with the expansion of the optional calling plan discussed above, along with increased community awareness advertising campaigns account for the overall increases. The decrease in telecommunication equipment expenses is related to the decrease in equipment sales discussed above. The increase in total operating revenues discussed above coupled with a smaller increase in total operating expenses resulted in a 4% increase in net operating revenues in 1995 as compared to the same period in 1994.

Other expense (income), net, for the three-month period declined $161,000 (61.2%) compared to the preceding year. Interest income increased $187,000 (105.1%) due to the recognition of unrealized losses on marketable securities in 1994.

The increase in net operating revenues for the three-month period ended March 31, 1995, in conjunction with the decline in other expense (income), net, resulted in an increase of $337,000 (8.2%) in earnings before income taxes.

                                    PART II
                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- ------   --------------------------------

     (a) Exhibits - Exhibit Index for Quarterly Reports on Form 10-Q.
         --------

Exhibit
Number                       Subject                               Applicability
- -------      ----------------------------------------  --------------------------------------
    (2)      Plan of acquisition, reorganization,      Not Applicable
             arrangement, liquidation or succession

    (3)      Articles of Incorporation                 Provided in Annual Report on Form
                                                       10-K for the year ended December
                                                       31, 1993 and Incorporated Herein by
                                                       Reference.

    (3)      By-Laws                                   Provided in Annual Report on Form
                                                       10-K for the year ended December
                                                       31, 1993 and Incorporated Herein by
                                                       Reference.

    (4)      Instruments defining the rights of        Provided in Registration of
             security holders including indentures     Securities of Certain Successor
                                                       Issuers on Form 8-B filed on
                                                       June 25, 1985 and Incorporated
                                                       Herein by Reference.

   (10)      Material Contracts                        Not Applicable

   (11)      Statement re computation of per share     Attached Hereto
             earnings

   (15)      Letter re unaudited interim financial     Not Applicable
             information

   (18)      Letter re change in accounting            Not Applicable
             principles

   (19)      Report furnished to security holders      Not Applicable

   (22)      Published report regarding matters        Not Applicable
             submitted to a vote of security holders

   (23)      Consents of experts and counsel           Not Applicable

   (24)      Power of attorney                         Not Applicable

   (27)      Financial Data Schedule                   Attached Hereto

   (99)      Additional exhibits                       Not Applicable

     (b) Reports on Form 8-K -No reports on Form 8-K were filed during the
         -------------------
quarter ended March 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NORTH PITTSBURGH SYSTEMS, INC.
                                            ------------------------------
                                            (Registrant)


Date    MAY 08 1995                          /s/ G. A. Gorman
                                            ------------------------------
                                            G. A. Gorman, President


Date    MAY 08 1995                          /s/ A. P. Kimble
                                            ------------------------------
                                            A. P. Kimble, Vice President,
                                            Secretary & Treasurer