Form 10-Q
period 1995-06-30
NORTH PITTSBURGH SYSTEMS INC
filed 1995-08-11
CIK 764765

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      June 30, 1995
                                     ----------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------

Commission File Number              0-13716
                               -----------------------------------------------


                        NORTH PITTSBURGH SYSTEMS, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Pennsylvania                               25-1485389
    -------------------------------            -------------------------------
    (State or other jurisdiction of            (I.R.S. Employer Identification
     incorporation or organization)                          No.)


            4008 Gibsonia Road, Gibsonia, Pennsylvania  15044-9311
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

                           Common Stock Outstanding
                           ------------------------

At August 1, 1995, the Registrant had 7,520,000 shares of common stock outstanding, par value $.3125 per share, the only class of such stock issued.

                                    PART I

                                    ITEM 1

                             FINANCIAL STATEMENTS

               NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                    (Thousands - Except Per Share Amounts)


                                                       For the Three Months          For the Six Months
                                                          Ended June 30                 Ended June 30
                                                       ------------------------------------------------
Operating revenues:                                      1995       1994             1995         1994
                                                        -------    -------          ------      -------
    Local network services                              $ 1,928    $ 1,635          $3,667      $ 3,344
    Long distance and access services                     9,834      8,970          19,159       17,873
    Directory advertising, billing & other services         525        487           1,055          969
    Telecommunication equipment sales                       467        324             958        1,133
    Other operating revenues                                317        316             707          681
                                                        -------    -------          ------      -------
        Total Operating Revenues                         13,071     11,732          25,546       24,000
                                                        -------    -------          ------      -------

Operating expenses:
   Depreciation and amortization                          1,918      1,886           3,771        3,840
   Network and other operating expenses                   5,245      4,672          10,259        9,261
   State and local taxes                                    544        494           1,137        1,048
   Telecommunication equipment expenses                     432        368             874        1,143
                                                        -------    -------          ------      -------
        Total Operating Expenses                          8,139      7,420          16,041       15,292
                                                        -------    -------          ------      -------
   Net Operating revenues                                 4,932      4,312           9,505        8,708

Other expense (income), net:
   Interest expense                                         397        380             801          772
   Interest income                                         (210)      (272)          (575)         (450)
   Sundry expense (income), net                              14       (167)            78          (118)
                                                        -------    -------          ------      -------
                                                            201        (59)            304          204
                                                        -------    -------          ------      -------
        Earnings before income taxes                      4,731      4,371           9,201        8,504

Income taxes:
    Current                                               1,906      1,762           3,691        3,442
    Deferred                                                  -          -               -            -
                                                        -------    -------          ------      -------
                                                          1,906      1,762           3,691        3,442
                                                        -------    -------          ------      -------
        Net earnings                                    $ 2,825    $ 2,609          $5,510        5,062
                                                        =======    =======          ======      =======

Average common shares outstanding                         7,520      7,520           7,520        7,520
                                                        =======    =======          ======      =======
Earnings per share of common stock                         $.38       $.35            $.73         $.67
                                                        =======    =======          ======      =======
Dividends per share of common stock                        $.24       $.22            $.48         $.44
                                                        =======    =======          ======      =======


    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)


                                                               June 30  Dec. 31
          ASSETS                                                 1995    1994
          ------                                               -------  -------
Current assets:
    Cash and temporary investments                             $10,775  $14,779
    Marketable securities available for sale                     1,253    2,063
    Marketable securities held to maturity                       6,493    5,640

    Accounts receivable:
       Customers                                                 3,158    3,169
       Access service settlements and other                      4,950    4,295
    Inventories of construction and operating materials and
       supplies                                                  2,102    2,110
    Prepaid taxes                                                  454        -
                                                               -------  -------
              Total current assets                              29,185   32,056
                                                               -------  -------

Property, plant and equipment:
   Telephone plant in service:
       Land                                                        188      188
       Buildings                                                 8,503    8,281
       Equipment                                                90,260   87,711
   Miscellaneous physical property                                 558       36
                                                               -------  -------
                                                                99,509   96,216
   Less accumulated depreciation and amortization               50,822   47,596
                                                               -------  -------
                                                                48,687   48,620
   Construction in progress                                      7,783    2,374
                                                               -------  -------
              Total property, plant and equipment, net          56,470   50,994

Investments                                                      3,495    3,480
Prepaid Pension Cost                                             1,164      827
Other assets                                                     4,435    4,221
                                                               -------  -------
                                                               $94,749  $91,578
                                                               =======  =======

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current Liabilities:
    Current portion of long-term debt                          $   680  $   662
    Accounts payable                                             6,405    5,174
    Accrued interest                                               121      127
    Dividend payable                                             1,805    1,654
    Taxes other than income taxes                                  317      620
    Accrued vacation                                               621      621
    Other liabilities                                              315      283
    Federal and state income taxes                                 672      247
                                                               -------  -------
              Total current liabilities                         10,936    9,388
                                                               -------  -------

Long term debt                                                  22,051   22,396

Unamortized investment tax credits                                 545      621
Deferred income taxes                                            5,653    5,653
Postretirement benefits                                          4,169    4,065
Other liabilities                                                1,509    1,544

Shareholders' equity:
     Capital stock/Common stock                                  2,350    2,350
     Capital in excess of par value                              2,215    2,215
     Retained earnings                                          45,321   43,346
                                                               -------  -------
              Total shareholders' equity                        49,886   47,911
                                                               -------  -------
                                                               $94,749  $91,578
                                                               =======  =======

    See accompanying notes to condensed consolidated financial statements.

               NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

                                                                     For the Six Months
                                                                       Ended June 30
                                                                     ------------------
                                                                       1995      1994
                                                                     --------   -------
Cash from operating activities:
    Net earnings                                                     $  5,510   $ 5,062
    Adjustments to reconcile net earnings to net cash from
      operating activities:

      Depreciation and amortization                                     3,773     3,840
      Equity (income) losses of affiliated companies                       25       (72)
      Provision for postretirement benefits other than pensions           104       200
      Investment tax credit amortization                                  (76)      (87)
      Deferred income taxes                                                 -         -
      Changes in assets and liabilities:
         Accounts receivable                                             (645)     (131)
         Inventories of construction and operating materials &
           supplies                                                         8      (349)
         Prepaid federal and state taxes                                 (454)     (410)
         Accounts payable                                               1,231       817
         Taxes other than income taxes                                   (304)     (236)
         Other liabilities                                                148       288
         Federal and state income taxes                                   425    (1,113)
         Prepaid Pension Cost                                            (337)     (357)
         Other, net                                                      (194)      257
                                                                     --------   -------
            Total adjustments                                           3,704     2,647
                                                                     --------   -------
            Net cash from operating activities                          9,214     7,709
                                                                     --------   -------

Cash used for investing activities:
   Expenditures for property and equipment                             (9,236)   (5,745)
   Net salvage on retirements                                              38       (15)
                                                                     --------   -------
            Net capital additions                                      (9,198)   (5,760)
                                                                     --------   -------
Purchase of marketable securities held to maturity                     (3,821)   (4,398)
Proceeds from redemption of marketable securites held to maturity       2,967     1,873
Purchase of marketable securities available for sale                     (352)     (806)
Proceeds from sale of marketable securities available for sale          1,163     1,073
Investments in affiliated entities                                        (40)      (14)
                                                                     --------   -------
             Net cash used for investing activities                    (9,281)   (8,032)
                                                                     --------   -------

Cash used for financing activities:
    Cash dividends                                                     (3,610)   (3,158)
    Retirement of debt                                                   (327)     (307)
                                                                     --------   -------
             Net cash used for financing activities                    (3,937)   (3,465)
                                                                     --------   -------

Net (decrease) increase in cash and temporary investments              (4,004)   (3,788)

Cash and temporary investments at beginning of period                  14,779    19,045
                                                                     --------   -------
Cash and temporary investments at end of period                      $ 10,775   $15,257
                                                                     ========   =======
Interest paid                                                        $    753   $   778
                                                                     ========   =======
Income taxes paid                                                    $  3,841   $ 4,643
                                                                     ========   =======

    See accompanying notes to condensed consolidated financial statements.

               NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

             NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)     GENERAL
        -------

        The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Registrant's wholly-owned subsidiaries, North Pittsburgh Telephone Company, Penn Telecom, Inc., Pinnatech, Inc. and Management Consulting Solutions, Inc. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Registrant believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods have been reflected. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report to the Securities and Exchange Commission on Form 10-K.


                                    ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.  Financial Condition
    -------------------

 (a) General
     -------

     There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1994 to June 30, 1995, the end of the six-month period reported herein.


 (b) Liquidity and Capital Resources
     -------------------------------

     Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at June 30, 1995 amounted to approximately $1,285,059 with such amount being part of the 1995 Construction Program. Funds for financing construction expenditures in the six-month period ended June 30, 1995 were generated from internal sources. In the foreseeable future, based on projected construction budgets and cash flows, North Pittsburgh Telephone Company anticipates financing all telephone plant construction from cash reserves and internally generated funds. At June 30, 1995, construction work in progress is $7,783,171. An additional $6,021,481 will be expended to complete these projects.

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

2.  Results of Operations
    ---------------------

     Total operating revenues increased $1,546,000 (6.4%) in the six-month period ended June 30, 1995, over the comparable period in 1994. This change was due to increases in long distance and access services of $1,286,000 (7.2%), local network services of $323,000 (9.7%) offset by a decrease in telecommunications equipment sales of $175,000 (15.5%).
     Higher long distance and access service revenues were generally the result of an increase in the number of customers and in minutes of use. However, the rate of growth of revenues slowed in 1995 as compared to 1994 due to the expansion in the first quarter of 1995 of an optional flat rated calling plan to meet customer calling needs. Increased local network service revenues were attributable to customer growth. The decrease in telecommunications equipment sales reflects a decrease in the number of systems sold in 1995 as compared to 1994.

     Total operating expenses for the six-month period ended June 30, 1995, increased $749,000 (4.9%) over the preceding year. That change is principally the result of an increase in network and other operating expenses of $998,000 (10.8%) offset by a decrease in telecommunication equipment expenses of $269,000 (23.5%). The increase in network and other operating expenses is the result of expanded operations to serve customer growth as noted above. In addition, increased computer software expenditures related to call processing and increased marketing expenses associated with the expansion of the optional calling plan discussed above, along with increased community awareness advertising campaigns account for the overall increases. The decrease in telecommunication equipment expenses is related to the decrease in equipment sales discussed above. The increase in total operating revenues discussed above coupled with a smaller increase in total operating expenses resulted in a 9% increase in net operating revenues in 1995 as compared to the same period in 1994.

     Interest income increased $125,000 due to the recording of unrealized losses on marketable securities in 1994.

     Net sundry expense of $78,000 is recorded in the first six months of 1995 versus net sundry income of $118,000 during the same period in 1994. Approximately $136,000 of the total difference of $196,000 in the categories between years is attributable to retroactive telephone industry settlements recorded in both 1995 and 1994.

     The increase in net operating revenues for the six-month period ended June 30, 1995, in conjunction with the increase in other expense (income), net, resulted in an increase of $697,000 (8.2%) in earnings before income taxes.

     Fluctuations in the revenues and expenses for the three-month period ended June 30, 1995, as compared to the same quarterly period in 1994 are generally attributable to the same reasons above in the year-to-date comparisons.



                                    PART II

                               OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders
- ------  ---------------------------------------------------

 (a) The 1995 Annual Meeting of Shareholders was held on May 19, 1995.

                                      PART II

                                 OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders (cont.)
- ------  -----------------------------------------------------------

 (c) The only matter voted upon at the Annual Meeting was the election of Directors. The vote tabulation in respect to the Directors elected at such meeting to serve until the 1996 Annual Meeting of Shareholders and until their successors are elected is shown in the following table:

                            Number of      Number
                             Shares          of
Name                     Voted In Favor    Shares
                                          Withheld
- ---------------------------------------------------
Harry R. Brown                 6,825,843     59,762
Dr. Charles E. Cole            6,863,796     21,809
Gerald A. Gorman               6,882,845      2,760
Richard R. Kauffman            6,838,316     47,289
Frank D. Reese                 6,862,114     23,491
Jay L. Sedwick                 6,870,042     15,563
Charles E. Thomas, Sr.         6,871,914     13,691
Charles E. Thomas, Jr.         6,876,645      8,960
Barton B. Williams             6,882,245      3,360



Item 6.  Exhibits and Reports on Form 8-K
- ------   --------------------------------


     (a) Exhibits - Exhibit Index for Quarterly Reports on Form 10-Q.
         --------


   Exhibit
   Number      Subject                                      Applicability
   -------     -------                                      --------------
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

   (10)        Material Contracts                            Not Applicable

   (11)        Statement re computation of per share         Attached Hereto
               earnings

   (15)        Letter re unaudited interim financial         Not Applicable
               information

   (18)        Letter re change in accounting                Not Applicable
               principles

   (19)        Report furnished to security holders          Not Applicable



   Exhibit
   Number    Subject                                  Applicability
   -------   -------                                  -------------

   (22)      Published report regarding matters        Not Applicable
             submitted to a vote of security holders

   (23)      Consents of experts and counsel           Not Applicable

   (24)      Power of attorney                         Not Applicable

   (27)      Financial Data Schedule                   Attached Hereto

   (99)      Additional exhibits                       Not Applicable


     (b) Reports on Form 8-K -No reports on Form 8-K were filed during the
         -------------------
         quarter ended June 30, 1995.



                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NORTH PITTSBURGH SYSTEMS, INC.
                                     ------------------------------
                                     (Registrant)



Date  Aug 08 1995                    /s/   G. A. GORMAN
     -------------                   -----------------------------
                                     G. A. Gorman, President



Date  Aug 08 1995                    /s/   A. P. KIMBLE
     -------------                   -----------------------------
                                     A. P. Kimble, Vice President,
                                     Secretary & Treasurer