Form 10-Q
period 1995-09-30
NORTH PITTSBURGH SYSTEMS INC
filed 1995-11-13
CIK 764765

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended            September 30, 1995
                                     ------------------------------------------

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number                         0-13716
                      ----------------------------------------------------------


                        NORTH PITTSBURGH SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Pennsylvania                               25-1485389
--------------------------------------    --------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


            4008 Gibsonia Road, Gibsonia, Pennsylvania  15044-9311
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 412 443-9600
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



                                   No Change
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


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

                           Common Stock Outstanding
                           ------------------------

At November 1, 1995, the Registrant had 7,520,000 shares of common stock outstanding, par value $.3125 per share, the only class of such stock issued.

                                    PART I

                                    ITEM 1

                             FINANCIAL STATEMENTS

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                    (Thousands - Except Per Share Amounts)

                                                       For the Three Months               For the Nine Months
                                                        Ended September 30                 Ended September 30
                                                       ----------------------            ----------------------
                                                         1995         1994                 1995         1994
                                                       ---------    ---------            ---------    ---------
Operating revenues:
    Local network services                              $ 1,866      $ 1,759              $ 5,533      $ 5,103
    Long distance and access services                     9,964        9,298               29,123       27,171
    Directory advertising, billing & other services         531          487                1,586        1,456
    Telecommunication equipment sales                       592        1,206                1,550        2,339
    Other operating revenues                                490          266                1,197          947
                                                       --------     --------             --------     --------
        Total Operating Revenues                         13,443       13,016               38,989       37,016
                                                       --------     --------             --------     --------

Operating expenses:
    Depreciation and amortization                         2,137        1,750                5,991        5,590
    Network and other operating expenses                  5,575        4,666               15,752       13,927
    State and local taxes                                   535          512                1,671        1,560
    Telecommunication equipment expenses                    496        1,073                1,370        2,216
                                                       --------     --------             --------     --------
        Total Operating Expenses                          8,743        8,001               24,784       23,293
                                                       --------     --------             --------     --------
    Net Operating revenues                                4,700        5,015               14,205       13,723

Other expense (income), net:
    Interest expense                                        399          383                1,200        1,155
    Interest income                                        (225)        (275)                (800)        (725)
    Sundry expense (income), net                             72           (9)                 150         (127)
                                                       --------     --------             --------     --------
                                                            246           99                  550          303
                                                       --------     --------             --------     --------
        Earnings before income taxes                      4,454        4,916               13,655       13,420

Income taxes:
    Current                                               1,851        1,992                5,542        5,434
    Deferred                                                  -            -                    -            -
                                                       --------     --------             --------     --------
                                                          1,851        1,992                5,542        5,434
                                                       --------     --------             --------     --------
        Net earnings                                    $ 2,603      $ 2,924              $ 8,113      $ 7,986
                                                       ========     ========             ========     ========
Average common shares outstanding                         7,520        7,520                7,520        7,520
                                                       ========     ========             ========     ========
Earnings per share of common stock                      $   .35      $   .39              $  1.08      $  1.06
                                                       ========     ========             ========     ========
Dividends per share of common stock                     $   .24      $   .22              $   .72      $   .66
                                                       ========     ========             ========     ========


    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)

                                                               Sept. 30       Dec. 31
             ASSETS                                              1995          1994
             ------                                           ----------     ---------
Current assets:
    Cash and temporary investments                             $  9,586       $14,779
    Marketable securities available for sale                      1,550         2,063
    Marketable securities held to maturity                        6,475         5,640

    Accounts receivable:
       Customers                                                  3,552         3,169
       Access service settlements and other                       5,897         4,295
    Inventories of construction and operating materials and
       supplies                                                   2,175         2,110
    Prepaid taxes                                                   130             -
                                                              ----------     ---------
              Total current assets                               29,365        32,056
                                                              ----------     ---------
Property, plant and equipment:
    Telephone plant in service:
       Land                                                         188           188
       Buildings                                                  8,523         8,281
       Equipment                                                 92,133        87,711
    Miscellaneous physical property                                 608            36
                                                              ----------     ---------
                                                                101,452        96,216
    Less accumulated depreciation and amortization               51,581        47,596
                                                              ----------     ---------
                                                                 49,871        48,620
    Construction in progress                                      7,746         2,374
                                                              ----------     ---------
              Total property, plant and equipment, net           57,617        50,994

Investments                                                       3,286         3,480
Prepaid Pension Cost                                                926           827
Other assets                                                      4,234         4,221
                                                              ----------     ---------
                                                               $ 95,428       $91,578
                                                              ==========     =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current Liabilities:
    Current portion of long-term debt                          $    690       $   662
    Accounts payable                                              6,357         5,174
    Accrued interest                                                121           127
    Dividend payable                                              1,805         1,654
    Taxes other than income taxes                                   344           620
    Accrued vacation                                                621           621
    Other liabilities                                               375           283
    Federal and state income taxes                                  591           247
                                                              ----------     ---------
              Total current liabilities                          10,904         9,388
                                                              ----------     ---------
Long term debt                                                   21,876        22,396

Unamortized investment tax credits                                  508           621
Deferred income taxes                                             5,725         5,653
Postretirement benefits                                           4,210         4,065
Other liabilities                                                 1,490         1,544

Shareholders' equity:
    Capital stock/Common stock                                    2,350         2,350
    Capital in excess of par value                                2,215         2,215
    Retained earnings                                            46,150        43,346
                                                              ----------     ---------
              Total shareholders' equity                         50,715        47,911
                                                              ----------     ---------
                                                               $ 95,428       $91,578
                                                              ==========     =========

    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

                                                                        For the Nine Months
                                                                        Ended September 30
                                                                     ------------------------
                                                                       1995           1994
                                                                     ----------      --------
Cash from operating activities:
    Net earnings                                                      $  8,113        $ 7,986
    Adjustments to reconcile net earnings to net cash from
       operating activities:

       Depreciation and amortization                                     5,786          5,590
       Equity (income) losses of affiliated companies                      (41)           (99)
       Provision for postretirement benefits other than pensions           146            230
       Investment tax credit amortization                                 (113)          (130)
       Deferred income taxes                                                 -              -
       Changes in assets and liabilities:
          Accounts receivable                                           (1,985)        (1,553)
          Inventories of construction and operating materials &
            supplies                                                       (65)           235
          Prepaid federal and state taxes                                 (130)           (99)
          Accounts payable                                               1,184          1,164
          Taxes other than income taxes                                   (276)          (206)
          Other liabilities                                                 39            307
          Federal and state income taxes                                   344           (923)
          Prepaid Pension Cost                                             (99)          (195)
          Other, net                                                         7             95
                                                                     ----------      --------
              Total adjustments                                          4,797          4,416
                                                                     ----------      --------
              Net cash from operating activities                        12,910         12,402
                                                                     ----------      --------

Cash used for investing activities:
    Expenditures for property and equipment                            (12,348)        (7,615)
    Net salvage on retirements                                              87            116
                                                                     ----------      --------
              Net capital additions                                    (12,261)        (7,499)
                                                                     ----------      --------
Purchase of marketable securities held to maturity                      (5,211)        (5,236)
Proceeds from redemption of marketable securites held to maturity        4,376          2,842
Purchase of marketable securities available for sale                      (732)          (950)
Proceeds from sale of marketable securities available for sale           1,245          1,073
Investments in affiliated entities                                         235           (150)
                                                                     ----------      --------
              Net cash used for investing activities                   (12,348)        (9,920)
                                                                     ----------      --------

Cash used for financing activities:
    Cash dividends                                                      (5,264)        (4,813)
    Retirement of debt                                                    (491)          (461)
                                                                     ----------      --------
              Net cash used for financing activities                    (5,755)        (5,274)
                                                                     ----------      --------

Net (decrease) increase in cash and temporary investments               (5,193)        (2,792)

Cash and temporary investments at beginning of period                   14,779         19,045
                                                                     ----------      --------
Cash and temporary investments at end of period                       $  9,586        $16,253
                                                                     ==========      ========
Interest paid                                                         $  1,150        $ 1,161
                                                                     ==========      ========
Income taxes paid                                                     $  5,813        $ 6,489
                                                                     ==========      ========

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


                                    ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.   Financial Condition
     -------------------

 (a) General
     -------

     There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1994 to September 30, 1995, the end of the nine-month period reported herein.

 (b) Liquidity and Capital Resources
     -------------------------------

     Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at September 30, 1995 amounted to approximately $1,603,074 with such amount being part of the 1995 Construction Program. Funds for financing construction expenditures in the nine-month period ended September 30, 1995 were generated from internal sources. In the foreseeable future, based on projected construction budgets and cash flows, North Pittsburgh Telephone Company anticipates financing all telephone plant construction from cash reserves and internally generated funds. At September 30, 1995, construction work in progress is $7,745,618. An additional $6,778,970 will be expended to complete these projects.

     The Registrant and its subsidiaries have not experienced any difficulty in the past meeting either long-term or short-term cash commitments. Cash flow generated through regular operations has been adequate to not only finance a significant portion of the capital requirements of the Registrant as discussed in the previous paragraph but also to meet principal and interest payments on long-term debt and all working capital requirements. It is anticipated that future long-term interest and principal payments will be made from the same source of internally generated funds.

 (c) Regulatory
     ----------

     On August 4, 1995, the U.S. House of Representatives passed a bill which includes provisions that could lead to the opening of the Registrant's telephone subsidiary's local exchange market to competitors and would permit local exchange carriers, such as the Registrant's subsidiary to provide interLATA services. The Senate passed a similar bill in June, 1995. A conference committee will attempt to work through the differences between the two bills prior to year end. There are a number of on-going PA PUC proceedings in respect to intraLATA presubscription, new competitive local exchange carriers in Pittsburgh and Philadelphia and universal service. No definitive predictions can be made as to whether or when such legislation or proceedings will be enacted or effective, the provisions thereof, or the impact on the business or financial condition of the Registrant.

2.   Results of Operations
     ---------------------

     Total operating revenues increased $1,973,000 (5.3%) in the nine-month period ended September 30, 1995, over the comparable period in 1994. This change was due to increases in long distance and access services of $1,952,000 (7.2%), local network services of $430,000 (8.4%) offset by a decrease in telecommunications equipment sales of $789,000 (33.8%). Higher long distance and access service revenues were generally the result of an increase in the number of customers and in minutes of use. However, the rate of growth of revenues slowed in 1995 as compared to 1994 due to the expansion in the first quarter of 1995 of an optional flat rated calling plan to meet customer calling needs. Increased local network service revenues were attributable to customer growth. The decrease in telecommunications equipment sales reflects a decrease in the number of systems sold in 1995 as compared to 1994.

     Total operating expenses for the nine-month period ended September 30, 1995, increased $1,491,000 (6.4%) over the preceding year. That change is principally the result of an increase in network and other operating expenses of $1,835,000 (13.1%) offset by a decrease in telecommunication equipment expenses of $846,000 (38.2%). The increase in network and other operating expenses is the result of expanded operations to serve customer growth as noted above. In addition, increased marketing expenses associated with the expansion of the optional calling plan discussed above and increased community awareness advertising campaigns account for the overall increases. The decrease in telecommunication equipment expenses is related to the decrease in equipment sales discussed above. The increase in total operating revenues discussed above coupled with the increase in total operating expenses resulted in a 3.5% increase in net operating revenues in 1995 as compared to the same period in 1994.

     Net sundry expense of $150,000 is recorded in the first nine months of 1995 versus net sundry income of $127,000 during the same period in 1994. Approximately $215,000 of the total difference of $277,000 in the categories between years is attributable to retroactive telephone industry settlements recorded in both 1995 and 1994.

     The increase in net operating revenues for the nine-month period ended September 30, 1995, in conjunction with the increase in other expense (income), net, resulted in an increase of $235,000 (1.8%) in earnings before income taxes.

     The same reasons for fluctuations in the revenues and expenses stated above for the year-to-date comparisons generally apply to the three-month period ended September 30, 1995 compared to the same quarterly period in 1994. The third quarter figures and the year-to-date figures of 1995 also include expenses of approximately $525,000 associated with the start-up business activities of the Registrant to eventually supplement its revenue sources or to replace possible future reductions in its telephone revenues. Such expenses are recorded in depreciation and amortization and network and other operating expense captions on the Consolidated Statements of Earnings. Associated revenues were approximately 50% of expenses and are projected to gradually exceed expenses in two years or less.

                                    PART II

                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------


 (a)  Exhibits - Exhibit Index for Quarterly Reports on Form 10-Q.
      --------


Exhibit
Number    Subject                                  Applicability
-------   -------                                  -------------
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

   (10)   Material Contracts                       Not Applicable

   (11)   Statement re computation of per          Attached Hereto
          share earnings

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

   (22)   Published report regarding matters       Not Applicable
          submitted to a vote of security holders

   (23)   Consents of experts and counsel          Not Applicable

   (24)   Power of attorney                        Not Applicable

   (27)   Financial Data Schedule                  Attached Hereto

   (99)   Additional exhibits                      Not Applicable

  (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter
      -------------------
      ended September 30, 1995.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NORTH PITTSBURGH SYSTEMS, INC.
                                    ------------------------------
                                     (Registrant)



Date   November 13, 1995                /s/ G. A. Gorman
    -----------------------         -----------------------------------------
                                    G. A. Gorman, President



 Date  November 13, 1995                /s/ A. P. Kimble
    -----------------------         -----------------------------------------
                                    A. P. Kimble, Vice President, Secretary &
                                    Treasurer