Form 10-K
period 1995-12-31
NORTH PITTSBURGH SYSTEMS INC
filed 1996-03-29
CIK 764765

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended         December 31, 1995
                               ----------------------
                                         OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934  [NO FEE REQUIRED]


For the transition period from                      to
                                -------------------    ---------------------

Commission File Number                     0-13716
                        ----------------------------------------------------


                        North Pittsburgh Systems, Inc.
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Pennsylvania                            25-1485389
               ------------                            ----------
     (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)



     4008 Gibsonia Road, Gibsonia, Pennsylvania        15044-9311
   ---------------------------------------------      -----------


Registrant's telephone number, including area code           412/443-9600
                                                     -------------------------


Securities registered pursuant to Section 12(b) of the Act:


         Title of Each Class      Name of each exchange on which registered
         -------------------      -----------------------------------------
                 None                           Not Applicable



                                             (Cover page continued on next page)

Securities registered pursuant to Section 12(g) of the Act:


                                 Common Stock
-------------------------------------------------------------------------------
                               (Title of Class)


                    SECTION 13 OR 15(d) FILING REQUIREMENTS
                    ---------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES    X       NO _______
    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]



         AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES
         -------------------------------------------------------------

Based on the average of the bid and asked prices on March 15, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant is $466,240,000. (Includes 855,761 shares beneficially owned by Directors and Officers as a group.)



         OUTSTANDING SHARES OF EACH CLASS OF REGISTRANT'S COMMON STOCK
         -------------------------------------------------------------


                 Class                            Outstanding at March 15, 1996
                 -----                            -----------------------------

Common Stock, Par Value $.3125 per share                 7,520,000 shares


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


The information for Item 10, Directors and Executive Officers of the Registrant;
Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, has been incorporated into Part III of this Form 10-K by reference to Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1995.

                                                             (End of cover page)

                                     PART I

Item 1.   Description of Business
------    -----------------------

   (a) General Development of Business:
       -------------------------------

   North Pittsburgh Systems, Inc. (the Registrant), organized May 31, 1985, is a holding company and has no operating function. Its predecessor, North Pittsburgh Telephone Company (North Pittsburgh or NPTC), a telephone public utility incorporated in 1906, became a wholly-owned subsidiary of the Registrant on May 31, 1985. Penn Telecom, Inc. (Penn Telecom) became a wholly-owned subsidiary of the Registrant on January 30, 1988. Prior to this date, Penn Telecom was a wholly-owned subsidiary of North Pittsburgh. The principal business activities of Penn Telecom consist of the sale, rental and servicing of telecommunication equipment to end users, the resale of bulk billed message toll services and high capacity intercity facilities. The Registrant, NPTC and Penn Telecom operate under the provisions of the Pennsylvania Business Corporation Law. No significant changes in the mode of conducting business by the Registrant, North Pittsburgh or Penn Telecom have occurred since the beginning of the fiscal year ended December 31, 1995.

   Management Consulting Solutions, Inc. (MCSI) and Pinnatech, Inc. (Pinnatech), wholly-owned subsidiaries of the Registrant, were formed in 1995. MCSI provides consulting and computer outsourcing services principally to the healthcare industry, and Pinnatech provides Internet access services. As both MCSI and Pinnatech were in the start-up phase of their operations during 1995, they did not have a material effect on the results of operations for 1995 (see Item 7 of this report). The business activities of MCSI and Pinnatech are not significant and are not considered as reportable industry segments of the Registrant.

   (b) Financial Information About Industry Segments:
       ---------------------------------------------

   This paragraph is not applicable. The Registrant, through North Pittsburgh and Penn Telecom, is engaged in the business of providing telecommunication services and equipment which is not considered separable into industry segments.

   (c) Narrative Description of Business:
       ---------------------------------

   (1) Business Done and Intended To Be Done:
       -------------------------------------

          (i) Principal Services Rendered.  The Registrant, through North
              ---------------------------
Pittsburgh and Penn Telecom, is engaged in providing telecommunication services and equipment to customers generally located in Western Pennsylvania.

   North Pittsburgh furnishes telecommunication services in all or parts of Allegheny, Armstrong, Butler and Westmoreland Counties subject to the jurisdiction of the Pennsylvania Public Utility Commission (PA PUC) under the provisions of the Pennsylvania Public Utility Code which confers upon that Commission broad powers of supervision and regulation over public utilities with respect to service and facilities, rates and charges, securities, the encumbering or disposition of public utility properties, accounting and various other matters.

Federal legislation in the form of The Telecommunications Act of 1996 may be construed to remove some jurisdiction from the PA PUC, but, as to what extent, it is not certain at this time. North Pittsburgh, prior to July 8, 1998, must seek approval of an alternative form of regulation from the PA PUC. (See discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

   At January 31, 1996, North Pittsburgh served approximately 57,800 customers through nine digital fiber-linked central offices (eight exchanges) in its franchised area.

   Telephone service by North Pittsburgh to locations outside of its franchised telephone service territory but within the Local Access Transport Area (LATA) (identified in this case as the 412 Numbering Plan Area (NPA)) is furnished through switched and special access connections with Bell Atlantic - Pennsylvania, Inc. (BAPA) (formerly known as The Bell Telephone Company of Pennsylvania), other independent telephone companies and, in some instances, Interexchange Carriers (IXCs), Competitive Access Providers (CAPs) or resellers.

   North Pittsburgh bills toll calls within the LATA to its customers using toll rates contained in a Pennsylvania Telephone Association (PTA) tariff on file with the PA PUC. North Pittsburgh retains the revenues for such calls and pays network access charges to BAPA and other telephone companies for terminating this toll traffic. Conversely, North Pittsburgh receives network access charge revenues for terminating the traffic of others.

   North Pittsburgh is a participating Issuing Carrier in the National Exchange Carrier Association (NECA) tariffs which are on file with the Federal Communications Commission (FCC) in respect to the provision of network access to IXCs and others for interstate telephone service to areas beyond the LATA. Such tariffs contain the rates chargeable for interstate switched and special access to and from North Pittsburgh's telephone facilities. North Pittsburgh is also a participating Issuing Carrier under authority of a PTA tariff on file with the PA PUC which contains the rates chargeable for intrastate switched and special access from North Pittsburgh's telephone facilities to Pennsylvania locations beyond the LATA and to North Pittsburgh's facilities from such locations. Penn Telecom, as an IXC, markets intrastate and interstate toll services by reselling bulk billed message toll services.

   North Pittsburgh provides facilities for special circuits (alarms, data transmission, etc.), mobile telephone and other services and receives revenues from the sale of advertising space in telephone directories. The respective amounts of operating revenues contributed by local network services, long distance and access services, telecommunication equipment sales, directory advertising and billing and collection services for certain IXCs, including Penn Telecom, during each of the last three fiscal years are set forth in the Financial Statements and Schedules provided in response to Item 8 and are incorporated herein by reference.

   North Pittsburgh and Alltel Mobile Communications, Inc. are Limited Partners with a partnership interest of 3.6 percent each and Bell Atlantic Mobile Systems of Pittsburgh, Inc. is both a General and a Limited Partner with partnership interests of 40.0 and 52.8 percent, respectively, in the Pittsburgh SMSA Limited Partnership which provides cellular radio service (Cellular Service) in and around the Pittsburgh Standard Metropolitan Statistical Area (SMSA) as authorized by the FCC.

   North Pittsburgh, Centennial Cellular Telephone Company of Lawrence (Centennial) and Venus Cellular Telephone Company, Inc. (Venus) are Limited Partners, each with a partnership interest of 14.29 percent, and United Telephone Company of Pennsylvania is the General Partner with a partnership interest of 57.13 percent in Pennsylvania RSA 6(I) Limited Partnership which provides Cellular Service in a Rural Service Area (RSA) consisting of Clarion and Lawrence Counties and the Northern portions of Armstrong and Butler Counties.

   North Pittsburgh, Centennial and Venus are Limited Partners with partnership interests of 20.29, 14.29 and 14.29 percent, respectively, and Bell Atlantic Mobile Systems of Pennsylvania RSA 6(II), Inc. is the General Partner with a partnership interest of 51.13 percent in Pennsylvania RSA 6(II) Limited Partnership which provides Cellular Service in a RSA consisting of the Southern portions of Armstrong and Butler Counties.

          (ii) Status of New Products.  This paragraph is not applicable.  The
               ----------------------
Registrant, NPTC and Penn Telecom have not made public any information concerning new products or services that would require the investment of a material amount of the assets of the Registrant or that otherwise is material.

         (iii) Equipment Availability.  The Registrant, NPTC and Penn Telecom
               ----------------------
have not encountered, nor do they anticipate, any difficulty in obtaining a ready supply of telecommunication equipment from manufacturer suppliers. Although certain individual suppliers may each supply more than 10 percent of their equipment requirements, the Registrant, NPTC and Penn Telecom are not primarily dependent upon any one supplier with alternative suppliers of telecommunication equipment being readily available.

          (iv) Certificates, Franchises, Etc. and Licenses.  North Pittsburgh
               -------------------------------------------
holds valid, continuing and subsisting rights, certificates, franchises, licenses (other than those mentioned in the following paragraph) and renewable permits adequate for the conduct of its business in the territory it serves, none of which contain any burdensome restrictions. While its rights to serve are not exclusive, prior approval of the PA PUC is required for any other person or corporation (except a municipal corporation within its municipal limits or a bona fide cooperative furnishing service to its members on a non-profit basis) to provide local exchange telephone service in those areas in which North Pittsburgh is providing such service and at present, there is no such competing service. However, see subparagraph (c)(l)(x) of this item.

   North Pittsburgh has an FCC license to operate a private operational telephone maintenance radio service station (WIK 838 expiring on March 20, 2001). In addition, North Pittsburgh has an FCC license to operate an Improved Mobile Telephone System (IMTS) (call sign KGH-862 expiring on July 1, 1998). Renewal license applications were filed on December 27, 1990 with the FCC for the continued operation by North Pittsburgh of two point-to-point microwave systems (call signs KG0-21 and KGN-88). The FCC acknowledged such renewal applications in a Public Notice dated March 21, 1991 indicating an expiration date of February 1, 2001. North Pittsburgh also holds a non-commercial private license (call sign WPCD 845 expiring on April 29, 1998) for its own maintenance radio service and other purposes. North Pittsburgh has not encountered in the past, nor does it anticipate in the future, any difficulty in renewing these FCC licenses.

          (v) Seasonality of Business.  The business of furnishing
              -----------------------
telecommunication services is not seasonal.

          (vi) Practices Relating to Working Capital.  This paragraph is not
               -------------------------------------
applicable. No special practices relating to working capital have been adopted by the Registrant or its subsidiaries. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.)

          (vii) Customers.  No material part of the overall business of
                ---------
the Registrant, NPTC and Penn Telecom is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on its business.

          (viii) Backlog of Orders.  The Registrant, NPTC and Penn Telecom
                 -----------------
do not have a significant backlog of service and installation orders. Improvements and expansion of their facilities are, to the extent possible, made in anticipation of demands for service and a reasonable and adequate inventory is maintained to meet the requirements of customers.

          (ix) Renegotiation of Profits or Termination of Contracts.  The
               ----------------------------------------------------
Registrant, NPTC and Penn Telecom do not have a material portion of their business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

          (x) Competition.  The move towards the replacement of regulatory
              ------------
control of monopoly based telecommunication services to a competitive environment culminated with the recent passage of The Telecommunications Act of 1996 (1996 Act). The Federal Communications Commission (FCC) must now issue regulations that spell out the specifics of the 1996 Act and the Pennsylvania Public Utility Commission (PA PUC) must choose a course of action to implement the 1996 Act as enacted, or to the extent possible and permissible, change the manner in which such regulations are implemented in Pennsylvania before the impact on North Pittsburgh can be fully understood and measured. However, the clear intent of the 1996 Act is to open up the local exchange market to competition. This appears to mandate, among other items, that a Local Exchange Carrier (LEC) such as North Pittsburgh permit the resale of its service at wholesale rates, provide number portability if feasible, provide dialing parity, provide interconnection to any requesting carrier for the transmission and routing of telephone exchange service and exchange access and provide access to network elements.

   Toll telecommunication services beyond North Pittsburgh's franchised telephone service area and within the LATA, hereinafter referred to as intraLATA, or service within the 412 NPA, are presently provided through interconnections with BAPA and other telephone companies. IXCs and resellers have, since 1985, been permitted to also furnish or supply intraLATA telecommunication services. However, in late 1995, the PA PUC approved intraLATA Presubscription (also known as equal access) under which a customer will be able to choose his or her intraLATA toll carrier similar to the choice currently made for an interLATA toll carrier. IntraLATA Presubscription must be implemented by North Pittsburgh no later than December 31, 1997. It is not possible to determine the ultimate impact of intraLATA Presubscription, but it is expected that it may result in some reduction of revenues.

   The PA PUC also approved the provision of local exchange service by two Competitive Local Exchange Carriers (CLECs) in each of the Pittsburgh and Philadelphia local exchange markets served by BAPA and one CLEC in all of the area in Pennsylvania served by BAPA. AT&T filed an application with the PA PUC on February 29, 1996 to begin to offer, render, furnish or supply Competitive Local Exchange Service throughout Pennsylvania. Thus far, the local exchange market served by North Pittsburgh has not been affected. North Pittsburgh currently faces (or will eventually face) competition in respect to switched and special access service, intraLATA toll service, local exchange services, public payphone service and directory publishing. The competition in these service markets will come from IXCs (such as AT&T, MCI, Sprint and LDDS), CLECs (such as TCG Pittsburgh and MFS Intelenet), Competitive Access Providers (CAPS) (such as MFS Comm, and Teleport), Cable TV Companies, Cellular Service Providers, Personal Communications Service (PCS) Providers, VSAT (satellite) channels and Shared Tenant Service companies.

   The 1996 Act, regulatory proceedings in Pennsylvania and the thrust towards a fully competitive marketplace have created some uncertainty in respect to the levels of North Pittsburgh's revenue growth in the future. However, its unique location in a growing commercial/residential suburban traffic corridor to the north of the City of Pittsburgh, its state-of-the-art switching transmission and transport facilities and its extensive fiber network place North Pittsburgh in a solid position to meet competition and minimize any loss of revenues. In addition, North Pittsburgh continues to make its network flexible and responsive to the needs of its customers to meet competitive threats. New services, access line growth and anticipated usage growth will lessen or offset any reductions in North Pittsburgh's revenue sources.

   Penn Telecom is faced with competition in respect to the sale, rental and servicing of deregulated telecommunication equipment both within and outside North Pittsburgh's franchised telephone service area. To date, Penn Telecom has endeavored to compete with such interconnect companies. As a reseller of both interstate and intrastate toll services, Penn Telecom is in direct competition with other IXCs. Penn Telecom is certified by the PA PUC to offer toll resale services and has a tariff on file with the FCC to provide interstate toll services.
          (xi) Research Activities.  The Registrant, NPTC and Penn Telecom do
               -------------------
not engage in any research activities relating to the development of new products or services or the improvement of existing products or services and no amounts have been expended in the past three years for such activities.

          (xii) Environmental Matters.  Compliance with federal, state and
                ---------------------
local provisions which have been adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not materially affected the capital expenditures, earnings and competitive position of the Registrant, NPTC and Penn Telecom.

          (xiii) Employees.  At December 31, 1995, the Registrant, through
                 ---------
all of its subsidiaries, employed 288 persons.

   (d) Financial Information About Foreign and Domestic Operations and Export
       ----------------------------------------------------------------------
Sales. This paragraph is not applicable.  The Registrant, NPTC and Penn Telecom
-----
do not engage in any operations in foreign countries.


Item 2.   Properties
------    ----------

   The Registrant owns in fee, an office/warehouse building which houses the operations of Penn Telecom and MCSI. The materially important physical properties of North Pittsburgh, all owned in fee (except some rights-of-way) and most of which are held subject to Mortgage and Security Agreements with the Rural Telephone Bank, consist principally of land, buildings, central office equipment, long distance switching facilities, transmission facilities, pole lines, aerial cable, underground cable, aerial wire, buried cable, buried wire, distribution wire, underground conduit, furniture, office and computer equipment, garage facilities, vehicles and work equipment and generally any and all property required to operate a modern telecommunications network. Such facilities are fully utilized except that improvement and expansion of those facilities are, to the extent possible, made in anticipation of the demand for service. All of the foregoing properties are located within Allegheny, Armstrong, Butler and Westmoreland Counties in Western Pennsylvania.

   From January 1, 1991 to December 31, 1995, North Pittsburgh made gross property additions of approximately $51,133,000 (which is about 45.9% of the original cost of the present telephone plant) and property retirements of approximately $19,649,000. North Pittsburgh's 1996 construction program, subject to adjustment for economic conditions, postponements of housing developments, etc. is estimated to be in the $16 million to $20 million range which includes central office equipment additions, distribution lines, etc. to permit expansion or improvement of North Pittsburgh's telecommunication services.


Item 3.   Legal Proceedings
------    -----------------

   As of the date hereof, except for regulatory matters before the PA PUC, including matters which could result in the expansion of competition, there were no material pending legal or governmental proceedings directly involving the Registrant or its subsidiaries, other than ordinary routine litigation or ordinary routine utility matters incidental to the business and matters as to which the Registrant and its subsidiaries are insured.


Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

   No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

ADDITIONAL ITEM FOR PART I. - Executive Officers of the Registrant
------------------------------------------------------------------

   Information regarding the Registrant's Executive Officers is provided below. In addition to the positions and business experience related to the Registrant, additional information related to North Pittsburgh Telephone Company, the Registrant's predecessor and principal subsidiary, is also presented.

Executive Officers of the Registrant:
------------------------------------

                                                    Positions and Offices
                                                 ----------------------------
Name and Business Experience                Age      with Registrant (1)
----------------------------                ---  ----------------------------
Charles E. Thomas, Sr.                       82   Chairman, Board of Directors
 Registrant: Chairman of the Board of
 Directors since incorporation in 1985;
 Partner in the law firm of Thomas,
 Thomas, Armstrong & Niesen,
 Harrisburg, PA, since the formation in
 1991 of this firm which is retained as
 general counsel to the Registrant;
 Partner in the law firm of Thomas &
 Thomas from 1977 to 1990.  North
 Pittsburgh Telephone Company:
 Chairman of the Board of Directors
 since 1968; Director since 1957.  Mr.
 Thomas is also a Director of Denver
 and Ephrata Telephone and Telegraph
 Company, Ephrata, PA.


Gerald A. Gorman                             66   Director and President
 Registrant: Director since incorporation
 in 1985; President since May, 1994;
 Executive Vice President from 1992 to
 1994; Vice President - Finance from
 1985 to 1992; Secretary from 1985 to
 1993.  North Pittsburgh Telephone
 Company: Director since 1979;
 President since 1993; General Manager
 since 1992; Executive Vice President
 from 1992 to 1994; Vice President -
 Finance from 1972 to 1992; Assistant
 General Manager from 1986 to 1992;
 Secretary from 1968 to 1993.

Harry R. Brown                               59   Director and Vice President
 Registrant: Director since 1989; Vice
 President since 1992.  North Pittsburgh
 Telephone Company:  Director since
 1989; Vice President - Operations since
 1987; Assistant Vice President -
 Operations from 1986 to 1987;
 Network Engineering Manager from
 1984 to 1986; Equipment Supervisor
 from 1975 to 1984.


Executive Officers of the Registrant:
------------------------------------

                                                    Positions and Offices
                                                 ----------------------------
Name and Business Experience                Age      with Registrant (1)
----------------------------                ---  ----------------------------
Allen P. Kimble                              49   Vice President, Secretary and
 Registrant: Secretary since 1993;                Treasurer
 Vice President since 1989; Treasurer
 since incorporation in 1985.  North
 Pittsburgh Telephone Company: Secretary
 since 1993; Vice President since 1989;
 Treasurer since 1979; Assistant Vice
 President from 1987 to 1989; Assistant
 Secretary from 1977 to 1993.

N. William Barthlow                          41   Vice President and Assistant
 Registrant: Vice President since May,            Secretary
 1994; Assistant Secretary since 1993;
 Assistant Vice President from 1990 to
 1994.  North Pittsburgh Telephone Company:
 Vice President - Marketing and Revenues
 since 1994; Assistant Secretary since
 1993; Assistant Vice President - Revenue
 Requirements from 1989 to 1994; Revenue
 Requirements Manager from 1987 to 1989.


   (1) Directors. Messrs. Thomas, Gorman and Brown were elected as Directors at
       ---------
       the 1995 Annual Meeting of Shareholders held May 19, 1995 to serve until the 1996 Annual Meeting of Shareholders. All of these current Directors will be nominees for reelection as Directors at the Annual Meeting of Shareholders to be held May 17, 1996.

   (2) Officers. Messrs. Thomas, Gorman, Brown, Kimble and Barthlow were
       --------
       elected to their respective offices at a Board of Directors' Organizational Meeting which followed the May 19, 1995 Annual Meeting of Shareholders. All officers will hold their offices until the first meeting of the Board following the 1996 Annual Meeting of Shareholders.

   (3) Arrangements. There are no arrangements or understandings between any of
       ------------
       the above executive officers and any other person pursuant to which they were elected as an officer.

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
------    ---------------------------------------------------------------------

   (a) Principal Markets and Market Price:
       ----------------------------------

   The Registrant's Common Stock is registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934.
The stock is not listed on any Stock Exchange and is considered as being traded on the OTC (Over-the-Counter) market. The Registrant's Common Stock was not actively traded or routinely quoted in 1994 and for most of 1995. However, beginning on October 31, 1995, a brokerage firm in Pittsburgh has been making an effort to establish a market for the Registrant's Common Stock. Quotations provided solely by such brokerage firm are published five times a week in the financial pages of the Pittsburgh Post-Gazette. The principal market for such stock appears to be present shareholders, telephone service subscribers and other persons, generally residents of Pennsylvania. To the best of the Registrant's knowledge based on information secured by the Registrant directly from parties involved in buy-sell transactions during 1995 and 1994, the market price ranges were $35.00 to $56.00 per share and $29.25 to $35.00 per share, respectively. The price range for 1995 includes the market-maker activities of the brokerage firm discussed above. The Registrant acknowledges that, from time to time and without its direct knowledge, shares of its Common Stock may trade through brokerage firms at prices different than the market ranges given herein.

   (b)    Approximate Number of Holders of Common Stock:
          ---------------------------------------------

          Calculated on the basis of the number of shareholder accounts, the Registrant had approximately 2,845 common shareholders on March 15, 1996.

   (c)    Common Stock Dividends:
          ----------------------

          Cash dividends declared per share by the Registrant on the outstanding shares of Common Stock in 1995 and 1994 were as follows:


                   1995  1994
                  -----  ----

First Quarter     $ .24  $.22
Second Quarter      .24   .22
Third Quarter       .24   .22
Fourth Quarter      .24   .22
                  -----  ----
                  $ .96  $.88
                  =====  ====

Item 6.  Selected Financial Data (Thousands Except Per Share Data)
------   --------------------------------------------------------

      The following summary of Selected Financial Data for the years 1995-1991 (adjusted for a two-for-one stock split effective October 30, 1992) should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

                                          1995      1994       1993      1992       1991
                                         -------   -------    -------   -------    -------
Operating revenues                       $52,757   $49,188    $44,241   $41,993    $40,238
Operating expenses                        33,748    31,728     28,367    28,004     27,952
                                         -------   -------    -------   -------    -------
   Net operating revenues                 19,009    17,460     15,874    13,989     12,286
Interest expense                           1,596     1,645      1,573     1,605      1,637
Interest income                            1,066       772        878       967      1,422
Sundry expense (income), net                 738      (202)       558       (23)        73
                                         -------   -------    -------   -------    -------
   Earnings before income taxes,
    cumulative effect of change in
    accounting method and
    minority interest                     17,741    16,789     14,621    13,374     11,998
Income tax expense                         7,054     6,885      5,906     5,292      4,737
                                         -------   -------    -------   -------    -------
   Earnings before cumulative
    effect of change in accounting
    method and minority interest          10,687     9,904      8,715     8,082      7,261
Minority interest                             --        --         --        18         36
Cumulative effect of change in
 accounting method                            --        --        450        --         --
                                         -------   -------    -------   -------    -------
Net earnings                             $10,687   $ 9,904    $ 9,165   $ 8,064    $ 7,225
                                         =======   =======    =======   =======    =======
Average common shares outstanding          7,520     7,520      7,520     7,520      7,520*
                                         =======   =======    =======   =======    =======
Earnings per share before cumulative
    effect of change in accounting
    method                               $  1.42   $  1.32    $  1.16   $  1.07    $   .96*
                                         =======   =======    =======   =======    =======
Earnings per share of common stock       $  1.42   $  1.32    $  1.22   $  1.07    $   .96*
                                         =======   =======    =======   =======    =======
Dividends declared per share of
 common stock                            $   .96   $   .88    $   .80   $   .72    $   .69*
                                         =======   =======    =======   =======    =======
Total assets                             $96,156   $91,578    $88,771   $84,574    $82,261
                                         =======   =======    =======   =======    =======
Long-term debt                           $21,694   $22,396    $23,058   $23,683    $24,265
                                         =======   =======    =======   =======    =======


       *Adjusted for a two-for-one stock split effective October 30, 1992

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

   Net earnings for 1995 were $10,687,000, an increase of $783,000 (7.9%) over 1994 net earnings of $9,904,000. The 1994 net earnings represented an increase of $739,000 (8.1%) as compared to 1993. These fluctuations were attributable to the following factors:

   Total operating revenues increased $3,569,000 (7.3%) during 1995. This change was principally due to increases in long distance and access services of $2,662,000 (7.3%), local network services of $651,000 (9.5%), and to a lesser extent, advertising and other of $153,000 (7.7%), offset by a decrease in telecommunication equipment sales of $668,000 (23.1%). Higher long distance and access service revenues were generally the result of an increase in the number of customers and in minutes of use. Increased local network service revenues were attributable to customer growth. The decrease in telecommunication equipment sales reflects a decrease in the number of systems sold in 1995 as compared to 1994. Other operating revenues increased $771,000 (64.4%) as the direct result of start-up business activities of the Registrant's two new subsidiaries.

   Operating revenues increased $4,947,000 (11.2%) in 1994 over 1993. This change was due to increases in long distance and access services of $3,488,000 (10.7%), local network services of $425,000 (6.6%), and telecommunication equipment sales of $1,052,000 (56.9%). Higher long distance and access service revenues were generally the result of an increase in the number of customers and in minutes of use. Increased local network service revenues were attributable to customer growth and accelerating customer acceptance of advanced custom calling features. The additional revenues from telecommunication equipment sales reflected an increase in the number of systems sold including a large sale recorded in the third quarter.

   Total operating expenses increased $2,020,000 (6.4%) during 1995. That change is principally the result of an increase in depreciation and amortization of $818,000 (10.9%), network and other operating expenses of $1,832,000 (9.5%) offset by a decrease in telecommunication equipment expenses of $827,000 (29.2%). Approximately $593,000 of the increase in depreciation and amortization resulted from a reduction in useful lives of certain telecommunication equipment and approximately $1,000,000 of the increase in network and other operating expenses was attributable to the activities of start-up businesses mentioned previously. The remainder of the increase is the result of expanded operations to serve customer growth as noted above. The decrease in telecommunication equipment expenses is related to the decrease in equipment sales discussed above. The increase in total operating revenues discussed above coupled with the increase in total operating expenses resulted in a 8.9% increase in net operating revenues in 1995 as compared to 1994.

   Operating expenses for 1994 increased $3,361,000 (11.8%) over the preceding year. That change was principally the result of increases in network and other operating expenses of $2,455,000 (14.6%) and telecommunication equipment expenses of $958,000 (51.2%). The increase in telecommunication equipment expenses was related to the equipment sales discussed above. The increase in network and other operating expenses was the result of expanded operations to serve the customer growth noted above. The increase in total operating revenues discussed above coupled with the increase in total operating expenses resulted in a 10.0% increase in net operating revenues in 1994 as compared to 1993.

   Interest income increased by $294,000 in 1995 as compared to 1994 and decreased by $106,000 in 1994 versus 1993 as a result of fluctuating interest rates available on both temporary investments and marketable securities and differing levels of investment in these instruments.

   The composition and amounts of sundry expense (income), net, differ each year. In 1995 and 1993, as compared to 1994, there was a significant change due primarily to retroactive settlement charges from the National Exchange Carrier Association. Also included in 1995 is approximately $567,000 of non-recurring charges related to costs of start-up businesses.

   The cumulative effect of adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", by the Registrant effective January 1, 1993, was a reduction in deferred income tax liabilities of approximately $450,000 presented as an extraordinary credit in the 1993 Statement of Earnings.

   Management does not believe that the Registrant has any significant regulatory assets or liabilities under Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation". Historically, the Registrant has monitored closely the economic lives of plant in service and has adjusted depreciable lives as necessary to conform to generally accepted accounting principles.

   Inflation over the three-year period ended December 31, 1995 had little effect on operating expenses. It is the opinion of management that any future impact that inflation might have on operating expenses will be at least partially offset by customer growth and, over the long run, by general or other rate increases to the extent necessary to maintain reasonable earnings.

   North Pittsburgh, under Chapter 30 of the Pennsylvania Public Utility Code, must, prior to July 8, 1998, file a petition with the PA PUC for approval of an alternative form of regulation to replace traditional rate base/rate of return regulation. The petition must include a proposed network modernization plan. Although North Pittsburgh has not determined the form and content of its petition, the ultimate filing of such petition is expected to be of some significance to North Pittsburgh. However, it is not possible at this time to determine the PA PUC's disposition of any petition filed or the effect on North Pittsburgh's financial position or results of operations.

Liquidity and Capital Resources
-------------------------------

   The Registrant and its subsidiaries have financed capital expenditures, debt service and dividend payments from internal sources since 1987.

   In 1987, North Pittsburgh exhausted the remaining unborrowed funds which had first become available from the Rural Telephone Bank (RTB) in 1977. However, the Rural Utilities Service (RUS), successor to the Rural Electrification Administration (REA), has advised North Pittsburgh that there is nothing in the RUS policy which would preclude North Pittsburgh from applying for, and if feasible, receiving an additional RUS or RTB loan. Information relating to long-term debt is included in Note 2 to the Consolidated Financial Statements.

   North Pittsburgh established a line of credit in 1994 in the amount of $10 million with the Rural Telephone Finance Cooperative that is available for general business purposes. No borrowings have taken place against the line of credit.

   Capital expenditure commitments for the purchase and installation of new equipment at December 31, 1995 amounted to approximately $755,000, with such amount being part of a 1996 construction program of $16 million to $20 million. Management expects cash flows provided by operating activities and cash reserves to be adequate in 1996 to finance capital additions, service long-term debt and to pay dividends. It is anticipated that future payments to RTB for servicing long-term debt will be made from the same sources of internally generated funds.

   In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment when events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The adoption of this standard in 1996 is not expected to materially affect the Registrant's financial condition, earnings or cash flows.

   Temporary excess funds are invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, etc. Management expects to continue the investment of the excess funds in 1996 which will satisfactorily meet all short-term obligations.


Item 8.    Financial Statements and Supplementary Data
------     -------------------------------------------

   Financial statements meeting the requirements of Regulation S-X and the supplementary financial information specified by Item 302 of Regulation S-K are attached to this document.


Item 9.    Changes in and Disagreements with Accountants on Accounting and
------     ---------------------------------------------------------------
           Financial Disclosure
           --------------------

   This paragraph is not applicable. There has not been a change of accountants in the past 24 months nor has any disagreement on any matter of accounting principles or practices been reported on Form 8-K during the same time period.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant
-------  --------------------------------------------------
              and

Item 11. Executive Compensation
-------  ----------------------
              and


Item 12. Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------
              and


Item 13. Certain Relationships and Related Transactions
-------  ----------------------------------------------

    Information in respect to executive officers of the Registrant is included herein as a separate Additional Item for Part I under the caption "Executive Officers of the Registrant" and follows Item 4. The other information required by Items 10, 11, 12 and 13 has been omitted from this report since the Registrant expects to file a Definitive Proxy Statement pursuant to Regulation 14A involving, inter alia, the election of Directors not later than 120 days
               ----- ----
after the end of the fiscal year covered by this report.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------  ---------------------------------------------------------------

    (a) The following documents of the Registrant and its subsidiaries are filed as part of this report:

     1.  Financial Statements:
         --------------------

         Consolidated Balance Sheets as of December 31, 1995 and 1994

         Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 1995

         Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1995

         Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1995

         Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules:
         -----------------------------

         Condensed Financial Information of Registrant for each of the years in the three-year period ended December 31, 1995

    All schedules other than those listed above have been omitted because the information is either not required or is set forth in the financial statements or notes thereto.

     3.  Exhibits.  The Exhibit Index for Annual Reports on Form 10-K and
         --------
         applicable Exhibits are reported in this report under the caption OTHER INFORMATION.

         (b) Reports on Form 8-K.  No reports on Form 8-K were filed during the
             -------------------
             quarter ended December 31, 1995.

         (c) Exhibits Required by Item 601 of Regulation S-K.  See (a)(3) above.
             -----------------------------------------------

         (d) Financial Statement Schedules.  The financial statement schedules
             -----------------------------
             listed in Item 14(a)(2) are hereby filed as part of this Form 10-K.



                               OTHER INFORMATION

                 Exhibit Index for Annual Reports on Form 10-K
                 ---------------------------------------------


Exhibit No    Subject                       Applicability
----------    -------                       -------------
  (2)         Plan of acquisition, re-      Not applicable
              organization, arrangement,
              liquidation or succession

  (3)         Articles of incorporation     Provided in Annual Report
                                            on Form 10-K for the year
                                            ended December 31, 1993
                                            and Incorporated Herein
                                            by Reference.

  (3)         By-Laws                       Provided in Annual Report
                                            on Form 10-K for the year
                                            ended December 31, 1993
                                            and Incorporated Herein
                                            by Reference.


Exhibit No.   Subject                       Applicability
----------    -------                       -------------
  (4)         Instruments defining the      Provided in Registration
              rights of security holders,   of Securities of Certain
              including indentures          Successor Issuers on Form
                                            8-B filed on June 25,
                                            1985 and Incorporated
                                            Herein by Reference

  (9)         Voting trust agreement        Not Applicable

 (10)         Material contracts            Not Applicable

 (11)         Statement re computation of   Attached Hereto
              per share earnings

 (12)         Statement re computation of   Not Applicable
              ratios

 (13)         Annual report to security     Not Applicable
              holders, Form 10-Q or
              quarterly report to
              security holders

 (16)         Letter re change in           Not Applicable
              certifying accountant

 (18)         Letter re change in           Not Applicable
              accounting principles

 (21)         Subsidiaries of the           Attached Hereto
              Registrant

 (22)         Published report regarding    Not Applicable
              matters submitted to vote
              of security holders

 (23)         Consent of experts and        Not Applicable
              counsel

 (24)         Power of attorney             Not Applicable

 (27)         Financial data schedule       Attached Hereto

 (28)         Information from reports      Not Applicable
              furnished to state
              insurance regulatory
              authorities

 (99)         Additional Exhibits           Not Applicable


                 NORTH PITTSBURGH SYSTEMS, INC.
                 AND SUBSIDIARIES

                 Consolidated Financial Statements
                 and Schedule (Form 10-K)

                 December 31, 1995, 1994 and 1993

                 (With Independent Auditors' Report Thereon)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedule

                        December 31, 1995, 1994 and 1993



                                                                        Page
                                                                        ----

Independent Auditors' Report                                              1

Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1995 and 1994          2 - 3
  Consolidated Statements of Earnings for Each of the Years in the
    Three-Year Period Ended December 31, 1995                             4
  Consolidated Statements of Shareholders' Equity for Each of the
    Years in the Three-Year Period Ended December 31, 1995                5
  Consolidated Statements of Cash Flows for Each of the Years in the
    Three-Year Period Ended December 31, 1995                           6 - 7
  Notes to Consolidated Financial Statements                            8 - 18

Consolidated Financial Statement Schedule:
  I. Condensed Financial Information of Registrant for Each of the
      Years in the Three-Year Period Ended December 31, 1995           19 - 22

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors
North Pittsburgh Systems, Inc.:


We have audited the consolidated financial statements of North Pittsburgh Systems, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Pittsburgh Systems, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



                                       KPMG PEAT MARWICK LLP

Pittsburgh, Pennsylvania
March 8, 1996

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1995 and 1994



                                                          1995          1994
                                                      ------------- ----------
               Assets
               ------
Current assets:
   Cash and temporary investments                     $  9,359,003  14,778,600
   Marketable securities available for sale (note 7)     1,593,250   2,063,373

   Marketable securities held to maturity (note 7)       6,569,581   5,639,979
   Accounts receivable:
     Customers                                           3,724,969   3,169,303
     Access service settlements and other                5,120,006   4,294,605
   Inventories of construction and operating
     materials and supplies                              2,380,582   2,110,310
                                                      ------------  ----------
          Total current assets                          28,747,391  32,056,170

Property, plant and equipment (note 2):
   Telephone plant in service:
     Land                                                  460,920     187,980
     Buildings                                           8,943,298   8,280,579
     Equipment                                          97,334,240  87,710,907
   Miscellaneous physical property                          48,129      36,429
                                                      ------------  ----------
                                                       106,786,587  96,215,895

     Less accumulated depreciation and amortization     52,674,793  47,596,379
                                                      ------------  ----------
                                                        54,111,794  48,619,516

   Construction in progress                              4,504,597   2,374,561
                                                      ------------  ----------
          Total property, plant and equipment, net      58,616,391  50,994,077

Investments (note 6)                                     3,875,808   3,479,804
Deferred financing cost                                  1,159,019   1,266,286
Prepaid pension cost (note 3)                              688,892     826,838
Other assets                                             3,068,561   2,954,724
                                                      ------------  ----------
                                                      $ 96,156,062  91,577,899
                                                      ============  ==========

                                                            (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES



                                                        1995         1994
                                                    -----------  ----------
     Liabilities and Shareholders' Equity
     ------------------------------------
Current liabilities:
  Current portion of long-term debt (note 2)        $   701,792     661,891

  Accounts payable                                    6,336,747   5,173,575
  Accrued interest                                      123,638     127,291
  Dividend payable                                    1,804,800   1,654,400
  Taxes other than income taxes                         610,181     619,948
  Accrued vacation                                      672,997     621,063
  Other liabilities                                     403,721     283,012
  Federal and state income taxes (note 5)               290,751     247,255
                                                    -----------  ----------
          Total current liabilities                  10,944,627   9,388,435

Long-term debt (note 2)                              21,694,133  22,395,925

Unamortized investment tax credits (note 5)             470,183     620,786
Deferred income taxes (note 5)                        5,669,661   5,653,000
Postretirement benefits (note 4)                      4,250,013   4,064,516
Other liabilities                                     1,600,049   1,544,118

Shareholders' equity:
  Capital stock - common stock, par value $.3125;
    authorized 10,000,000 shares; issued and
    outstanding 7,520,000 shares                      2,350,000   2,350,000
  Capital in excess of par value                      2,214,781   2,214,781
  Retained earnings (note 2)                         46,813,839  43,346,338
  Unrealized gain on available for sale securities,
    net (notes 5 and 7)                                 148,776           -

                                                    -----------  ----------
          Total shareholders' equity                 51,527,396  47,911,119
                                                    -----------  ----------

                                                    $96,156,062  91,577,899
                                                    ===========  ==========

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings

              For the Years Ended December 31, 1995, 1994 and 1993



                                                              1995          1994         1993
                                                         -------------  -----------  -----------

Operating revenues:
  Local network services                                  $ 7,524,302    6,873,784    6,448,499
  Long distance and access services                        38,896,534   36,234,435   32,746,051
  Directory advertising, billing
    and other services                                      2,139,237    1,985,775    2,053,946
  Telecommunication equipment sales                         2,229,721    2,897,890    1,846,390
  Other operating revenues                                  1,966,876    1,196,343    1,145,813
                                                          -----------   ----------   ----------
                                                           52,756,670   49,188,227   44,240,699
Operating expenses:
  Depreciation and amortization (note 1)                    8,344,634    7,526,832    7,664,370
  Network and other operating expenses                     21,134,653   19,303,142   16,848,453
  State and local taxes                                     2,267,111    2,068,915    1,983,381
  Telecommunication equipment expenses                      2,001,478    2,828,840    1,870,858
                                                          -----------   ----------   ----------
                                                           33,747,876   31,727,729   28,367,062
                                                          -----------   ----------   ----------
         Net operating revenues                            19,008,794   17,460,498   15,873,637

Other expense (income), net:
  Interest expense                                          1,596,005    1,645,287    1,573,090
  Interest income                                          (1,065,788)    (771,945)    (878,366)
  Sundry expense (income), net                                737,676     (201,999)     558,036
                                                          -----------   ----------   ----------
                                                            1,267,893      671,343    1,252,760
                                                          -----------   ----------   ----------

Earnings before income taxes, cumulative effect
   of change in accounting method                          17,740,901   16,789,155   14,620,877

Provision for income taxes (note 5)                         7,054,200    6,884,790    5,906,211
                                                          -----------   ----------   ----------
Earnings before cumulative effect of
   change in accounting method                             10,686,701    9,904,365    8,714,666
Cumulative effect at January 1, 1993,
  of change in accounting for income taxes (note 5)                 _            _      450,000
                                                          -----------   ----------   ----------
          Net earnings                                    $10,686,701    9,904,365    9,164,666
                                                          ===========   ==========   ==========

Average common shares outstanding                           7,520,000    7,520,000    7,520,000
                                                          ===========   ==========   ==========

Earnings per share before cumulative
  effect of change in accounting method                         $1.42         1.32         1.16


Cumulative effect at January 1, 1993,
 of change in accounting for income taxes (note 5)                  -            -          .06
                                                          -----------   ----------   ----------

Earnings per share of common stock                              $1.42         1.32         1.22
                                                          ===========   ==========   ==========

Dividends per share of common stock                              $.96          .88          .80
                                                          ===========   ==========   ==========

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

              For the Years Ended December 31, 1995, 1994 and 1993



                                              1995         1994        1993
                                          ------------  ----------  ----------

Capital stock - common stock:
  Amount at beginning and end of year     $ 2,350,000   2,350,000   2,350,000
                                          ===========  ==========  ==========

Capital in excess of par value:
  Amount at beginning and end of year     $ 2,214,781   2,214,781   2,214,781
                                          ===========  ==========  ==========

Retained earnings:
  Amount at beginning of year              43,346,338  40,059,573  36,910,907
  Net earnings for year                    10,686,701   9,904,365   9,164,666
                                          -----------  ----------  ----------
                                           54,033,039  49,963,938  46,075,573


  Dividends on common stock                 7,219,200   6,617,600   6,016,000
                                          -----------  ----------  ----------
  Amount at end of year                   $46,813,839  43,346,338  40,059,573
                                          ===========  ==========  ==========

Unrealized gain on available for sale
securities:
  Amount at beginning of year                       -           -           -
  Change during year                          148,776           -           -
                                          -----------  ----------  ----------
  Amount at end of year                   $   148,776           -           -
                                          ===========  ==========  ==========

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

              For the Years Ended December 31, 1995, 1994 and 1993



                                              1995          1994         1993
                                           ------------  -----------  -----------

Cash from operating activities:
  Net earnings                             $10,686,701    9,904,365    9,164,666
  Adjustments to reconcile net earnings
   to net cash from operating activities:
    Depreciation and amortization            8,344,634    7,526,832    7,664,370
    Equity income of affiliated companies     (474,223)    (106,655)     (33,911)

    Provision for postretirement benefits
      other than pensions                      185,497      223,133      242,717
    Investment tax credit amortization        (150,603)    (173,441)    (205,063)
    Deferred income taxes                      (85,000)     (42,000)    (527,334)
    Cumulative effect of change in
     accounting for income taxes                     -            -     (450,000)
  Changes in assets and liabilities:
    Accounts receivable                     (1,381,067)    (600,867)    (441,130)
    Inventories of construction and
     operating materials and supplies         (270,272)     404,095     (512,612)
    Deferred financing costs, prepaid
     pension costs and other assets            131,376      115,837      203,651
    Accounts payable                         1,163,172      994,345    1,699,213
    Taxes other than income taxes               (9,767)     (28,473)     166,787
    Other liabilities, accrued
     interest and accrued vacation             224,921      444,011      315,613
    Federal and state income taxes              43,496   (1,277,095)     388,939
    Other, net                                  20,930       19,484       50,479
                                           -----------   ----------   ----------
          Total adjustments                  7,743,094    7,499,206    8,561,719
                                           -----------   ----------   ----------

          Net cash from operating
           activities                       18,429,795   17,403,571   17,726,385
                                           -----------   ----------   ----------

                                                            (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES



                                                             1995           1994         1993
                                                        --------------  ------------  -----------

Cash used for investing activities:
  Expenditures for property and equipment               $(15,818,353)  (10,943,039)  (8,111,338)
  Net (cost of removal) salvage on retirements              (148,595)       48,540      (42,338)
                                                         ------------   -----------   ----------
      Net capital additions                              (15,966,948)  (10,894,499)  (8,153,676)
  Purchase of marketable securities held to maturity      (7,381,157)   (6,514,080)           -

  Proceeds from redemption of marketable securities
    held to maturity                                       6,376,650     4,476,598            -
  Purchase of marketable securities available for sale      (908,813)   (1,053,358)           -

  Proceeds from sale of marketable securities
    available for sale                                     1,683,348     1,245,315            -
  Purchase of marketable securities                                -             -   (7,708,439)
  Sale of marketable securities                                    -             -    9,082,683
  Investments in affiliated entities                        (282,942)   (1,691,751)     (86,718)
  Distributions from affiliated entities                     361,161             -            -
                                                        ------------   -----------   ----------
      Net cash used for investing activities             (16,118,701)  (14,431,775)  (6,866,150)
Cash used for financing activities:
  Cash dividends                                          (7,068,800)   (6,617,600)  (6,016,000)
  Retirement of debt                                        (661,891)     (620,561)    (582,294)
                                                        ------------   -----------   ----------
      Net cash used for financing activities              (7,730,691)   (7,238,161)  (6,598,294)
                                                        ------------   -----------   ----------
Net increase (decrease) in cash and
  temporary investments                                   (5,419,597)   (4,266,365)   4,261,941
Cash and temporary investments at
  beginning of year                                       14,778,600    19,044,965   14,783,024
                                                        ------------   -----------   ----------
Cash and temporary investments at
  end of year                                           $  9,359,003    14,778,600   19,044,965
                                                        ============   ===========   ==========

Interest paid                                           $  1,492,232     1,538,454    1,575,939
                                                        ============   ===========   ==========

Income taxes paid                                       $  6,994,043     7,277,000    6,249,272
                                                        ============   ===========   ==========

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993



(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation and Consolidation
     ---------------------------------------

     The consolidated financial statements include the accounts of North
       Pittsburgh Systems, Inc. (the Company) and its subsidiaries, North Pittsburgh Telephone Company (NPTC), Penn Telecom, Inc. (PTI), Pinnatech, Inc. and Management Consulting Solutions, Inc. The Company, through NPTC and PTI, is primarily engaged in providing telecommunications equipment and services to its customers generally located in western Pennsylvania. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.

     Revenue Recognition
     -------------------

     Revenues are recognized when earned. Local service and intralata long distance revenues are subject to the jurisdiction of the PUC. The Company participates in interstate pooling arrangements with other telephone companies. Such pools are funded by access service charges regulated by the Federal Communications Commission. Revenue earned through pooling is initially recorded based on estimates. The Company has settled substantially all access service settlements through 1994.

     Marketable Securities
     ---------------------

     Effective December 31, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). All marketable equity securities are considered available for sale, and debt securities are classified either as available for sale or held to maturity. Marketable securities available for sale are recorded at fair value, based on quoted market prices. Significant changes in value of available for sale securities are included as a separate component of shareholders' equity. Marketable securities held to maturity are recorded at amortized cost. A decline in the fair value of any marketable investment security below cost, that is deemed other than temporary, is charged to earnings resulting in a new cost basis for the security. Costs of investments sold are determined on the basis of specific identification.


     Investments
     -----------

     The Company's investments in three cellular limited partnerships are carried at cost plus equity in accumulated net profits or losses. Other investments in nonmarketable securities are carried either at cost or at equity as the circumstances warrant.

                                                            (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     Property, Plant and Equipment
     -----------------------------

     Telephone plant in service is recorded at cost. Retirements relating to replacements of telephone plant and equipment are accounted for in accordance with applicable regulations of the PUC. Accordingly, the original costs of facilities retired, plus costs of removal, net of salvage or other credits, are charged to accumulated depreciation.

     Depreciation on telephone plant in service is provided on a straight-line basis over estimated useful lives of 10 to 30 years for buildings and 5 to 20 years for equipment. In 1995, the Company reduced estimated useful lives of cable and central office equipment due to technological and competitive changes in the telecommunications industry, resulting in a 1995 charge of $593,000 ($357,200 after income taxes, $.05 per share). Depreciation as a percentage of average depreciable plant in service amounted to 8.2%, 8.0% and 8.6% in 1995, 1994 and 1993, respectively. The average remaining life of plant in service as of December 31, 1995, is approximately 6.5 years.

     Included in 1994 and 1993 depreciation expense are charges of approximately
       $586,247 ($335,371 after income taxes, $.04 per share) and $1,046,271
       ($604,000 after income taxes, $.08 per share), respectively, to recognize the reduction in useful lives of various central office telecommunications equipment to coincide with the Company's planned replacement of such equipment completed in 1994 and 1995.

     On construction projects lasting twelve months or more, interest costs incurred on the related funds expended during the construction period are capitalized as part of the project cost in accordance with regulatory requirements. No interest was capitalized during 1995, 1994 or 1993.

     Expenditures for maintenance, repairs and renewals are charged to operations as incurred.

     Inventories
     -----------

     Inventories consist of telecommunication equipment and parts to provide service to, or to make sales to, the Company's customers. Inventories are valued at the lower of cost (using the moving average method) or market.

     Accounts Receivable
     -------------------

     The Company provides telecommunication services to customers (business and residential) located in western Pennsylvania and access connectivity to interexchange carriers. Access service settlements and other, represent, for the most part, amounts due from interexchange carriers.

     The Company employs the direct write-off method for bad debts. Uncollected accounts receivable are expensed approximately ninety days after telephone service to such customer has been disconnected.

                                                            (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     Income Taxes
     ------------

     In February 1992, the Financial Accounting Standards Board (FASB) issued
       Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires a change from the deferred method of accounting for income taxes previously followed under Accounting Principles Board Opinion No. 11 (APB 11) to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Effective January 1, 1993, the Company adopted SFAS 109 and has reported the cumulative effect of the change in accounting for income taxes in the 1993 consolidated statement of earnings.

     Investment tax credits applicable to assets acquired or committed for by January 1, 1986, are being amortized over the average useful lives of the assets to which they relate.

     The Company and its subsidiaries file a consolidated federal income tax return.

     Statements of Cash Flows
     ------------------------

     For purposes of the consolidated statements of cash flows, the Company considers all temporary investments with a maturity of three months or less to be cash equivalents.

     Postretirement Benefits
     -----------------------

     The Company provides pension and other postretirement benefits to substantially all of its employees and eligible retirees. Benefits provided by these plans are expensed over the estimated working lives of employees.

     Accounting Standards to be Adopted in 1996
     ------------------------------------------

     In 1995, the FASB issued Statement of Financial Accounting Standards No.
       121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment when events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The adoption of this standard in 1996 is not expected to materially affect the Company's financial condition, earnings or cash flows.

                                                            (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     Reclassification of Prior Years' Financial Statements
     -----------------------------------------------------

     Certain items previously reported have been reclassified to conform with the current year's classification.

(2)  Long-Term Debt
     --------------
     Long-term debt as of December 31, 1995 and 1994, was as follows:


                                                      1995         1994
                                                  -----------  ----------

     6-1/2% notes payable to Rural Telephone
       Bank, maturing in 2019                     $22,395,925  23,057,816
         Less current portion of long-term debt       701,792     661,891
                                                  -----------  ----------
           Long-term debt                         $21,694,133  22,395,925
                                                  ===========  ==========

     Pursuant to Telephone Loan Contracts (Contracts) and related amendments thereto between NPTC and the Rural Telephone Bank (Bank), the Bank agreed to loan to NPTC amounts not in excess of approximately $28,945,000 for the purpose of furnishing or improving telephone service in rural areas. In 1987, NPTC drew down the remaining unborrowed funds available to NPTC from the Bank under currently approved loans. However, the Rural Utilities Service (RUS), successor to the Rural Electrification Administration (REA), has advised NPTC that there is nothing in the RUS policy which would preclude NPTC from applying for and, if feasible, receiving an additional RUS or Bank loan.

     Principal payments required over the next five years calculated on the outstanding indebtedness at December 31, 1995, are $701,792 in 1996, $756,273 in 1997, $803,420 in 1998, $856,598 in 1999 and $913,649 in
       2000.

     The notes are secured by a supplemental Mortgage Agreement executed by NPTC which provides that substantially all of the property, plant and equipment of NPTC are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions. Under these restrictions, unless certain working capital and net worth levels are maintained, NPTC is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholder, or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As of December 31, 1995, consolidated retained earnings of the Company of approximately $20,800,000 were available for dividends and other distributions.

     Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 1995, is $22,535,500.

     During 1994, NPTC established a $10 million line of credit at a rate of prime plus 1-1/2% with the Rural Telephone Finance Cooperative. The line of credit was not used in 1995 or 1994.

                                                            (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

(3)  Retirement Plan
     ---------------

     Substantially all employees of the Company are covered by a noncontributory, defined benefit retirement plan. The benefits are based on each employee's years of service and compensation. The Company's funding policy is to contribute an amount annually that satisfies at least the minimum funding required under the Employee Retirement Income Security Act of 1974. The assets of the plan are held in a trust and are invested in a variety of equity and fixed income securities.

     Net periodic pension cost includes the following components:


                                              1995         1994        1993
                                          -----------   ---------   ----------

Service cost                              $   779,541     708,749      706,069
Interest cost on projected
  benefit obligation                        1,490,713   1,309,010    1,234,559
Return on assets                           (1,975,890)   (653,046)  (2,139,265)
Net amortization and deferral                 655,887    (718,682)   1,034,791
                                          -----------   ---------   ----------
     Net periodic pension cost            $   950,251     646,031      836,154
                                          ===========   =========   ==========

     Assumptions used in the calculation of net periodic pension cost are:


                                                 1995        1994         1993
                                                 ----        ----         ----
Discount rate                                    7.00%       7.00         7.00
Salary increases                                 6.00        6.00         6.00
Expected long-term rate of return                7.50        7.50         7.50

                                                            (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1995 and 1994:


                                                                1995           1994
                                                            ------------   -----------

     Actuarial present value of benefit obligations:
       Vested benefit obligation                            $(15,627,438)  (14,487,108)
                                                            ============   ===========
       Accumulated benefit obligation                       $(16,339,933)  (15,157,798)
                                                            ============   ===========
       Projected benefit obligation                          (23,177,890)  (21,660,062)
     Plan assets at fair value                                20,844,145    18,759,690
                                                            ------------   -----------
     Plan assets less than projected benefit obligation       (2,333,745)   (2,900,372)

     Unrecognized net asset at transition                     (1,528,890)   (1,681,780)
     Unrecognized prior service cost                           1,924,374     2,110,135
     Unrecognized net loss                                     2,627,153     3,298,855
                                                            ------------   -----------
     Prepaid pension cost                                   $    688,892       826,838
                                                            ============   ===========

     Assumptions used in the calculation of the
      actuarial present value of benefit obligations:
        Discount rate                                            % 7.00          7.00
        Salary increases                                           6.00          6.00

(4)  Other Postretirement Benefit Plans
     ----------------------------------

     Eligible retirees are provided healthcare and life insurance benefits until the retiree reaches 65 years of age under an unfunded plan.

     The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at December 31, 1995 and 1994:


                                                        1995         1994
                                                     ----------  ---------

     Accumulated postretirement benefit obligation:
       Retirees                                      $  812,760    553,941
       Fully eligible active plan participants        1,228,137  1,410,611

       Other active plan participants                 1,942,435  1,960,714
                                                     ----------  ---------
         Accumulated postretirement benefit
          obligation                                  3,983,332  3,925,266

     Unrecognized net gain                              266,681    139,250
                                                     ----------  ---------
     Accrued postretirement benefit cost             $4,250,013  4,064,516
                                                     ==========  =========

                                                            (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     Net periodic postretirement benefit cost includes the following components:


                                                 1995      1994     1993
                                               --------  -------  -------

     Service cost                              $151,501  144,761  142,946
     Interest cost                              266,949  255,212  246,348
                                               --------  -------  -------
       Net periodic postretirement
        benefit cost                           $418,450  399,973  389,294
                                               ========  =======  =======

     For measurement purposes, the annual rate of increase in the per capita cost of covered benefits (i.e., healthcare cost trend rate) for 1995 was
       11.4 percent for participants whose coverage included Major Medical insurance and 9.7 percent for participants who have Blue Cross/Blue Shield coverage only; the rates were assumed to decrease gradually to 5 percent by the year 2007 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by $434,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1995, by $61,000.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7 percent at December 31, 1995 and 1994. Salaries were assumed to increase at a rate of 6 percent per year for current active employees for life insurance benefit projections.

(5)  Income Taxes
     ------------

     As discussed in note 1, the Company adopted SFAS 109 as of January 1, 1993.
       The cumulative effect of this change in accounting for income taxes of $450,000 is determined as of January 1, 1993, and is reported separately in the 1993 consolidated statement of earnings.

     The components of income tax expense are:

                                            1995         1994        1993
                                         ----------   ---------   ---------

     Current:
        Federal                          $5,446,067   5,134,762   4,879,828
        State                             1,843,736   1,965,469   1,758,780
                                         ----------   ---------   ---------
                                          7,289,803   7,100,231   6,638,608
                                         ----------   ---------   ---------

     Deferred:
        Federal                             (85,000)    (37,700)   (500,644)
        State                                     -      (4,300)    (26,690)
                                         ----------   ---------   ---------
                                            (85,000)    (42,000)   (527,334)
                                         ----------   ---------   ---------

     Deferred investment tax credit        (150,603)   (173,441)   (205,063)
                                         ----------   ---------   ---------
                                         $7,054,200   6,884,790   5,906,211
                                         ==========   =========   =========

                                                            (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     The Company's income tax expense differs from income tax expense computed at the federal statutory rate of 35 percent due to the following factors:


                                                   1995         1994        1993
                                                ----------   ---------   ---------

     Statutory federal income tax               $6,209,315   5,876,206   5,117,307
     State taxes on income (net of
       federal income tax benefit)               1,152,005   1,322,985   1,176,981
     Federal benefit of phase-in of 1% surtax      (30,173)   (100,000)   (100,000)
     Change in beginning of year
      valuation allowance                           57,387     107,000       5,000
     Investment tax credit                        (150,603)   (173,441)   (205,063)
     Adjustment to deferred tax assets
       and liabilities for enacted
       changes in tax rates                              -           -      33,000
     Tax-exempt interest                          (143,504)   (204,163)    (88,013)
     Other                                         (40,227)     56,203     (33,001)
                                                ----------   ---------   ---------
     Income tax expense                         $7,054,200   6,884,790   5,906,211
                                                ==========   =========   =========


     The significant components of deferred income tax expense attributable to income from operations are as follows:

                                                          1995        1994        1993
                                                        ----------   ---------   ---------
     Deferred tax expense (exclusive of the
      effects of the other components below)            $ (142,387)   (149,000)   (565,334)

     Adjustment to deferred tax assets and
       liabilities for enacted changes in tax rates              -           -      33,000

     Increase in beginning of year valuation allowance      57,387     107,000       5,000
                                                        ----------    --------    --------
                                                        $  (85,000)    (42,000)   (527,334)
                                                        ==========    ========    ========

     An additional deferred tax charge for the year ended December 31, 1995, of $101,661 was included in shareholders' equity in relation to an unrealized gain on marketable securities classified as available for sale (note 7).

                                                            (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994, are presented below:


                                                     1995          1994
                                                 ------------  -----------

     Deferred tax assets:
       Postretirement benefits                   $(1,736,701)  (1,714,291)
       Deferred compensation                        (404,872)    (394,655)
       Compensated absences, principally due
         to accrual for financial reporting
         purposes                                   (217,716)    (207,489)
       Capital loss carryforward                    (697,235)    (664,626)
       Goodwill                                     (216,337)           -
       Other                                        (502,688)    (555,939)
                                                  ----------   ----------
            Total gross deferred tax assets       (3,775,549)  (3,537,000)


         Less valuation allowance                  1,188,387    1,131,000
                                                  ----------   ----------
            Net deferred tax assets               (2,587,162)  (2,406,000)

     Deferred tax liabilities:
       Plant and equipment, principally due
        to differences in depreciation             7,216,555    7,162,755
       Pension                                       639,011      706,687
       Net unrealized gain on available for          101,661            -
        sale securities
       Other                                         299,596      189,558
                                                 -----------   ----------
          Total gross deferred tax liability       8,256,823    8,059,000
                                                 -----------   ----------

          Net deferred tax liability             $ 5,669,661    5,653,000
                                                 ===========   ==========

          Unamortized ITC                        $   470,183      620,786
                                                 ===========   ==========

     The valuation allowance for deferred tax assets relates to capital loss carryforwards, state loss carryforwards of subsidiaries and impairment write-downs. The valuation allowance as of January 1, 1994, was $1,024,000. The net changes in the total valuation allowance for the years ended December 31, 1995 and 1994, were increases of $57,387 and $107,000, respectively.

(6)  Investments
     -----------

     The Company's investments at December 31, 1995 and 1994, consist of the following:


                                                   1995        1994
                                                -----------  ---------

     Investments at equity:
      Investments in cellular limited
        partnerships                            $3,327,803  3,079,799
      Conquest Telecommunication
        Services Corp.                             548,005    400,005
                                                ----------  ---------
          Total investments                     $3,875,808  3,479,804
                                                ==========  =========

                                                            (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     In 1995 and 1994, the Company had capital calls amounting to $282,942 and $1,691,752, respectively, to maintain its ownership percentages in its cellular limited partnership investments.

(7)  Marketable Securities
     ---------------------

     Information about marketable investment securities at December 31, 1995 and 1994, is as follows:


                                                                     1995
                                               -----------------------------------------------
                                                Amortized   Unrealized  Unrealized    Market
                                                   cost        gains       losses      value
                                               ----------   ----------  ----------   ---------

     Available for sale:
       Equity securities                       $  842,813     254,750      (4,313)   1,093,250
       Municipal bond mutual fund                 500,000           -           -      500,000
                                               ----------    --------     -------    ---------
        Total available for sale securities    $1,342,813     254,750      (4,313)   1,593,250
                                               ==========    ========     =======    =========

     Held to maturity:
       Debt securities of states and their
          political subdivisions               $6,569,581      11,820      (1,421)   6,579,980
                                               ==========    ========     =======    =========

                                                                      1994
                                               -----------------------------------------------
                                                Amortized   Unrealized  Unrealized     Market
                                                   cost        gains      losses        value
                                               ----------   ----------  ----------   ---------
      Available for sale:
       Equity securities                       $2,105,589       7,617     (49,833)   2,063,373
                                               ==========    ========    ========    =========

     Held to maturity:
       Debt securities of states and their
          political subdivisions               $5,639,979       2,992     (33,495)   5,609,476
                                               ==========    ========    ========    =========

     The carrying values of debt securities at December 31, 1995 and 1994, by contractual maturity, are shown below:


                                                                 1995         1994
                                                              ----------   ----------
     Due in one year or less                                  $6,569,581    5,639,979
                                                              ==========    =========

     Realized gains and losses in each of the three years ended December 31, 1995, were not significant.

                                                            (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

(8)  Unaudited Quarterly Financial Data for 1995 and 1994
     ----------------------------------------------------

     The following are summaries of quarterly financial data for the years ended
       December 31, 1995 and 1994, as reported by the Company:


                                      Unaudited (in thousands except per share data)
                                      ----------------------------------------------
                                         First       Second      Third      Fourth
                                        quarter     quarter     quarter     quarter
                                      -----------  ----------  ----------  ---------

     1995:
        Operating revenues              $12,474      13,071      13,443     13,769
        Net operating revenues            4,572       4,932       4,700      4,805
        Net earnings                      2,685       2,825       2,603      2,574
        Earnings per common share:
         Net earnings                       .36         .38         .35        .34

     1994:
        Operating revenues               $12,268      11,732      13,016     12,172
        Net operating revenues             4,396       4,312       5,015      3,737
        Net earnings                       2,453       2,609       2,924      1,918
        Earnings per common share:
         Net earnings                        .32         .35         .39        .26

     The 1995 fourth quarter reflects the $593,000 effect of changes in useful lives of cable and central office equipment described in note 1. The 1994 fourth quarter financial information reflects a loss on inventory obsolescence of $495,832 and an adjustment to depreciation expense of $150,000 to recognize the reduction in useful lives described in note 1.

                                                            Schedule I
                                                            ----------

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                            Condensed Balance Sheets

                           December 31, 1995 and 1994



                                                   1995         1994
                                                -----------  ----------
                Assets
                ------
Current assets:
  Cash and temporary investments                $ 1,435,504   3,911,531
  Marketable securities held to maturity          1,024,741     942,825
  Dividend receivable from subsidiary             4,000,640   1,654,400
  Accounts receivable - other                       172,344      23,242
                                                -----------  ----------
        Total current assets                      6,633,229   6,531,998

Property, plant and equipment:
  Land                                              150,000           -
  Buildings                                         413,938           -
                                                -----------  ----------
                                                    563,938           -
   Less accumulated depreciation and                  8,233           -
    amortization                                -----------  ----------
                                                    555,705           -

Other assets                                      1,486,922   1,449,968
Investment in subsidiaries                       42,618,419  41,215,910
Investments - other                                 548,005     400,005
Notes receivable - subsidiaries                   1,672,780           -
                                                -----------  ----------
                                                $53,515,060  49,597,881
                                                ===========  ==========

  Liabilities and Shareholders' Equity
  ------------------------------------

Current liabilities:
  Dividend payable                                1,804,800   1,654,400
  Taxes other than income taxes                      11,308      12,964
  Other liabilities                                 171,556      19,398
                                                -----------  ----------
        Total current liabilities                 1,987,664   1,686,762

Shareholders' equity:
  Common stock                                    2,350,000   2,350,000
  Capital in excess of par value                  2,214,781   2,214,781
  Retained earnings                              46,962,615  43,346,338
                                                -----------  ----------
                                                 51,527,396  47,911,119
                                                -----------  ----------
                                                $53,515,060  49,597,881
                                                ===========  ==========

                                                            (Continued)

                                                          ---------------------

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                       Condensed Statements of Operations

              For the Years Ended December 31, 1995, 1994 and 1993



                                              1995        1994        1993
                                          -----------   ---------   ---------

Revenues:
  Dividends from subsidiaries             $ 9,415,040   6,768,000   6,166,400
  Interest income                             287,872      88,792     252,865
  Nonoperating income                         112,678           -           -
  Investment losses                            (7,977)    (29,717)    (19,728)
                                          -----------   ---------   ---------
                                            9,807,613   6,827,075   6,399,537
                                          -----------   ---------   ---------

Expenses:
  General office salaries and expenses        292,007     117,015     104,430
  State taxes                                  65,259      68,700      68,602
                                          -----------   ---------   ---------
                                              357,266     185,715     173,032
                                          -----------   ---------   ---------

      Earnings before income taxes
        and equity earnings                 9,450,347   6,641,360   6,226,505


Income taxes (benefit)                        (22,621)    (88,305)    (31,079)
                                           ----------   ---------   ---------
      Earnings before equity earnings       9,472,968   6,729,665   6,257,584
      Equity in undistributed net
        earnings of subsidiaries            1,213,733   3,174,700   2,907,082
                                           ----------   ---------   ---------
      Net earnings                        $10,686,701   9,904,365   9,164,666
                                          ===========   =========   =========

                                                            (Continued)

                                                          ---------------------

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                       Condensed Statements of Cash Flows

              For the Years Ended December 31, 1995, 1994 and 1993



                                                               1995          1994         1993
                                                            -----------   ----------   ----------

Cash from operating activities:
  Net earnings                                              $10,686,701    9,904,365    9,164,666
  Adjustments to reconcile net earnings
   to net cash from operating activities:
    Depreciation                                                  8,233            -            -
    Equity in undistributed earnings
     of affiliates                                           (1,213,733)  (3,174,700)  (2,907,082)
    Decrease (increase) in cash surrender
      value of life insurance policy                            (36,954)     104,460      (91,977)
    Loss on sale of investments                                  11,320            -            -
    Equity in earnings of investee                             (148,000)           -            -
      Changes in assets and liabilities:
      Receivables                                              (149,102)     (19,589)      58,581
      Dividend receivable                                    (2,346,240)    (150,400)    (150,400)
      Taxes other than income taxes                              (1,656)       9,389       (2,006)
      Other liabilities                                         152,158      (74,221)     (16,315)
                                                            -----------   ----------   ----------
          Total adjustments                                  (3,723,974)  (3,305,061)  (3,109,199)
                                                            -----------   ----------   ----------
          Net cash provided by operating activities           6,962,727    6,599,304    6,055,467
                                                            -----------   ----------   ----------
Cash provided by (used for) investing activities:
  Expenditures for property and equipment                      (563,938)           -            -
  Investment in affiliates                                      (40,000)           -            -
  Proceeds from sales of available for sale
    securities                                                        -      366,342            -
  Purchase of marketable securities held to
    maturity                                                 (1,237,386)  (1,063,368)           -
  Proceeds from maturity of marketable
    securities held to maturity                               1,144,150    1,244,551            -
  Purchase of marketable securities                                   -            -   (1,976,006)
  Proceeds from sale of marketable securities                         -            -    1,240,000
  Payment on note receivable                                          -            -      400,000
  Notes receivable - subsidiaries                            (1,672,780)           -            -
                                                            -----------   ----------   ----------
          Net cash provided by (used for)                    (2,369,954)     547,525     (336,006)
             investing activities                           -----------   ----------   ----------
 Cash used for financing activities:
   Cash dividends                                            (7,068,800)  (6,617,600)  (6,016,000)
                                                            -----------   ----------   ----------
          Net cash used for financing activities             (7,068,800)  (6,617,600)  (6,016,000)
                                                            -----------   ----------   ----------

                                                            (Continued)

                                                           ---------------------

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                 Condensed Statements of Cash Flows, Continued

              For the Years Ended December 31, 1995, 1994 and 1993



                                          1995         1994      1993
                                      -----------   ---------  ---------

Net (decrease) increase in cash and
  temporary investments               $(2,476,027)    529,229   (296,539)
Cash and temporary investments at
  beginning of year                     3,911,531   3,382,302  3,678,841
                                      -----------   ---------  ---------
Cash and temporary investments at
  end of year                         $ 1,435,504   3,911,531  3,382,302
                                      ===========   =========  =========

Interest paid                         $         -           -          -
                                      -----------   ---------  ---------

Income taxes paid                     $         -           -          -
                                      -----------   ---------  ---------

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         NORTH PITTSBURGH SYSTEMS, INC.
                         ------------------------------
                                   Registrant



By  /s/ G. A. Gorman                         By   /s/ C. E. Thomas, Sr.
   ------------------------                     -------------------------
    G. A. Gorman                                  C. E. Thomas, Sr.
    President and Director                        Chairman of the Board



Date   March 29, 1996                        Date    March 29, 1996
     ----------------------                       -----------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By /s/ A. P. Kimble
   -------------------------------
   A. P. Kimble
   Vice President, Secretary and Treasurer



Date      March 29, 1996
     -----------------------------




Directors:



By   /s/ F. D. Reese                         By  /s/ Barton B. Williams
   -------------------------------              --------------------------
     F. D. Reese                                 Barton B. Williams


Date    March 29, 1996                       Date   March 29, 1996
     -----------------------------                ------------------------


By   /s/ Charles E. Cole
   -------------------------------
     Charles E. Cole


Date    March 29, 1996
     -----------------------------