Form 10-Q
period 1996-03-31
NORTH PITTSBURGH SYSTEMS INC
filed 1996-05-14
CIK 764765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                  March 31, 1996
                                    --------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------   --------------------

Commission File Number                               0-13716
                              -------------------------------------------------


                         NORTH PITTSBURGH SYSTEMS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Pennsylvania                                  25-1485389
- -------------------------------             ---------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


             4008 Gibsonia Road, Gibsonia, Pennsylvania  15044-9311
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  412 443-9600
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



                                   No Change
- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

                            Common Stock Outstanding
                            ------------------------

At May 1, 1996, the Registrant had 7,520,000 shares of common stock outstanding, par value $.3125 per share, the only class of such stock issued.

                                     PART I
                                     ITEM 1
                              FINANCIAL STATEMENTS
                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     (Thousands - Except Per Share Amounts)

                                                       For the Three Months
                                                          Ended March 31
                                                       --------------------
                                                         1996       1995
                                                       --------   ---------
Operating revenues:
    Local network services                              $ 2,114    $ 1,801
    Long distance and access services                    10,465      9,263
    Directory advertising, billing & other services         548        530
    Telecommunication equipment sales                       721        490
    Other operating revenues                              1,017        390
                                                        -------    -------
        Total Operating Revenues                         14,865     12,474
                                                        -------    -------

Operating expenses:
   Depreciation and amortization                          2,307      1,853
   Network and other operating expenses                   5,966      5,015
   State and local taxes                                    664        592
   Telecommunication equipment expenses                     671        442
                                                        -------    -------
        Total Operating Expenses                          9,608      7,902
                                                        -------    -------
   Net Operating Revenues                                 5,257      4,572

Other expense (income), net:
   Interest expense                                         395        403
   Interest income                                         (197)      (365)
   Sundry (income) expense, net                              (8)        64
                                                        -------    -------
                                                            190        102
                                                        -------    -------
        Earnings before income taxes                      5,067      4,470

Income taxes:
    Current                                               2,011      1,785
    Deferred                                                  -          -
                                                        -------    -------
                                                          2,011      1,785
                                                        -------    -------
        Net earnings                                    $ 3,056    $ 2,685
                                                        =======    =======
Average common shares outstanding                         7,520      7,520
                                                        =======    =======
Earnings per share of common stock                      $   .41    $   .36
                                                        =======    =======
Dividends per share of common stock                     $   .26    $   .24
                                                        =======    =======



    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)

                                                            March 31  Dec. 31
     ASSETS                                                   1996      1995
     ------                                                 --------  --------
Current assets:
    Cash and temporary investments                          $ 12,043  $  9,359
    Marketable securities available for sale                   1,081     1,593
    Marketable securities held to maturity                     5,344     6,569

   Accounts receivable:
       Customers                                               3,759     3,725
       Access service settlements and other                    5,453     5,120
   Inventories of construction and operating
     materials and supplies                                    2,049     2,381
    Prepaid taxes                                                642        --
                                                            --------  --------
          Total current assets                                30,371    28,747
                                                            --------  --------
Property, plant and equipment:
   Telephone plant in service:
       Land                                                      461       461
       Buildings                                               8,943     8,943
       Equipment                                              99,612    97,334
   Miscellaneous physical property                                48        48
                                                            --------  --------
                                                             109,064   106,786
   Less accumulated depreciation and amortization             54,792    52,675
                                                            --------  --------
                                                              54,272    54,111
   Construction in progress                                    4,677     4,505
                                                            --------  --------
          Total property, plant and equipment, net            58,949    58,616

Investments                                                    3,876     3,876
Deferred financing costs                                       1,133     1,159
Prepaid pension cost                                           1,302       689
Other assets                                                   1,492     3,069
                                                            --------  --------
                                                            $ 97,123  $ 96,156
                                                            ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
    Current portion of long-term debt                       $    721  $    702
    Accounts payable                                           5,090     6,337
    Accrued interest                                             122       123
    Dividend payable                                           1,955     1,805
    Taxes other than income taxes                                481       610
    Accrued vacation                                             673       673
    Other liabilities                                            316       404
    Federal and state income taxes                             1,812       291
                                                            --------  --------
          Total current liabilities                           11,170    10,945
                                                            --------  --------

Long-term debt                                                21,501    21,694

Unamortized investment tax credits                               445       470
Deferred income taxes                                          5,603     5,670
Postretirement benefits                                        4,306     4,250
Other liabilities                                              1,567     1,600

Shareholders' equity:
    Capital stock/Common stock                                 2,350     2,350
    Capital in excess of par value                             2,215     2,215
    Retained earnings                                         47,915    46,814
    Unrealized gain (loss) on available for
      sale securities, net                                        51       148
                                                            --------  --------
          Total shareholders' equity                          52,531    51,527
                                                            --------  --------
                                                            $ 97,123  $ 96,156
                                                            ========  ========

          See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

                                                         For the Three Months
                                                            Ended March 31
                                                         --------------------
                                                           1996       1995
                                                         --------   ---------
Cash from operating activities:
       Net earnings                                       $ 3,056    $ 2,685
       Adjustments to reconcile net earnings
         to net cash from operating activities:

         Depreciation and amortization                      2,310      1,853
         Equity (income) losses of affiliated
           companies                                           --         13
         Provision for postretirement benefits
           other than pensions                                 56         65
         Investment tax credit amortization                   (25)       (38)
         Deferred income taxes                                 --         --
         Changes in assets and liabilities:
            Accounts receivable                              (367)      (445)
            Inventories of construction and operating
              materials & supplies                            331        159
            Prepaid federal and state taxes                  (642)      (632)
            Accounts payable                               (1,247)       357
            Taxes other than income taxes                    (129)      (179)
            Other liabilities and accrued interest           (122)       (55)
            Federal and state income taxes                  1,521      1,351
            Deferred financing costs, prepaid pension
              costs and other assets                          990       (543)
            Other, net                                        (71)        --
                                                          -------    -------
               Total adjustments                            2,605      1,906
                                                          -------    -------
               Net cash from operating activities           5,661      4,591
                                                          =======    =======

Cash used for investing activities:
      Expenditures for property and equipment              (2,665)    (3,875)
      Net salvage on retirements                               22        (23)
                                                          -------    -------
               Net capital additions                       (2,643)    (3,898)
                                                          -------    -------
Purchase of marketable securities held to maturity             --     (1,275)
Proceeds from redemption of marketable securites
  held to maturity                                          1,200      1,021
Purchase of marketable securities available for sale          (65)      (158)
Proceeds from sale of marketable securities
  available for sale                                          510      1,095
Investments in affiliated entities                             --        (40)
                                                          -------    -------
               Net cash used for investing activities        (998)    (3,255)
                                                          -------    -------

Cash used for financing activities:
       Cash dividends                                      (1,805)    (1,654)
       Retirement of debt                                    (174)      (167)
                                                          -------    -------
               Net cash used for financing
                 activities                                (1,979)    (1,821)
                                                          =======    =======

Net (decrease) increase in cash and temporary
  investments                                               2,684       (485)

Cash and temporary investments at
  beginning of period                                       9,359     14,779
                                                          -------    -------
Cash and temporary investments
  at end of period                                        $12,043    $14,294
                                                          =======    =======
Interest paid                                             $   371    $   378
                                                          =======    =======
Income taxes paid                                         $   557    $   472
                                                          =======    =======

          See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
              NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  GENERAL
     -------
     The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Registrant's wholly-owned subsidiaries, North Pittsburgh Telephone Company (North Pittsburgh), Penn Telecom, Inc., Pinnatech, Inc. (Pinnatech) and Management Consulting Solutions, Inc.
     (MCSI). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Registrant believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods have been reflected. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report to the Securities and Exchange Commission on Form 10-K.


                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.  Financial Condition
    -------------------

 (a) General
     -------

     There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1995 to March 31, 1996, the end of the three-month period reported herein.

 (b) Liquidity and Capital Resources
     -------------------------------

     Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at March 31, 1996 amounted to approximately $1,597,022 with such amount being part of the 1996 Construction Program. Funds for financing construction expenditures in the three-month period ended March 31, 1996 were generated from internal sources. In the foreseeable future, based on projected construction budgets and cash flows, North Pittsburgh anticipates financing all telephone plant construction from cash reserves and internally generated funds. At March 31, 1996, construction work in progress is $4,676,558. An additional $6,540,776 will be expended to complete these projects.

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

(c)  Regulatory/Competition
     ----------------------

     The Federal Communications Commission (FCC) is presently working on Rulemakings that spell out the specifics of the Telecommunications Act of 1996 (1996 Act) and the Pennsylvania Public Utility Commission (PA PUC) must choose a course of action to implement the 1996 Act as enacted, or to the extent possible and permissible, change the manner in which such regulations are implemented in Pennsylvania before the impact on North Pittsburgh, a Rural Telephone Company under the 1996 Act, can be fully understood and measured. However, the clear intent of the 1996 Act is to open up the local exchange market to competition. This appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its service at wholesale rates, provide number portability if feasible, provide dialing parity, provide interconnection to any requesting carrier for the transmission and routing of telephone exchange service and exchange access and provide access to network elements.

     The 1996 Act, regulatory proceedings in Pennsylvania, and the thrust towards a fully competitive marketplace have created some uncertainty in respect to the levels of North Pittsburgh's revenue growth in the future. However, its unique location in a growing commercial/residential suburban traffic corridor to the north of the City of Pittsburgh, its state-of-the-art switching transmission and transport facilities and its extensive fiber network place North Pittsburgh in a solid position to meet competition and minimize any loss of revenues. In addition, North Pittsburgh continues to make its network flexible and responsive to the needs of its customers to meet competitive threats. New services, access line growth and anticipated usage growth will lessen or offset any reductions in North Pittsburgh's revenue sources.

2.  Results of Operations
    ---------------------

    Total operating revenues increased $2,391,000 (19.2%) in the three-month period ended March 31, 1996 over the comparable period in 1995. This change was due to increases in long distance and access services of $1,203,000 (13.0%), local network services of $313,000 (17.4%), telecommunication equipment sales of $231,000 (47.1%) and other operating revenues of $626,000 (160.5%). Higher long distance and access service revenues were generally the result of an increase in the number of customers and in minutes of use. Increased local network service revenues were attributable to customer growth. The increase in telecommunication equipment sales reflects an increase in the number of systems sold in 1996 as compared to 1995. The increase in other operating revenues is the direct result of start-up business activities of Pinnatech and MCSI.

    Total operating expenses for the three-month period ended March 31, 1996, increased $1,706,000 (21.6%) over the preceding year. That change is principally the result of an increase in network and other operating expenses of $951,000 (19.0%), an increase in depreciation and amortization of $454,000 (24.5%), and an increase in telecommunication equipment expenses of $229,000 (51.8%). The increase in network and other operating expenses is the result of expanded operations to serve customer growth as noted above. The increase in depreciation and amortization is due to a change in the lives of equipment and asset growth. The increase in telecommunication equipment expenses is related to the increase in equipment sales discussed above. The increase in total operating revenues discussed above coupled with the increase in total operating expenses resulted in a 15.0% increase in net operating revenues in 1996 as compared to the same period in 1995.

    Interest income decreased $165,000 primarily due to decreased interest rates available on marketable securities, as well as decreased levels of investment in such instruments. Net sundry income increased $72,000 due to a one time recording of realized gains on sale of investments.

    The increase in net operating revenues for the three-month period ended March 31, 1996, in conjunction with the increase in other expense (income), net, resulted in an increase of $597,000 (13.4%) in earnings before income taxes.

                                    PART II
                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
- ------  --------------------------------


  (a) Exhibits - Exhibit Index for Quarterly Reports on Form 10-Q.
      --------

Exhibit
Number                       Subject                               Applicability
- -------                      -------                               -------------
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

(22)         Published report regarding matters        Not Applicable
             submitted to a vote of security holders

(23)         Consents of experts and counsel           Not Applicable

(24)         Power of attorney                         Not Applicable

(27)         Financial Data Schedule                   Attached Hereto

(99)         Additional exhibits                       Not Applicable

  (b) Reports on Form 8-K -No reports on Form 8-K were filed during the quarter
      -------------------
      ended March 31, 1996.

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



                                    NORTH PITTSBURGH SYSTEMS, INC.
                                    ------------------------------
                                         (Registrant)


        May 14, 1996                 /s/ G. A. Gorman
Date______________________          _________________________________________
                                     G. A. Gorman, President



        May 14, 1996                /s/ A. P. Kimble
Date______________________          _________________________________________
                                     A. P. Kimble, Vice President,
                                        Secretary & Treasurer