Form 10-Q
period 1996-06-30
NORTH PITTSBURGH SYSTEMS INC
filed 1996-08-07
CIK 764765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                June 30, 1996
                                  --------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                ----------------    ----------------

Commission File Number                         0-13716
                       ---------------------------------------------------------

                        NORTH PITTSBURGH SYSTEMS, INC.
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Pennsylvania                               25-1485389
      --------------------------------      ------------------------------------
      (State of other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


             4008 Gibsonia Road, Gibsonia, Pennsylvania 15044-9311
         -------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 412 443-9600
        --------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                   No Change
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         YES     X        NO
                             --------        ----------


                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common Stock Outstanding
                           ------------------------

At August 1, 1996, the Registrant had 15,040,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued. See Part II, "Other Information", Item 4, for details of a recent two-for-one stock split.

                                    PART I
                                    ITEM 1
                             FINANCIAL STATEMENTS
                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (Thousands - Except Per Share Amounts)


                                                       For the Three Months        For the Six Months
                                                          Ended June 30               Ended June 30
                                                      ----------------------       -------------------
                                                         1996       1995             1996      1995
                                                      ---------   --------         --------  --------
Operating revenues:
    Local network services                              $ 2,062    $ 1,928         $ 4,176    $ 3,667
    Long distance and access services                    10,308      9,834          20,774     19,159
    Directory advertising, billing & other services         538        525           1,086      1,055
    Telecommunication equipment sales                       723        467           1,443        958
    Other operating revenues                              1,079        317           2,095        707
                                                        -------    -------         -------    -------
        Total Operating Revenues                         14,710     13,071          29,574     25,546
                                                        -------    -------         -------    -------
Operating expenses:
   Depreciation and amortization                          2,340      1,918           4,647      3,771
   Network and other operating expenses                   6,559      5,245          12,525     10,259
   State and local taxes                                    620        544           1,284      1,137
   Telecommunication equipment expenses                     623        432           1,294        874
                                                        -------    -------         -------    -------
        Total Operating Expenses                         10,142      8,139          19,750     16,041
                                                        -------    -------         -------    -------
   Net Operating Revenues                                 4,568      4,932           9,824      9,505
                                                        -------    -------         -------    -------
Other expense (income), net:
   Interest expense                                         385        397             780        801
   Interest income                                         (198)      (210)           (395)      (575)
   Sundry expense (income), net                              97         14              88         78
                                                        -------    -------         -------    -------
                                                            284        201             473        304
                                                        -------    -------         -------    -------
        Earnings before income taxes                      4,284      4,731           9,351      9,201
                                                        -------    -------         -------    -------
Income taxes:
    Current                                               1,664      1,906           3,675      3,691
    Deferred                                                  -          -               -          -
                                                        -------    -------         -------    -------
                                                          1,664      1,906           3,675      3,691
                                                        -------    -------         -------    -------
        Net earnings                                    $ 2,620    $ 2,825         $ 5,676    $ 5,510
                                                        =======    =======         =======    =======
Average common shares outstanding                        15,040     15,040*         15,040     15,040*
                                                        =======    =======         =======    =======
Earnings per share of common stock                         $.17       $.19*           $.38       $.37*
                                                        =======    =======         =======    =======
Dividends per share of common stock                        $.13       $.12*           $.26       $.24*
                                                        =======    =======         =======    =======

        *Adjusted for a two-for-one stock split effective May 22, 1996.

See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)

ASSETS                                                                  June 30   Dec. 31
                                                                          1996      1995
                                                                        --------  --------
Current Assets:
    Cash and temporary investments                                      $  9,786  $  9,359
    Marketable securities available for sale                                 807     1,593
    Marketable securities held to maturity                                 4,414     6,569

    Accounts receivable:
       Customers                                                           3,696     3,725
       Access service settlements and other                                6,173     5,120
    Inventories of construction and operating materials and
       supplies                                                            2,353     2,381
    Prepaid taxes                                                            482         -
                                                                        --------  --------
              Total current assets                                        27,711    28,747
                                                                        --------  --------
Property, plant and equipment:
   Telephone plant in service:
       Land                                                                  461       461
       Buildings                                                           8,943     8,943
       Equipment                                                         100,451    97,334
   Miscellaneous physical property                                            59        48
                                                                        --------  --------
                                                                         109,914   106,786
   Less accumulated depreciation and amortization                         56,633    52,675
                                                                        --------  --------
                                                                          53,281    54,111
   Construction in progress                                                7,273     4,505
                                                                        --------  --------
              Total property, plant and equipment, net                    60,554    58,616

Investments                                                                4,015     3,876
Deferred financing costs                                                   1,107     1,159
Prepaid pension cost                                                       1,076       689
Other assets                                                               1,460     3,069
                                                                        --------  --------
                                                                        $ 95,923  $ 96,156
                                                                        ========  ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                   $    733  $    702
    Accounts payable                                                       5,000     6,337
    Accrued interest                                                         117       123
    Dividend payable                                                       1,955     1,805
    Taxes other than income taxes                                            521       610
    Accrued vacation                                                         673       673
    Other liabilities                                                        352       404
    Federal and state income taxes                                            18       291
                                                                        --------  --------
              Total current liabilities                                    9,369    10,945
                                                                        --------  --------
Long-term debt                                                            21,317    21,694

Unamortized investment tax credits                                           419       470
Deferred income taxes                                                      5,597     5,670
Postretirement benefits                                                    4,369     4,250
Other liabilities                                                          1,665     1,600

Shareholders' equity:
        Capital stock/Common stock                                         2,350     2,350
        Capital in excess of par value                                     2,215     2,215
        Retained earnings                                                 48,579    46,814
        Unrealized gain (loss) on available for sale securities, net          43       148
                                                                        --------  --------
              Total shareholders' equity                                  53,187    51,527
                                                                        --------  --------
                                                                        $ 95,923  $ 96,156
                                                                        ========  ========

          See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)


                                                                            For the Six
                                                                              Months
                                                                           Ended June 30
                                                                         ------------------
                                                                           1996      1995
                                                                          -------   -------
Cash from operating activities:
       Net earnings                                                       $ 5,676   $ 5,510
       Adjustments to reconcile net earnings to net cash from
             operating activities:

             Depreciation and amortization                                  4,654     3,773
             Equity (income) losses of affiliated companies                    75        25
             Provision for postretirement benefits other than pensions        119       104
             Investment tax credit amortization                               (51)      (76)
             Deferred income taxes                                              -         -
             Changes in assets and liabilities:
                Accounts receivable                                        (1,024)     (645)
                Inventories of construction and operating materials &
                  supplies                                                     27         8
                Prepaid federal and state taxes                              (482)     (454)
                Accounts payable                                           (1,337)    1,231
                Taxes other than income taxes                                 (89)     (304)
                Other liabilities and accrued interest                          7        (9)
                Federal and state income taxes                               (273)      425
                Deferred financing costs, prepaid pension costs
                  and other assets                                          1,273      (551)
                Other, net                                                    (87)       26
                                                                          -------   -------
                   Total adjustments                                        2,812     3,553
                                                                          -------   -------
                   Net cash from operating activities                       8,488     9,063
                                                                          -------   -------

Cash used for investing activities:
      Expenditures for property and equipment                              (6,693)   (9,236)
      Net salvage on retirements                                               92        38
                                                                          -------   -------
                   Net capital additions                                   (6,601)   (9,198)
                                                                          -------   -------
Purchase of marketable securities held to maturity                           (102)   (3,821)
Proceeds from redemption of marketable securites held to maturity           2,211     2,967
Purchase of marketable securities available for sale                         (143)     (352)
Proceeds from sale of marketable securities available for sale                894     1,163
Investments in affiliated entities                                           (214)      (40)
                                                                          -------   -------
                    Net cash used for investing activities                 (3,955)   (9,281)
                                                                          -------   -------

Cash used for financing activities:
       Cash dividends                                                      (3,760)   (3,459)
       Retirement of debt                                                    (346)     (327)
                                                                          -------   -------
                    Net cash used for financing activities                 (4,106)   (3,786)
                                                                          -------   -------

Net (decrease) increase in cash and temporary investments                     427    (4,004)

Cash and temporary investments at beginning of period                       9,359    14,779
                                                                          -------   -------
Cash and temporary investments at end of period                           $ 9,786   $10,775
                                                                          =======   =======
Interest paid                                                             $   734   $   753
                                                                          =======   =======
Income taxes paid                                                         $ 4,103   $ 3,841
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


                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.  Financial Condition
    -------------------

    (a)  General
         -------

         There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1995 to June 30, 1996, the end of the six-month period reported herein.

    (b)  Liquidity and Capital Resources
         -------------------------------

         Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at June 30, 1996 amounted to approximately $3,760,046 with such amount being part of the 1996 Construction Program. Funds for financing construction expenditures in the six-month period ended June 30, 1996 were generated from internal sources. Based on its 1996 construction budget and its preliminary budget for 1997 and cash flows, North Pittsburgh anticipates financing most, if not all, of its telephone plant construction from cash reserves and internally generated funds during this period. In the future, a portion of the funds used for construction is expected to be obtained from additional debt financing. At June 30, 1996, construction work in progress is $7,272,708. An additional $8,681,375 will be expended to complete these projects.

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

2.  Results of Operations
    ---------------------

         Total operating revenues increased $4,028,000 (15.8%) in the six-month period ended June 30, 1996 over the comparable period in 1995. This change was due to increases in long distance and access services of $1,615,000 (8.4%), local network services of $509,000 (13.9%), telecommunication equipment sales of $485,000 (50.6%) and other operating revenues of $1,388,000 (196.3%). Higher long distance and access service revenues were generally the result of an increase in the number of customers and in minutes of use. Increased local network service revenues were attributable to customer growth. The increase in telecommunication equipment sales reflects an increase in the number of systems sold in 1996 as compared to 1995. The increase in other operating revenues is the direct result of start-up business activities of Pinnatech and MCSI.

         Total operating expenses for the six-month period ended June 30, 1996, increased $3,709,000 (23.1%) over the preceding year. That change is principally the result of an increase in network and other operating expenses of $2,266,000 (22.1%), an increase in depreciation and amortization of $876,000 (23.2%), and an increase in telecommunication equipment expenses of $420,000 (48.1%). Approximately 79% of the increase in network and other operating expenses is the direct result of start-up activities of Pinnatech and MCSI. The increase in depreciation and amortization is due to a change in the lives of equipment and asset growth. The increase in telecommunication equipment expenses is related to the increase in equipment sales discussed above. The increase in total operating revenues discussed above coupled with the increase in total operating expenses resulted in a 3.4% increase in net operating revenues in 1996 as compared to the same period in 1995.

         Interest income decreased $180,000 primarily due to decreased interest rates available on marketable securities, as well as decreased levels of investment in such instruments.

         The increase in net operating revenues for the six-month period ended June 30, 1996, in conjunction with the increase in other expense (income), net, resulted in an increase of $150,000 (1.6%) in earnings before income taxes.

         Fluctuations in the revenues and expenses for the three-month period ended June 30, 1996, as compared to the same quarterly period in 1995 are generally attributable to the same reasons above in the year-to-date comparisons. However, net income decreased $205,000 (7.3%) primarily due to increased net losses for start-up subsidiaries in the three-month period ended June 30, 1996 versus the comparable period in 1995. Short-term net losses for the two start-up subsidiaries are anticipated through the end of 1996.


                                    PART II
                               OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders
         -------  ---------------------------------------------------

                  (a) The 1996 Annual Meeting of Shareholders was held on May
                      17, 1996.

                  (c) The first matter voted upon at the Annual Meeting was the election of Directors. The vote tabulation in respect to the Directors elected at such meeting to serve until the 1997 Annual Meeting of Shareholders and until their successors are elected is shown in the following table:

                                             Number of         Number of
                                               Shares           Shares
                   Name                    Voted in Favor      Withheld
            -----------------------------------------------------------------
                Harry R. Brown                 6,895,863        67,107
                Dr. Charles E. Cole            6,919,009        43,961
                Gerald A. Gorman               6,933,633        29,337
                Richard R. Kauffman            6,897,539        65,431
                Frank D. Reese                 6,928,331        34,639
                Jay L. Sedwick                 6,930,195        32,775
                Charles E. Thomas, Sr.         6,930,911        32,059
                Charles E. Thomas, Jr.         6,938,633        24,307
                Barton B. Williams             6,938,140        24,830

         The second matter voted upon at the Annual Meeting was on the amendment to the Company's Articles of Incorporation to increase the total authorized Capital Stock from 10,000,000 to 50,000,000 shares and effect a two-for-one stock split-up. The vote tabulation is shown in the following table:


                                                              Number of Votes
                                                              ---------------

                    In Favor of the Resolutions                     6,793,451
                    Against the Resolutions                            52,773
                    Abstain from Voting on the Resolutions             91,225

         Item 6.  Exhibits and Reports on Form 8-K
         ------   --------------------------------

                  (a) Exhibits-Exhibit Index for Quarterly Reports on Form 10-Q.
                      --------


                 Exhibit
                  Number     Subject                                          Applicability
                -----------  ---------------------                         ---------------------
                 (2)         Plan of acquisition, reorganization,           Not Applicable
                             arrangement, liquidation or
                             succession

                 (3) (i)     Articles of                                    Attached Hereto
                             Incorporation

                 (3) (ii)    By-Laws                                        Attached Hereto

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

                 (22)        Published report regarding matters            Not Applicable
                             submitted to a vote of security holders

                 (23)        Consents of experts and counsel               Not Applicable

                 (24)        Power of attorney                             Not Applicable

                 (27)        Financial Data Schedule                       Attached Hereto

                 (99)        Additional exhibits                           Not Applicable

                  (b)  Reports on Form 8-K - No reports on Form 8-K were filed
                       -------------------
                       during the quarter ended June 30, 1996.

                                  SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NORTH PITTSBURGH SYSTEMS, INC.
                                          ------------------------------
                                          (Registrant)


         Date   August 7, 1996             /s/  G. A. Gorman
             -------------------          -------------------------------------
                                          G. A. Gorman, President


         Date   August 7, 1996             /s/  A. P. Kimble
             -------------------          -------------------------------------
                                          A. P. Kimble, Vice President,
                                          Secretary & Treasurer