Form 10-Q
period 1996-09-30
NORTH PITTSBURGH SYSTEMS INC
filed 1996-11-01
CIK 764765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended               September 30, 1996
                                    -------------------------------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   ------------------------

Commission File Number                             0-13716
                                   -------------------------------------------


                        NORTH PITTSBURGH SYSTEMS, INC.
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Pennsylvania                                   25-1485389
     --------------------                            ----------------
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
                         YES     X        NO
                             --------        -----------


                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Common Stock Outstanding
                            ------------------------

At October 29, 1996, the Registrant had 15,040,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                     PART I
                                     ITEM 1
                              FINANCIAL STATEMENTS
                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     (Thousands - Except Per Share Amounts)

                                                       For the Three Months   For the Nine Months
                                                        Ended September 30    Ended September  30
                                                       --------------------   -------------------
                                                         1996       1995      1996         1995
                                                       --------   --------  --------  ------------
Operating revenues:
    Local network services                              $ 2,184    $ 1,866   $ 6,360  $      5,533
    Long distance and access services                    10,370      9,964    31,143        29,123
    Directory advertising, billing & other services         561        531     1,647         1,586
    Telecommunication equipment sales                       750        592     2,194         1,550
    Other operating revenues                              1,387        490     3,482         1,197
                                                       --------   --------  --------  ------------

        Total Operating Revenues                         15,252     13,443    44,826        38,989
                                                       --------   --------  --------  ------------

Operating expenses:
   Depreciation and amortization                          2,385      2,137     7,032         5,991
   Network and other operating expenses                   6,888      5,575    19,412        15,752
   State and local taxes                                    613        535     1,898         1,671
   Telecommunication equipment expenses                     616        496     1,910         1,370
                                                       --------   --------  --------  ------------
        Total Operating Expenses                         10,502      8,743    30,252        24,784
                                                       --------   --------  --------  ------------
   Net Operating Revenues                                 4,750      4,700    14,574        14,205

Other expense (income), net:
   Interest expense                                         386        399     1,166         1,200
   Interest income                                         (186)      (225)     (581)         (800)
   Sundry expense (income), net                            (302)        72      (214)          150
                                                       --------   --------  --------  ------------
                                                           (102)       246       371           550
                                                       --------   --------  --------  ------------
        Earnings before income taxes                      4,852      4,454    14,203        13,655

Income taxes:
    Current                                               1,973      1,851     5,648         5,542
    Deferred                                                  -          -         -             -
                                                       --------   --------  --------  ------------
                                                          1,973      1,851     5,648         5,542
                                                       --------   --------  --------  ------------
        Net earnings                                    $ 2,879    $ 2,603   $ 8,555  $      8,113
                                                       ========   ========  ========  ============
Average common shares outstanding                        15,040     15,040*   15,040        15,040*
                                                       ========   ========  ========  ============
Earnings per share of common stock                         $.19       $.17*     $.57          $.54*
                                                       ========   ========  ========  ============
Dividends per share of common stock                        $.13       $.12*     $.39          $.36*
                                                       ========   ========  ========  ============

        *Adjusted for a two-for-one stock split effective May 22, 1996.

See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)

           ASSETS                                                       Sept. 30  Dec. 31
           ------                                                         1996      1995
                                                                        --------  --------
Current Assets:
    Cash and temporary investments                                      $ 12,040  $  9,359
    Marketable securities available for sale                                 894     1,593
    Marketable securities held to maturity                                 2,046     6,569

    Accounts receivable:
       Customers                                                           4,175     3,725
       Access service settlements and other                                6,085     5,120
    Inventories of construction and operating materials and
       supplies                                                            3,122     2,381
    Prepaid taxes                                                             87         -
                                                                        --------  --------
              Total current assets                                        28,449    28,747
                                                                        --------  --------
Property, plant and equipment:
   Telephone plant in service:
       Land                                                                  511       461
       Buildings                                                          11,251     8,943
       Equipment                                                         103,428    97,334
   Miscellaneous physical property                                            70        48
                                                                        --------  --------
                                                                         115,260   106,786
   Less accumulated depreciation and amortization                         58,376    52,675
                                                                        --------  --------
                                                                          56,884    54,111
   Construction in progress                                                6,181     4,505
                                                                        --------  --------
              Total property, plant and equipment, net                    63,065    58,616

Investments                                                                4,688     3,876
Deferred financing costs                                                     850     1,159
Prepaid pension cost                                                       1,081       689
Other assets                                                               1,234     3,069
                                                                        --------  --------
                                                                        $ 99,367  $ 96,156
                                                                        ========  ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
    Current portion of long-term debt                                   $    744  $    702
    Accounts payable                                                       5,500     6,337
    Accrued interest                                                         117       123
    Dividend payable                                                       1,955     1,805
    Taxes other than income taxes                                            507       610
    Accrued vacation                                                         673       673
    Other liabilities                                                      1,857       404
    Federal and state income taxes                                           689       291
                                                                        --------  --------
              Total current liabilities                                   12,042    10,945
                                                                        --------  --------
Long-term debt                                                            21,129    21,694

Unamortized investment tax credits                                           394       470
Deferred income taxes                                                      5,579     5,670
Postretirement benefits                                                    4,433     4,250
Other liabilities                                                          1,705     1,600

Shareholders' equity:
        Capital stock/Common stock                                         2,350     2,350
        Capital in excess of par value                                     2,215     2,215
        Retained earnings                                                 49,503    46,814
        Unrealized gain (loss) on available for sale securities, net          17       148
                                                                        --------  --------
              Total shareholders' equity                                  54,085    51,527
                                                                        --------  --------
                                                                        $ 99,367  $ 96,156
                                                                        ========  ========

          See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

                                                                          For the Nine Months
                                                                          Ended September  30
                                                                          -------------------
                                                                            1996       1995
                                                                          --------   --------
Cash from operating activities:
       Net earnings                                                       $  8,555   $  8,113
       Adjustments to reconcile net earnings to net cash from
             operating activities:

             Depreciation and amortization                                   7,045      5,786
             Equity (income) losses of affiliated companies                   (274)       (41)
             Provision for postretirement benefits other than pensions         183        146
             Investment tax credit amortization                                (76)      (113)
             Deferred income taxes                                               -          -
             Changes in assets and liabilities:
                Accounts receivable                                         (1,415)    (1,985)
                Inventories of construction and operating materials &
                  supplies                                                    (742)       (65)
                Prepaid federal and state taxes                                (87)      (130)
                Accounts payable                                              (837)     1,184
                Taxes other than income taxes                                 (103)      (276)
                Other liabilities and accrued interest                       1,552         33
                Federal and state income taxes                                 398        344
                Deferred financing costs, prepaid pension costs
                  and other assets                                           1,752       (112)
                Other, net                                                    (106)        26
                                                                          --------   --------
                   Total adjustments                                         7,290      4,797
                                                                          --------   --------
                   Net cash from operating activities                       15,845     12,910
                                                                          --------   --------

Cash used for investing activities:
      Expenditures for property and equipment                              (11,785)   (12,348)
      Net salvage on retirements                                               277         87
                                                                          --------   --------
                   Net capital additions                                   (11,508)   (12,261)
                                                                          --------   --------
Purchase of marketable securities held to maturity                            (454)    (5,211)
Proceeds from redemption of marketable securites held to maturity            4,927      4,376
Purchase of marketable securities available for sale                          (322)      (732)
Proceeds from sale of marketable securities available for sale                 970      1,245
Investments in affiliated entities                                            (538)       235
                                                                          --------   --------
                    Net cash used for investing activities                  (6,925)   (12,348)
                                                                          --------   --------

Cash used for financing activities:
       Cash dividends                                                       (5,716)    (5,264)
       Retirement of debt                                                     (523)      (491)
                                                                          --------   --------
                    Net cash used for financing activities                  (6,239)    (5,755)
                                                                          --------   --------

Net (decrease) increase in cash and temporary investments                    2,681     (5,193)

Cash and temporary investments at beginning of period                        9,359     14,779
                                                                          --------   --------
Cash and temporary investments at end of period                           $ 12,040   $  9,586
                                                                          ========   ========
Interest paid                                                             $  1,094   $  1,150
                                                                          ========   ========
Income taxes paid                                                         $  5,340   $  5,813
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


                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.  Financial Condition
    -------------------

    (a) General
        -------

        There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1995 to September 30, 1996, the end of the nine-month period reported herein.

    (b) Liquidity and Capital Resources
        -------------------------------

        Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at September 30, 1996 amounted to approximately $2,889,932 with such amount being part of the 1996 Construction Program. Funds for financing construction expenditures in the nine-month period ended September 30, 1996 were generated from internal sources. Based on its 1996 construction budget, preliminary construction budget for 1997 and projected cash flows, North Pittsburgh anticipates financing all of its telephone plant construction in 1996 from cash reserves and internally generated funds. Beginning in the second quarter of 1997, a portion of the funds used for construction are expected to be obtained from new debt financing from the Rural Utilities Service. Terms and conditions of the new loan are expected to be finalized late in the fourth quarter of 1996. At September 30, 1996, construction work in progress was $6,180,974. An additional $8,006,366 will be expended to complete these projects.

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

(c)     Regulatory/Competition
        ----------------------

        The Federal Communications Commission (FCC) continues to work on Rulemakings that will spell out the specifics of the Telecommunications Act of 1996 (1996 Act) and the Pennsylvania Public Utility Commission (PA PUC) must then choose a course of action to fully implement the 1996 Act, or to the extent possible and permissible, change the manner in which such regulations are implemented in Pennsylvania before the impact on North Pittsburgh, a Rural Telephone Company under the 1996 Act, can be fully understood and measured. However, the clear intent of the 1996 Act is to open up the local exchange market to competition. This appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its service at wholesale rates, provide number portability if feasible, provide dialing parity, provide interconnection to any requesting carrier for the transmission and routing of telephone exchange service and exchange access and provide access to network elements.

        The 1996 Act, FCC and PA PUC regulatory proceedings and the thrust towards a fully competitive marketplace have created some uncertainty in respect to the levels of North Pittsburgh's revenue growth in the future. However, its unique location in a growing commercial/residential suburban traffic corridor to the north of the City of Pittsburgh, its state-of-the-art switching transmission and transport facilities and its extensive fiber network place North Pittsburgh in a solid position to meet competition and minimize any loss of revenues. In addition, North Pittsburgh continues to make its network flexible and responsive to the needs of its customers to meet competitive threats. New services, access line growth and anticipated usage growth will lessen or offset any reductions in North Pittsburgh's revenue sources.

 2.     Results of Operations
        ---------------------

        Total operating revenues increased $5,837,000 (15.0%) in the nine-month period ended September 30, 1996 over the comparable period in 1995. This change was due to increases in long distance and access services of $2,020,000 (6.9%), local network services of $827,000 (15.0%), telecommunication equipment sales of $644,000 (41.6%) and other operating revenues of $2,285,000 (190.9%). Higher long distance and access service revenues were generally the result of an increase in the number of customers and in minutes of use. Increased local network service revenues were attributable to customer growth. The increase in telecommunication equipment sales reflects an increase in the number of systems sold in 1996 as compared to 1995. The increase in other operating revenues is the direct result of start-up business activities of Pinnatech and MCSI.

        Total operating expenses for the nine-month period ended September 30, 1996, increased $5,468,000 (22.1%) over the preceding year. That change is principally the result of an increase in network and other operating expenses of $3,660,000 (23.2%), an increase in depreciation and amortization of $1,041,000 (17.4%), and an increase in telecommunication equipment expenses of $540,000 (39.4%). Approximately 96% of the increase in network and other operating expenses is the direct result of start-up activities of Pinnatech and MCSI. The increase in depreciation and amortization is due to a change in the lives of equipment and asset growth. The increase in telecommunication equipment expenses is related to the increase in equipment sales discussed above. The increase in total operating revenues discussed above coupled with the increase in total operating expenses resulted in a 2.6% increase in net operating revenues in 1996 as compared to the same period in 1995.

        Interest income decreased $219,000 primarily due to decreased levels of investment in such instruments. The net increase in Sundry income (non-operating) of $364,000 is due to a one-time increase in realized gains on the sale of securities of $129,000 and increases in cellular partnership income of $232,000 in 1996 as compared to 1995.

        The increase in net operating revenues for the nine-month period ended September 30, 1996, in conjunction with the increase in Sundry income, net, resulted in an increase of $548,000 (4.0%) in earnings before income taxes.

        Fluctuations in the revenues and expenses for the three-month period ended September 30, 1996 as compared to the same quarterly period in 1995 are generally attributable to the same reasons above in the year-to-date comparisons.


                                    PART II
                               OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K
------     --------------------------------

           (a) Exhibits - Exhibit Index for Quarterly Reports on Form 10-Q.
               --------

 Exhibit
  Number                     Subject                                       Applicability
----------                   -------                                       -------------

  (2)                        Plan of acquisition, reorganization,           Not Applicable
                             arrangement, liquidation or
                             succession

  (3) (i)                    Articles of                                    Provided in
                             Incorporation                                  Quarterly Report
                                                                            on Form 10-Q for the
                                                                            quarter ended June 30, 1996
                                                                            and Incorporated Herein
                                                                            by Reference.

  (3) (ii)                   By-Laws                                        Provided in
                                                                            Quarterly Report
                                                                            on Form 10-Q for the
                                                                            quarter ended
                                                                            June 30, 1996
                                                                            and Incorporated Herein
                                                                            by Reference.

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

  (22)                       Published report regarding matters             Not Applicable
                             submitted to a vote of security holders

  (23)                       Consents of experts and counsel                Not Applicable




 (24)                        Power of attorney                              Not Applicable

 (27)                        Financial Data Schedule                        Attached Hereto

 (99)                        Additional exhibits                            Not Applicable


  (b)  Reports on Form 8-K - No reports on Form 8-K were filed during the
       -------------------
       quarter ended September 30, 1996.



                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NORTH PITTSBURGH SYSTEMS, INC.
                                          ------------------------------
                                          (Registrant)



   Date  November 1, 1996                  /s/ G. A. Gorman
       --------------------                -------------------------------------
                                           G. A. Gorman, President


   Date  November 1, 1996                  /s/ A. P. Kimble
       --------------------                -------------------------------------
                                           A. P. Kimble, Vice President,
                                           Secretary & Treasurer