Form 10-K405
period 1996-12-31
NORTH PITTSBURGH SYSTEMS INC
filed 1997-03-27
CIK 764765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended           December 31, 1996
                          ------------------------------------------------------

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    -------------------------

Commission File Number                     0-13716
                      ----------------------------------------------------------


                        North Pittsburgh Systems, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Pennsylvania                             25-1485389
     -------------------------------        ---------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)


4008 Gibsonia Road, Gibsonia, Pennsylvania              15044-9311
------------------------------------------             -----------
 (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code           412/443-9600
                                                     -------------------------

Securities registered pursuant to Section 12(b) of the Act:


Title of Each Class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
   Common Stock                                         NASDAQ



                                             (Cover page continued on next page)
















































Securities registered pursuant to Section 12(g) of the Act:


                                     None
--------------------------------------------------------------------------------
                               (Title of Class)


                    SECTION 13 OR 15(d) FILING REQUIREMENTS
                    ---------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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



         AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES
         -------------------------------------------------------------


Based on the average of the bid and asked prices on March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant is $319,600,000. (Includes 1,716,184 shares beneficially owned by Directors and Officers as a group.)



         OUTSTANDING SHARES OF EACH CLASS OF REGISTRANT'S COMMON STOCK
         -------------------------------------------------------------


          Class                                    Outstanding at March 14, 1997
          -----                                    -----------------------------

Common Stock, Par Value $.15625 per share                 15,040,000 shares


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


The information for Item 10, Directors and Executive Officers of the Registrant;
Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, has been incorporated into Part III of this Form 10-K by reference to Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1996.

                                                             (End of cover page)

                                    PART I

Item 1.   Description of Business
------    -----------------------

      (a) General Development of Business:
          -------------------------------

   North Pittsburgh Systems, Inc. (the Registrant), organized May 31, 1985, is a holding company and has no operating function. Its predecessor, North Pittsburgh Telephone Company (North Pittsburgh or NPTC), a telephone public utility incorporated in 1906, became a wholly-owned subsidiary of the Registrant on May 31, 1985. Penn Telecom, Inc. (Penn Telecom) became a wholly-owned subsidiary of the Registrant on January 30, 1988. Prior to this date, Penn Telecom was a wholly-owned subsidiary of North Pittsburgh. The principal business activities of Penn Telecom consist of the sale, rental and servicing of telecommunication equipment to end users, the resale of bulk billed message toll services and high capacity intercity facilities. Management Consulting Solutions, Inc. (MCSI) and Pinnatech, Inc. (Pinnatech), wholly-owned subsidiaries of the Registrant, were formed in 1995. MCSI provides consulting and computer outsourcing services to healthcare and other industries, and Pinnatech provides Internet access services. The Registrant, NPTC, Penn Telecom, MCSI and Pinnatech operate under the provisions of the Pennsylvania Business Corporation Law. No significant changes in the mode of conducting business by the Registrant or its subsidiaries have occurred since the beginning of the fiscal year ended December 31, 1996.

      (b) Financial Information About Industry Segments:
          ---------------------------------------------

   This paragraph is not applicable. The Registrant, through North Pittsburgh and Penn Telecom, is engaged in the business of providing telecommunication services and equipment which is not considered separable into industry segments. The business activities of MCSI and Pinnatech, to date, are not considered significant and are not reportable as industry segments of the Registrant.

      (c) Narrative Description of Business:
          ---------------------------------

      (1) Business Done and Intended To Be Done:
          -------------------------------------

          (i) Principal Services Rendered.  The Registrant, through North
              ---------------------------
Pittsburgh and Penn Telecom, is engaged in providing the following telecommunication services and equipment to customers generally located in Western Pennsylvania:

              Local Network Services.  North Pittsburgh furnishes wireline
              -----------------------
telecommunication services in all or parts of Allegheny, Armstrong, Butler and Westmoreland Counties subject to the jurisdiction of the Pennsylvania Public Utility Commission (PA PUC) under the provisions of the Pennsylvania Public Utility Code which confers upon that Commission broad powers of supervision and regulation over public utilities with respect to service and facilities, rates and charges, securities, the encumbering or disposition of public utility properties, accounting and various other matters. At January 31, 1997, North Pittsburgh served approximately 61,500 customers through nine digital fiber-linked central offices (eight exchanges) in its franchised area.

   The Telecommunications Act of 1996 (the 1996 Act) prohibits state legislative or regulatory restrictions or barriers to entry regarding the provision of local telephone service. It also requires most incumbent local exchange carriers to interconnect with the networks of other telecommunications carriers, unbundle their services into network elements, offer their telecommunications services at wholesale rates to allow the resale of such services and allow other telecommunications carriers to locate equipment on their premises. Local exchange telephone carriers are also required to compensate each other for the transport and termination of calls.

   North Pittsburgh's wireline operations are considered Rural under the 1996 Act and are exempt from certain of the foregoing obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. North Pittsburgh recently joined with 17 other rural companies in Pennsylvania to file a Petition with the PA PUC requesting a temporary suspension for a two-year period of the interconnection requirements outlined in the Federal Communications Commission (FCC) Order described in the following paragraph. The Petition was filed February 20, 1997 and the PA PUC is expected to act on such Petition by August 19, 1997. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

   Previously, on August 8, 1996, the FCC issued its Order promulgating rules to implement certain aspects of the 1996 Act. The rules, among other matters, attempted to impose pricing guidelines to be used by state commissions in implementing the 1996 Act, defined the network elements of services to be unbundled and separately priced, required that existing interconnection agreements among incumbent local exchange carriers be filed and approved by state commissions and that local exchange telephone companies begin to compensate wireless communications providers for transporting and terminating calls on such wireless networks. Numerous local exchange telephone companies and state regulatory agencies have requested that the FCC stay and/or reconsider the above mentioned Order, and a number of parties have filed petitions with various Federal courts. On September 27, 1996 and October 15, 1996, the Eighth Circuit Court stayed certain aspects of such rules including the pricing guidelines and the rule allowing carriers to pick and choose among the most favorable terms of interconnection agreed to by an incumbent and another telecommunications carrier.

   North Pittsburgh is currently under rate base rate-of-return (ROR) regulation within the intrastate jurisdiction. However, under PA PUC Chapter 30 rules, North Pittsburgh is required to develop and file a Network Modernization Plan prior to July 8, 1998 that commits North Pittsburgh to providing broadband service capability throughout its service area or be subject to a showcause order for failure to do so. North Pittsburgh, as part of this filing, may seek approval of an alternative form of regulation from the PA PUC, such as price cap regulation.

   Historically, North Pittsburgh's wireline operations have not experienced significant competition in its franchised service area. As a result of the passage of the 1996 Act, North Pittsburgh's local wireline operations may experience increased competition from various sources, including, but not limited to, resellers of their local exchange services, large end users installing their own networks, Interexchange Carriers (IXCs), satellite transmission services, cellular communications providers, cable television companies, radio-based personal communications companies, Competitive Access Providers (CAPs) and other systems capable of completely or partially bypassing local telephone facilities. North Pittsburgh cannot predict the specific effects of competition on its local telephone business, but is intent on taking advantage of the various opportunities that competition should provide. North Pittsburgh is currently addressing potential competition by focusing on improved customer satisfaction, reducing costs, increasing efficiency, restructuring rates and examining new product offerings and new markets for entry.

              Long Distance and Access Services.  Telephone service by North
              ----------------------------------
Pittsburgh to locations outside of its franchised telephone service territory but within the Local Access Transport Area (LATA) (currently identified as the 412 Numbering Plan Area [NPA]) is furnished through switched and special access connections with Bell Atlantic - Pennsylvania, Inc., (BAPA), other independent telephone companies and, in some instances, IXCs, CAPs or resellers.

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

   North Pittsburgh is a participating Issuing Carrier in the National Exchange Carrier Association (NECA) tariffs which are on file with the FCC in respect to the provision of network access to IXCs and others for interstate telephone service to areas beyond the LATA. Such tariffs contain the rates chargeable for interstate switched and special access to and from North Pittsburgh's telephone facilities. North Pittsburgh is also a participating Issuing Carrier under the authority of a PTA tariff on file with the PA PUC which contains the rates chargeable for intrastate switched and special access from North Pittsburgh's telephone facilities to Pennsylvania locations beyond the LATA and to North Pittsburgh's facilities from such locations. Penn Telecom, as an IXC, markets intrastate and interstate toll services by reselling bulk billed message toll services. North Pittsburgh also provides facilities for special circuits (alarms, data transmission, etc.).

   Access charges concerning interstate services are regulated by the FCC. On December 24, 1996, the FCC released a Notice of Proposed Rulemaking regarding access charge reform. The proposed rules, in most significant aspects, are not applicable to North Pittsburgh's wireline operation as they apply predominantly to price cap regulated companies. The FCC has indicated it will issue another proposed rulemaking with respect to ROR companies which may affect North Pittsburgh.

   Toll telecommunications services beyond North Pittsburgh's franchised telephone service area and within the LATA, hereinafter referred to as intraLATA, or service within the 412 NPA, are presently provided through interconnections with BAPA and other telephone companies. The PA PUC has approved intraLATA Presubscription (also known as equal access) under which a customer will be able to choose his or her intraLATA toll carrier similar to the choice currently made for an interLATA toll carrier. IntraLATA Presubscription is required by December 31, 1997; however, North Pittsburgh has filed a Motion with the PA PUC to implement presubscription no later than August 8, 1997. It is not possible to determine the ultimate impact of intraLATA Presubscription, but it is expected that it may result in some reduction of revenues.

   North Pittsburgh's unique location in a growing commercial/residential suburban traffic corridor to the north of the City of Pittsburgh, its state-of-the-art switching transmission and transport facilities and its extensive fiber network place it in a solid position to meet competition and minimize any loss of revenues. In addition, North Pittsburgh continues to make its network flexible and responsive to the needs of its customers to meet competitive threats. New services, access line growth and anticipated usage growth will lessen or offset any reductions in North Pittsburgh's revenue sources.

              Directory Advertising, Billing and Other Services.  North
              --------------------------------------------------
Pittsburgh receives revenues from the sale of advertising space in telephone directories and from billing and collection activities. Directory Advertising is subject to competition from a number of sources and, to date, efforts to meet such competition have been successful. Billing and collection services are provided to various IXCs, including Penn Telecom.

              Telecommunication Equipment.  Penn Telecom sells, rents and
              ----------------------------
services telecommunication equipment to customers generally in the Western Pennsylvania area. Penn Telecom has been able to sustain its business activities in a strong, competitive market. Penn Telecom is certified by the PA PUC to offer toll resale services and has a tariff on file with the FCC to provide interstate toll services. As a reseller of both interstate and intrastate toll services, Penn Telecom is in direct competition with other IXCs.

              Other.  North Pittsburgh and Alltel Mobile Communications, Inc.
              ------
are Limited Partners with a partnership interest of 3.6 percent each and Bell Atlantic Mobile Systems of Pittsburgh, Inc. is both a General and a Limited Partner with partnership interests of 40.0 and 52.8 percent, respectively, in the Pittsburgh SMSA Limited Partnership which provides cellular radio service (Cellular Service) in and around the Pittsburgh Standard Metropolitan Statistical Area (SMSA) as authorized by the FCC.

   North Pittsburgh, Centennial Cellular Telephone Company of Lawrence (Centennial) and Venus Cellular Telephone Company, Inc. (Venus) are Limited Partners, each with a partnership interest of 14.29 percent, and United Telephone Company of Pennsylvania is the General Partner with a partnership interest of 57.13 percent in Pennsylvania RSA 6(I) Limited Partnership, d.b.a. 360/o/ Communications Company, which provides Cellular Service in a Rural Service Area (RSA) consisting of Clarion and Lawrence Counties and the Northern portions of Armstrong and Butler Counties.

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

              Operating Revenues.  The respective amounts of operating revenues
              -------------------
contributed by local network services, long distance and access services, telecommunication equipment sales, directory advertising and billing and collection services during each of the last three fiscal years are set forth in the Financial Statements and Schedules provided in response to Item 8 and are incorporated herein by reference.

          (ii) Status of New Products.  This paragraph is not applicable.  The
               ----------------------
Registrant and its subsidiaries have not made public any information concerning new products or services that would require the investment of a material amount of the assets of the Registrant or that otherwise would be material.

          (iii) Equipment Availability.  The Registrant and its subsidiaries
                ----------------------
have not encountered, nor do they anticipate, any difficulty in obtaining a ready supply of telecommunication equipment from manufacturer suppliers. Although certain individual suppliers may each supply more than 10 percent of their equipment requirements, the Registrant and its subsidiaries are not primarily dependent upon any one supplier with alternative suppliers of telecommunication equipment being readily available.

          (iv) Certificates, Franchises, Etc. and Licenses.  North Pittsburgh
               -------------------------------------------
holds valid, continuing and subsisting rights, certificates, franchises, licenses (other than those mentioned in the following paragraph) and renewable permits adequate for the conduct of its business in the territory it serves, none of which contain any burdensome restrictions. However, see Local Network Services under paragraph (c)(1)(i).

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

          (v) Seasonality of Business.  None of the business activities of the
              -----------------------
Registrant or its subsidiaries are seasonal.

          (vi) Practices Relating to Working Capital.  This paragraph is not
               -------------------------------------
applicable. No special practices relating to working capital have been adopted by the Registrant or its subsidiaries. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.)

          (vii) Customers.  No material part of the overall business of
                ---------
the Registrant or it subsidiaries is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on its business.

          (viii) Backlog of Orders.  The Registrant and its subsidiaries
                 -----------------
do not have a significant backlog of service and installation orders. Improvements and expansion of their facilities are, to the extent possible, made in anticipation of demands for service and a reasonable and adequate inventory is maintained to meet the requirements of customers.

          (ix) Renegotiation of Profits or Termination of Contracts.  The
               ----------------------------------------------------
Registrant and its subsidiaries do not have a material portion of their business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

          (x) Competition.  The competitive environment faced by the Registrant
              ------------
in respect to the services provided by it or by its subsidiaries is fully discussed under paragraph (c)(1)(i) of this Item 1.

          (xi) Research Activities.  The Registrant and its subsidiaries do not
               -------------------
engage in any research activities relating to the development of new products or services or the improvement of existing products or services and no amounts have been expended in the past three years for such activities.

          (xii) Environmental Matters.  Compliance with federal, state and
                ---------------------
local provisions which have been adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not materially affected the capital expenditures, earnings and competitive position of the Registrant and its subsidiaries.

          (xiii) Employees.  At December 31, 1996, the Registrant, through
                 ---------
all of its subsidiaries, employed 336 persons.

      (d) Financial Information About Foreign and Domestic Operations and Export
          ----------------------------------------------------------------------
Sales. This paragraph is not applicable.  The Registrant and its subsidiaries do
-----
not engage in any operations in foreign countries.



Item 2.   Properties
------    ----------

   The Registrant owns in fee, an office/warehouse building which houses the operations of Penn Telecom and consulting services of MCSI. Also, MCSI owns in fee a building which houses its computer outsourcing operation.

   The materially important physical properties of North Pittsburgh, all owned in fee (except some rights-of-way) and most of which are held subject to certain mortgage and security agreements executed in connection with loans through the Rural Utilities Service, consist principally of land, buildings, central office equipment, long distance switching facilities, transmission facilities, pole lines, aerial cable, underground cable, aerial wire, buried cable, buried wire, distribution wire, underground conduit, furniture, office and computer equipment, garage facilities, vehicles and work equipment and generally any and all property required to operate a modern telecommunications network. Such facilities are fully utilized except that improvement and expansion of those facilities are, to the extent possible, made in anticipation of the demand for service. All of the foregoing properties are located within Allegheny, Armstrong, Butler and Westmoreland Counties in Western Pennsylvania.

   From January 1, 1992 to December 31, 1996, North Pittsburgh made gross property additions of approximately $56,049,000 (which is about 46.5% of the original cost of the present telephone plant) and property retirements of approximately $19,253,000. North Pittsburgh's 1997 construction program, subject to adjustment for economic conditions, postponements of housing developments, etc. is projected to be in the $23 million to $26 million range which includes central office equipment additions, distribution lines, etc. to permit expansion or improvement of North Pittsburgh's telecommunications services.



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



Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

   No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.



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

Executive Officers of the Registrant:
-------------------------------------

                                                       Positions and Offices
                                                       ---------------------
Name and Business Experience                     Age   with Registrant (1)
----------------------------                     ---   -------------------


Charles E. Thomas, Sr.                            83   Chairman, Board of
  Registrant: Chairman of the Board of                 Directors
  Directors since incorporation in 1985;
  Partner in the law firm of Thomas,
  Thomas, Armstrong & Niesen,
  Harrisburg, PA, since the formation in
  1991 of this firm which is retained as
  general counsel to the Registrant;
  Partner in the law firm of Thomas &
  Thomas from 1977 to 1990. North
  Pittsburgh Telephone Company:
  Chairman of the Board of Directors
  since 1968; Director since 1957.
  Mr. Thomas is also a Director of D & E
  Communications, Inc., Ephrata, PA.


Gerald A. Gorman                                  67   Director and President
  Registrant: Director since
  incorporation in 1985; President since
  May, 1994; Executive Vice President
  from 1992 to 1994; Vice President -
  Finance from 1985 to 1992; Secretary
  from 1985 to 1993.  North Pittsburgh
  Telephone Company: Director since
  1979; President since 1993; General
  Manager since 1992; Executive Vice
  President from 1992 to 1993; Vice
  President - Finance from 1972 to
  1992; Assistant General Manager from
  1986 to 1992; Secretary from 1968 to
  1993.

Executive Officers of the Registrant:
-------------------------------------

                                                       Positions and Offices
                                                       ---------------------
Name and Business Experience                     Age   with Registrant (1)
----------------------------                     ---   -------------------

Harry R. Brown                                    60   Director and Vice
  Registrant: Director since 1989; Vice                President
  President since 1992.  North
  Pittsburgh Telephone Company:
  Director since 1989; Vice President -
  Operations since 1987; Assistant Vice
  President - Operations from 1986 to
  1987; Network Engineering Manager
  from 1984 to 1986; Equipment
  Supervisor from 1975 to 1984.


Allen P. Kimble                                   50   Vice President, Secretary
  Registrant: Vice President since                     and Treasurer
  1989; Treasurer since incorporation
  in 1985; Secretary since 1993.  North
  Pittsburgh Telephone Company:
  Vice President since 1989; Treasurer
  since 1979; Secretary since 1993;
  Assistant Vice President from 1987 to
  1989; Assistant Secretary from 1977 to
  1993.



N. William Barthlow                               42   Vice President and
  Registrant: Vice President since May,                Assistant Secretary
  1994; Assistant Secretary since 1993;
  Assistant Vice President from 1990 to
  1994.  North Pittsburgh Telephone
  Company: Vice President - Marketing
  and Revenues since 1994; Assistant
  Secretary since 1993; Assistant Vice
  President - Revenue Requirements
  from 1989 to 1994; Revenue
  Requirements Manager from 1987 to
  1989.

(1)  Directors.  Messrs. Thomas, Gorman and Brown were elected as Directors at
     ---------
     the 1996 Annual Meeting of Shareholders held May 17, 1996 to serve until the 1997 Annual Meeting of Shareholders. All of these current Directors will be nominees for reelection as Directors at the Annual Meeting of Shareholders to be held May 16, 1997.

(2)  Officers.  Messrs. Thomas, Gorman, Brown, Kimble and Barthlow were elected
     --------
     to their respective offices at a Board of Directors' Organizational Meeting which followed the May 17, 1996 Annual Meeting of Shareholders. All officers will hold their offices until the first meeting of the Board following the 1997 Annual Meeting of Shareholders.

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



                                    PART II



Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
------    ---------------------------------------------------------------------

      (a) Principal Markets and Market Price:
          ----------------------------------

     The Registrant's Common Stock is registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 and, effective January 10, 1997, the Company's stock commenced trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the Symbol 'NPSI'. Prior thereto, the stock was not listed on any Stock Exchange and was considered as being traded on the OTC (Over-the-Counter) market. In the last quarter of 1995 and in 1996, a brokerage firm in Pittsburgh made an effort to establish a market for the Registrant's Common Stock. The market price range on the OTC market in 1995 was $35.00 to $56.00 per share. The market price range on the same market in 1996 was, as far as can be determined, $56.00 to $72.00 per share prior to a 2 for 1 stock split-up on May 22, 1996 and $23.00 to $53.00 per share thereafter. The above price ranges include the market-maker
activities of the brokerage firm discussed above.   The Nasdaq High and Low
market prices for the Registrant's Common Stock for January and February, 1997 were as follows:


                    1997         High    Low
                    ----      ------  ------

                    January   $24.75  $18.50
                    February   23.00   20.50


      (b) Approximate Number of Holders of Common Stock:
          ---------------------------------------------

          Calculated on the basis of the number of shareholder accounts, the Registrant had approximately 3,146 common shareholders on March 14, 1997.



      (c) Common Stock Dividends:
          ----------------------

          Cash dividends declared per share by the Registrant on the outstanding shares of Common Stock in 1996 and 1995 (adjusted for a 2 for 1 stock split-up effective May 22, 1996) were as follows:


                               1996  1995
                               ----  ----

            First Quarter     $ .13  $.12
            Second Quarter      .13   .12
            Third Quarter       .13   .12
            Fourth Quarter      .13   .12
                              -----  ----
                              $ .52  $.48
                              =====  ====




Item 6.  Selected Financial Data (Amounts in Thousands Except Per Share Data)
         -------------------------------------------------------------------

      The following summary of Selected Financial Data for the years 1996-1992 (adjusted for a 2 for 1 stock split-up effective May 22, 1996) should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.



                                                 1996       1995      1994       1993      1992
                                               ---------  --------  ---------  --------  ---------
Operating revenues                              $59,933   $ 52,757  $ 49,188   $ 44,241  $ 41,993
Operating expenses                               40,479     33,748    31,728     28,367    28,004
                                                -------   --------  --------   --------  --------

 Net operating revenues                          19,454     19,009    17,460     15,874    13,989
Interest expense                                  1,549      1,596     1,645      1,573     1,605
Interest income                                   1,105      1,066       772        878       967
Sundry expense (income), net                       (629)       738      (202)       558       (23)
                                                -------   --------  --------   --------  --------
 Earnings before income taxes,
  cumulative effect of change in
  accounting method and
  minority interest                              19,639     17,741    16,789     14,621    13,374

Income tax expense                                7,909      7,054     6,885      5,906     5,292
                                                -------   --------  --------   --------  --------
 Earnings before cumulative
  effect of change in accounting
  method and minority interest                   11,730     10,687     9,904      8,715     8,082

Minority interest                                  ----       ----      ----       ----        18
Cumulative effect of change in
 accounting method                                 ----       ----      ----        450      ----
                                                -------   --------  --------   --------  --------
Net earnings                                    $11,730   $ 10,687  $  9,904   $  9,165  $  8,064
                                                =======   ========  ========   ========  ========
Average common shares
 outstanding                                     15,040     15,040*   15,040*    15,040*   15,040*
                                                =======   ========  ========   ========  ========
Earnings per share before
 cumulative effect of change in
 accounting method                              $   .78   $    .71*  $   .66*   $   .58*  $   .54*
                                                =======   ========  ========   ========  ========

Earnings per share of Common
 Stock                                          $   .78   $    .71*  $   .66*   $   .61*  $   .54*
                                                =======   ========  ========   ========  ========
Dividends declared per share of
 Common Stock                                   $   .52   $    .48*  $   .44*   $   .40*  $   .36*
                                                =======   ========  ========   ========  ========

Total assets                                    $99,523   $ 96,156  $ 91,578   $ 88,771  $ 84,574
                                                =======   ========  ========   ========  ========
Long-term debt                                  $20,937   $ 21,694  $ 23,396   $ 23,058  $ 23,683
                                                =======   ========  ========   ========  ========

         *Adjusted for a 2 for 1 stock split-up effective May 22, 1996

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Amounts in Thousands)
          --------------------------------------------

          Results of Operations
          ---------------------

   Net earnings for 1996 were $11,730, an increase of $1,043 (9.8%) over 1995 net earnings of $10,687. The 1995 net earnings represented an increase of $783 (7.9%) as compared to 1994. These fluctuations were attributable to the following factors:

   Total operating revenues increased $7,176 (13.6%) during 1996. This change was principally due to increases in long distance and access services of $2,983 (7.7%), local network services of $1,160 (15.4%) and other operating revenues of $2,582 (131.3%). Higher long distance and access service revenues were generally the result of an increase in the number of customers and in minutes of use. Increased local network service revenues were attributable to customer growth, growth in second lines and expanded penetration of enhanced services. Other operating revenues increased due to growth of Pinnatech's Internet access customers, MCSI's consulting customers and the introduction of MCSI's data processing outsourcing services.

   Total operating revenues increased $3,569 (7.3%) during 1995. This change was principally due to increases in long distance and access services of $2,663 (7.3%), local network services of $650 (9.5%) and, to a lesser extent, advertising and other of $153 (7.7%), offset by a decrease in telecommunication equipment sales of $668 (23.1%). Higher long distance and access service revenues were generally the result of an increase in the number of customers and in minutes of use. Increased local network service revenues were attributable to customer growth. The decrease in telecommunication equipment sales reflects a decrease in the number of systems sold in 1995 as compared to 1994. Other operating revenues increased $771 (64.4%) as the direct result of start-up business activities of MCSI and Pinnatech.

   Total operating expenses for 1996 increased $6,731 (19.9%) over the preceding year. That change was principally the result of increases in network and other operating expenses of $5,061 (24.0%) and depreciation and amortization expenses of $1,163 (14.0%). Approximately $4,000 of the $5,061 increase in network and other operating expenses was directly associated with the increase in other operating revenues of $2,582 discussed above. The growth in depreciation and amortization expenses is the direct result of the growth in fixed assets to serve current and future customer needs. The increase in total operating revenues of $7,176 discussed above coupled with the increase in total operating expenses of $6,731 resulted in a modest 2% increase in net operating revenues in 1996 as compared to 1995.

   Total operating expenses increased $2,020 (6.4%) during 1995. That change was principally the result of an increase in depreciation and amortization of $818 (10.9%) and network and other operating expenses of $1,832 (9.5%), offset by a decrease in telecommunication equipment expenses of $828 (29.2%). Approximately $593 of the increase in depreciation and amortization resulted from a reduction in useful lives of certain telecommunication equipment and approximately $1,000 of the increase in network and other operating expenses was attributable to the activities of start-up businesses mentioned previously. The remainder of the increase was the result of expanded operations to serve customer growth as noted above. The decrease in telecommunication equipment expenses is related to the decrease in equipment sales discussed above. The increase in total operating revenues discussed above coupled with the increase in total operating expenses resulted in an 8.9% increase in net operating revenues in 1995 as compared to 1994.

   Interest income fluctuations have resulted from fluctuating interest rates available on both temporary investments and marketable securities and differing levels of investment in these instruments. Interest income is expected to decrease in 1997 as the Registrant and its subsidiaries utilize temporary investments to meet current cash obligations.

   The composition and amounts of sundry expense (income), net, differ each year. Approximately $509 more of cellular partnership income was recorded in 1996 than 1995. Included in 1995 is approximately $567 of non-recurring charges related to costs of start-up businesses.

   Management does not believe that the Registrant has any significant regulatory assets or liabilities under Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Historically, the Registrant has monitored closely the economic lives of plant in service and has adjusted depreciable lives as necessary to conform to generally accepted accounting principles.

   North Pittsburgh, under Chapter 30 of the Pennsylvania Public Utility Code, must, prior to July 8, 1998, file a petition with the PA PUC for approval of an alternative form of regulation to replace traditional rate base/rate of return regulation or be subject to a showcause proceeding. The petition must include a proposed network modernization plan. Although North Pittsburgh has not determined the form and content of its petition, the ultimate filing of such petition is expected to be of some significance to North Pittsburgh. However, it is not possible at this time to determine the PA PUC's disposition of any petition filed or the effect on North Pittsburgh's financial position or results of operations.

   The Federal Communications Commission (FCC) continues to work on Rulemakings that will spell out the specifics of the Telecommunications Act of 1996 (the 1996 Act) and the PA PUC must then finalize its course of action to fully implement the 1996 Act, or to the extent possible and permissible, change the manner in which such regulations are implemented in Pennsylvania before the impact on North Pittsburgh, a Rural Telephone Company under the 1996 Act, can be fully understood and measured. However, the clear intent of the 1996 Act is to open up the local exchange market to competition. This appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its services at wholesale rates, provide number portability, if feasible, provide dialing parity, provide interconnection to any requesting carrier for the transmission and routing of telephone exchange service and exchange access and provide access to network elements. The Company recently joined with 17 other rural companies in Pennsylvania to file a Petition with the PA PUC requesting a temporary suspension of the interconnection requirements of Section 251 of the 1996 Act for a two-year period following resolution of the FCC's Universal Service and Access Reform Orders. The Petition was filed February 20, 1997 and the PA PUC is expected to act on such Petition by August 19, 1997.

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

   Liquidity and Capital Resources
   -------------------------------

   In 1987, North Pittsburgh exhausted the remaining unborrowed funds which had first become available from the Rural Telephone Bank in 1977. Information relating to long-term debt is included in Note 2 to the Consolidated Financial Statements. The Registrant and its subsidiaries have financed capital expenditures, debt service and dividend payments from internal sources since 1987.

   In 1996, North Pittsburgh applied for and was granted approval for a loan from the Federal Financing Bank guaranteed by the Rural Utilities Service in the maximum principal amount of $75 million. The maximum principal amount will be advanced periodically over a five-year period beginning January 2, 1997 to furnish or improve telephone service in rural areas. No funds had been requested or advanced as of March 14, 1997. Actual interest rates and maturity dates will be specified at the time of each advance based upon a predetermined interest calculation formula and a choice of predetermined payment options not to extend beyond a maximum repayment period of sixteen years.

   North Pittsburgh established a line of credit in 1994 in the amount of $10 million with the Rural Telephone Finance Cooperative that is available for general business purposes. No borrowings have taken place against the line of credit.

   Capital expenditure commitments for the purchase and installation of new equipment at December 31, 1996 amounted to approximately $1,280, with such amount being part of a 1997 construction program of $23 million to $26 million. Management expects cash flows provided by operating activities and cash reserves in 1997 to service long-term debt, to pay dividends and to finance approximately 25% of capital additions. The balance of capital additions will be financed from new borrowings. It is anticipated that future payments for long-term debt service will be made from the same sources of internally generated funds. Capital additions beyond 1997 are anticipated to be 20% internally financed.

   Temporary excess funds are invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, etc. Management expects to continue the investment of such excess funds in 1997 which will satisfactorily meet all short-term obligations.

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

   Information in respect to executive officers of the Registrant is included herein as a separate Additional Item for Part I under the caption "Executive Officers of the Registrant" and follows Item 4. The other information required by Items 10, 11, 12 and 13 has been omitted from this report since the Registrant expects to file a Definitive Proxy Statement pursuant to Regulation 14A involving, inter alia, the election of Directors not later than 120 days
               ----- ----
after the end of the fiscal year covered by this report.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------   ---------------------------------------------------------------

      (a) The following documents of the Registrant and its subsidiaries are filed as part of this report:

      1.  Financial Statements:

             Consolidated Balance Sheets as of December 31, 1996 and 1995

             Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 1996

             Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1996

             Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996

             Notes to Consolidated Financial Statements



      2.  Financial Statement Schedules:
          -----------------------------


             Condensed Financial Information of Registrant for each of the years in the three-year period ended December 31, 1996


   All schedules other than those listed above have been omitted because the information is either not required or is set forth in the financial statements or notes thereto.

      3.  Exhibits.  The Exhibit Index for Annual Reports on Form 10-K and
          --------
applicable Exhibits are reported in this report under the caption OTHER INFORMATION.

      (b) Reports on Form 8-K.  No reports on Form 8-K were filed during the
          -------------------
quarter ended December 31, 1996.

      (c) Exhibits Required by Item 601 of Regulation S-K.  See (a)(3) above.
          -----------------------------------------------


      (d) Financial Statement Schedules.  The financial statement schedules
          -----------------------------
listed in Item 14(a)(2) are hereby filed as part of this Form 10-K.

                               OTHER INFORMATION
                 Exhibit Index for Annual Reports on Form 10-K
                 ---------------------------------------------

 Exhibit No.  Subject                              Applicability
 -----------  -------                              -------------
   (2)        Plan of acquisition, re-             Not Applicable
              organization, arrangement,
              liquidation or succession


   (3) (i)    Articles of incorporation            Provided in Quarterly Report
                                                   on Form 10-Q for the quarter
                                                   ended June 30, 1996
                                                   and Incorporated Herein
                                                   by Reference.


   (3) (ii)   By-Laws                              Provided in Quarterly Report
                                                   on Form 10-Q for the quarter
                                                   ended June 30, 1996
                                                   and Incorporated Herein
                                                   by Reference.


   (4)        Instruments defining the rights      Provided in Registration of
              of security holders, including       Securities of Certain Successor
              indentures                           Issuers on Form 8-B filed on June
                                                   25, 1985 and Incorporated Herein
                                                   by Reference.


   (9)        Voting trust agreement               Not Applicable

   (10)       Material contracts                   Not Applicable

   (11)       Statement re computation of per      Attached Hereto
              share earnings

   (12)       Statement re computation of ratios   Not Applicable


   (13)       Annual report to security holders,   Not Applicable
              Form 10-Q or quarterly report to
              security holders

   (16)       Letter re change in certifying       Not Applicable
              accountant

 Exhibit No.  Subject                              Applicability
 -----------  -------                              -------------
   (18)       Letter re change in accounting       Not Applicable
              principles

   (21)       Subsidiaries of the Registrant       Attached Hereto

   (22)       Published report regarding matters   Not Applicable
              submitted to vote of security
              holders

   (23)       Consent of experts and counsel       Not Applicable

   (24)       Power of attorney                    Not Applicable

   (27)       Financial data schedule              Attached Hereto

   (99)       Additional Exhibits                  Not Applicable

NORTH PITTSBURGH SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Financial Statements
and Schedule (Form 10-K)

December 31, 1996, 1995 and 1994

(With Independent Auditors' Report Thereon)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedule

                        December 31, 1996, 1995 and 1994




Independent Auditors' Report

Consolidated Financial Statements:
 Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Earnings for the Years Ended
  December 31, 1996, 1995 and 1994
 Consolidated Statements of Shareholders' Equity for the Years
  Ended December 31, 1996, 1995 and 1994
 Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994
 Notes to Consolidated Financial Statements

Consolidated Financial Statement Schedule:
 I.  Condensed Financial Information of Registrant for the
      Years Ended December 31, 1996, 1995 and 1994

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Pittsburgh Systems, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                 KPMG PEAT MARWICK LLP

Pittsburgh, Pennsylvania
February 28, 1997

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1996 and 1995

                            (Amounts in Thousands)

                                             1996      1995
                                           --------  --------
                Assets
                ------
Current assets:
   Cash and temporary investments          $ 11,313    9,359
   Marketable securities available for
    sale (note 8)                               329    1,593
   Marketable securities held to
    maturity (note 8)                           451    6,569
   Accounts receivable:
       Customers                              4,090    3,725
       Access service settlements and
        other                                 5,270    5,120
   Prepaid expenses                             163        -
   Inventories of construction and
    operating materials and supplies          3,169    2,381
                                           --------  -------
              Total current assets           24,785   28,747

Property, plant and equipment (note 2):
   Land                                         357      461
   Buildings                                 11,834    8,943
   Equipment                                108,878   97,382
                                           --------  -------
                                            121,069  106,786

       Less accumulated depreciation
        and amortization                     60,333   52,675
                                           --------  -------
                                             60,736   54,111

   Construction in progress                   4,858    4,505
                                           --------  -------
              Total property, plant and
               equipment, net                65,594   58,616

Investments (note 7)                          5,763    3,876
Deferred financing cost                       1,055    1,159
Prepaid pension cost (note 4)                   622      689
Other assets                                  1,704    3,069
                                           --------  -------
                                           $ 99,523   96,156
                                           ========  =======

                                    (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                            (Amounts in Thousands)

                                             1996    1995
                                           -------  -------
  Liabilities and Shareholders' Equity
  ------------------------------------
Current liabilities:
   Current portion of long-term debt
    (note 2)                               $   753     702
   Obligations under capital lease
    (note 3)                                   191       -
   Accounts payable                          4,702   6,337
   Accrued interest                            119     124
   Dividend payable                          1,955   1,805
   Taxes other than income taxes               657     610
   Accrued vacation                            705     672
   Other liabilities                           632     404
   Federal and state income taxes
    (note  6)                                  670     291
          Total current liabilities        -------  ------
                                            10,384  10,945

Long-term debt (note 2)                     20,937  21,694
Obligations under capital lease (note 3)       374       -
Unamortized investment tax credits
 (note 6)                                      369     470
Deferred income taxes (note 6)               5,969   5,670
Postretirement benefits (note 5)             4,497   4,250
Other liabilities                            1,687   1,600

Shareholders' equity:
   Capital stock - common stock, par
    value $.15625; authorized 50,000
    shares; issued and outstanding
    15,040 shares (note 9)                   2,350   2,350
   Capital in excess of par value            2,215   2,215
   Retained earnings (note 2)               50,724  46,814
   Unrealized gain on available for
    sale securities, net (notes 6
    and 8)                                      17     148
                                           -------  ------
          Total shareholders' equity        55,306  51,527
                                           -------  ------

                                           $99,523  96,156
                                           =======  ======

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings

              For the Years Ended December 31, 1996, 1995 and 1994

                  (Amounts in Thousands Except Per Share Data)

                                            1996      1995     1994
                                           -------   -------  -------
Operating revenues:
   Local network services                  $ 8,684    7,524    6,874
   Long distance and access services        41,880   38,897   36,234
   Directory advertising, billing
    and other services                       2,181    2,139    1,986
   Telecommunication equipment sales         2,639    2,230    2,898
   Other operating revenues                  4,549    1,967    1,196
                                           -------   ------   ------
                                            59,933   52,757   49,188

Operating expenses:
   Network and other operating expenses     26,196   21,135   19,303
   Depreciation and amortization
    (note 1)                                 9,508    8,345    7,527
   State and local taxes                     2,364    2,267    2,069
   Telecommunication equipment expenses      2,411    2,001    2,829
                                           -------   ------   ------
                                            40,479   33,748   31,728
                                           -------   ------   ------

          Net operating revenues            19,454   19,009   17,460

Other expense (income), net:
   Interest expense                          1,549    1,596    1,645
   Interest income                          (1,105)  (1,066)    (772)
   Sundry expense (income), net               (629)     738     (202)
                                           -------   ------   ------
                                              (185)   1,268      671
                                           -------   ------   ------

          Earnings before income taxes      19,639   17,741   16,789

Provision for income taxes (note 6)          7,909    7,054    6,885
                                           -------   ------   ------
          Net earnings                     $11,730   10,687    9,904
                                           =======   ======   ======

Average common shares outstanding
 (note 9)                                   15,040   15,040   15,040
                                           =======   ======   ======
Earnings per share of common stock
 (note 9)                                     $.78      .71      .66
                                           =======   ======   ======
Dividends per share of common stock
 (note 9)                                     $.52      .48      .44
                                           =======   ======   ======

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

              For the Years Ended December 31, 1996, 1995 and 1994

                             (Amounts in Thousands)

                                            1996      1995    1994
                                           -------   ------  ------

Capital stock - common stock:
   Amount at beginning and end of year     $ 2,350    2,350   2,350
                                           =======   ======  ======

Capital in excess of par value:
   Amount at beginning and end of year     $ 2,215    2,215   2,215
                                           =======   ======  ======

Retained earnings:
   Amount at beginning of year              46,814   43,346  40,059
   Net earnings for year                    11,730   10,687   9,904
                                           -------   ------  ------
                                            58,544   54,033  49,963


   Dividends on common stock                 7,820    7,219   6,617
                                           -------   ------  ------
   Amount at end of year                   $50,724   46,814  43,346
                                           =======   ======  ======

Unrealized gain on available for sale
 securities:
   Amount at beginning of year                 148        -       -
   Change during year                         (131)     148       -
                                           -------   ------  ------
   Amount at end of year                   $    17      148       -
                                           =======   ======  ======

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

              For the Years Ended December 31, 1996, 1995 and 1994

                             (Amounts in Thousands)

                                            1996      1995     1994
                                           -------   ------   ------

Cash from operating activities:
   Net earnings                            $11,730   10,687    9,904
   Adjustments to reconcile net earnings
    to net cash from operating
    activities:
        Depreciation and amortization        9,508    8,345    7,527
        Gain on sale of marketable
         securities                           (128)       -        -
        Equity income of affiliated
         companies                            (989)    (474)    (107)
        Provision for postretirement
         benefits other than
         pensions                              247      185      223
        Investment tax credit
         amortization                         (101)    (151)    (173)
        Deferred income taxes                  389      (85)     (42)
        Changes in assets and
         liabilities:
            Accounts receivable               (515)  (1,381)    (600)
            Inventories of
             construction and
             operating materials
             and supplies                     (788)    (270)     404
            Deferred financing costs,
             prepaid pension costs and
             other assets                    1,536      131      115
            Accounts payable                (1,635)   1,163      994
            Taxes other than income
             taxes                              47      (10)     (28)
            Other liabilities,
             accrued interest and
             accrued vacation                  343      224      444
            Federal and state income
             taxes                             379       43   (1,277)
            Other, net                        (163)      20       19
                                           -------   ------   ------
                   Total adjustments         8,130    7,740    7,499
                                           -------   ------   ------

                   Net cash from
                    operating
                    activities              19,860   18,427   17,403

                                       (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                             (Amounts in Thousands)

                                             1996       1995      1994
                                           --------   -------   -------

Cash used for investing activities:
   Expenditures for property and
    equipment                              $(16,303)  (15,818)  (10,943)
   Net (cost of removal) salvage on
    retirements                                 382      (148)       48
                                           --------   -------   -------
          Net capital additions             (15,921)  (15,966)  (10,895)

   Purchase of marketable securities
    held to maturity                           (454)   (7,381)   (6,514)
   Proceeds from redemption of
    marketable securities held to maturity    6,519     6,376     4,476
   Purchase of marketable securities
    available for sale                         (433)     (908)   (1,053)
   Proceeds from sale of marketable
    securities available for sale             1,657     1,683     1,245
   Investments in affiliated entities          (898)     (282)   (1,691)
   Distributions from affiliated
    entities                                      -       361         -
                                           --------   -------   -------
          Net cash used for investing
           activities                        (9,530)  (16,117)  (14,432)
Cash used for financing activities:
   Cash dividends                            (7,670)   (7,068)   (6,617)
   Retirement of debt                          (706)     (661)     (620)
                                           --------   -------   -------
          Net cash used for financing
           activities                        (8,376)   (7,729)   (7,237)
                                           --------   -------   -------

Net increase (decrease) in cash and
 temporary investments                        1,954    (5,419)   (4,266)
Cash and temporary investments at
 beginning of year                            9,359    14,778    19,044
                                           --------   -------   -------
Cash and temporary investments at end
 of year                                   $ 11,313     9,359    14,778
                                           ========   =======   =======
Supplemental disclosure of cash flow
 information:
   Interest paid                           $  1,450     1,492     1,538
                                           ========   =======   =======

   Income taxes paid                       $  7,241     6,994     7,277
                                           ========   =======   =======

   Fixed assets acquired under capital
    leases                                 $    565         -         -
                                           ========   =======   =======

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994

                  (Amounts in Thousands Except Per Share Data)



(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation and Consolidation
     ---------------------------------------

     The consolidated financial statements include the accounts of North
         Pittsburgh Systems, Inc. (the Company) and its subsidiaries, North Pittsburgh Telephone Company (NPTC), Penn Telecom, Inc. (PTI), Pinnatech, Inc. and Management Consulting Solutions, Inc. (MCSI). The Company, through NPTC and PTI, is primarily engaged in providing telecommunications equipment and services to its customers generally located in western Pennsylvania. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Revenue Recognition
     -------------------

     Revenues are recognized when earned. Local service and intralata long distance revenues are subject to the jurisdiction of the Pennsylvania Public Utilities Commission (PUC). The Company participates in interstate pooling arrangements with other telephone companies. Such pools are funded by access service charges regulated by the Federal Communications Commission. Revenue earned through pooling is initially recorded based on estimates. The Company has settled substantially all access service arrangements through 1995.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     Marketable Securities
     ---------------------

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

     Depreciation on telephone plant in service is provided on a straight-line basis over estimated useful lives of 10 to 30 years for buildings and 5 to 20 years for equipment. In 1995, the Company reduced estimated useful lives of cable and central office equipment due to technological and competitive changes in the telecommunications industry, resulting in a 1995 charge of $593 ($357 after income taxes, $.02 per share). Depreciation as a percentage of average depreciable plant in service amounted to 8.2%, 8.2% and 8.0% in 1996, 1995 and 1994, respectively. The average remaining life of plant in service as of December 31, 1996, is approximately 6.4 years.

     Included in 1994 depreciation expense is a charge of approximately $586
         ($335 after income taxes, $.02 per share) to recognize the reduction in useful lives of various central office telecommunications equipment to coincide with the Company's planned replacement of such equipment completed in 1995.

     On construction projects lasting twelve months or more, interest costs incurred on the related funds expended during the construction period are capitalized as part of the project cost in accordance with regulatory requirements. No interest was capitalized during 1996, 1995 or 1994.

     Expenditures for maintenance, repairs and renewals are charged to operations as incurred.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

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

     Income Taxes
     ------------

     Income taxes are accounted for under the asset and liability method.
         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Investment tax credits applicable to assets acquired or committed for by January 1, 1986, are being amortized over the average useful lives of the assets to which they relate.

     The Company and its subsidiaries file a consolidated federal income tax return.

     Cash Equivalents
     ----------------

     For purposes of the consolidated statements of cash flows, the Company considers all temporary investments with a maturity of three months or less to be cash equivalents.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     Postretirement Benefits
     -----------------------

     The Company provides pension and other postretirement benefits to substantially all of its employees and eligible retirees. Benefits provided by these plans are expensed over the estimated working lives of employees.

(2)  Long-Term Debt
     --------------

     Long-term debt as of December 31, 1996 and 1995, was as follows:


                                                   1996     1995
                                                 --------  ------

       6-1/2% notes payable to Rural Telephone
        Bank, maturing in 2019                    $21,690  22,396
            Less current portion of long-term
             debt                                     753     702
                                                  -------  ------
                   Long-term debt                 $20,937  21,694
                                                  =======  ======

     Principal payments required over the next five years calculated on the outstanding indebtedness at December 31, 1996, are $753 in 1997, $803 in 1998, $856 in 1999, $913 in 2000 and $974 in 2001.

     The notes are secured by a supplemental Mortgage Agreement executed by NPTC which provides that substantially all of the property, plant and equipment of NPTC are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions. Under these restrictions, unless certain working capital and net worth levels are maintained, NPTC is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholder, or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As of December 31, 1996, consolidated retained earnings of the Company of approximately $17,235 were available for dividends and other distributions.

     Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 1996, is $21,801.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     In 1996, NPTC applied for and was granted approval for a loan from the Federal Financing Bank guaranteed by the Rural Utilities Service in the maximum principal amount of $75 million. The maximum principal amount will be advanced periodically over a five-year period beginning January 2, 1997, to furnish or improve telephone service in rural areas. No funds have been requested or advanced as of December 31, 1996. Actual interest rates and maturity dates will be specified at the time of each advance based upon a predetermined interest calculation formula and a choice of predetermined payment options not to extend beyond a maximum repayment period of sixteen years.

     NPTC also has a $10 million line of credit at a rate of prime plus 1-1/2% with the Rural Telephone Finance Cooperative. The line of credit was not used in 1996 or 1995.

(3)  Capital and Operating Lease Arrangements
     ----------------------------------------

     In 1996, the Company entered into capital leases to acquire computer equipment totaling $565. The following schedule sets forth future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 1996:

               1997                                     $250
               1998                                      250
               1999                                      169
               Thereafter                                  -
                                                        ----
                      Total minimum lease payments       669

                  Less amount representing interest      104
                                                        ----
                      Present value of net minimum
                       lease payments                    565

                  Less amounts due within one year       191
                                                        ----
                                                        $374
                                                        ====

     In addition, the Company has entered into certain noncancelable operating leases. Total rental expense on all operating leases amounted to $564 for the year ended December 31, 1996. The future minimum lease payments required under these operating leases consist of the following as of December 31, 1996:

               1997                                     $  509
               1998                                        494
               1999                                        113
               2000                                         11
               2001                                          7
               Thereafter                                    -
                                                        ------
                                                        $1,134
                                                        ======

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

(4)  Retirement Plan
     ---------------

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

     Net periodic pension cost includes the following components:

                                                  1996     1995     1994
                                                --------  -------  ------

              Service cost                      $   836      779     708
              Interest cost on projected
               benefit obligation                 1,595    1,491   1,309
              Return on assets                   (2,539)  (1,975)   (653)
              Net amortization and deferral       1,012      655    (718)
                                                -------   ------   -----
                    Net periodic pension
                     cost                       $   904      950     646
                                                =======   ======   =====


     Assumptions used in the calculation of net periodic pension cost are:


                                                      1996     1995     1994
                                                     ------    ----     ----

              Discount rate                          % 7.00    7.00     7.00
              Salary increases                         6.00    6.00     6.00
              Expected long-term rate of return        7.50    7.50     7.50

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995:

                                                            1996       1995
                                                         ----------  --------

              Actuarial present value of benefit
               obligations:
                     Vested benefit obligation           $(17,069)  (15,627)
                                                         ========   =======
                     Accumulated benefit obligation      $(17,788)  (16,339)
                                                         ========   =======
                     Projected benefit obligation         (25,026)  (23,178)
              Plan assets at fair value                    23,482    20,844
                                                         --------   -------
              Plan assets less than
               projected benefit obligation                (1,544)   (2,334)

              Unrecognized net asset at transition         (1,376)   (1,529)
              Unrecognized prior service cost               1,738     1,924
              Unrecognized net loss                         1,804     2,628
                                                         --------   -------
              Prepaid pension cost                       $    622       689
                                                         ========   =======

              Assumptions used in the calculation of
               the actuarial present value of benefit
               obligations:
                     Discount rate                        %  7.00      7.00
                     Salary increases                        6.00      6.00

(5)  Other Postretirement Benefit Plans
     ----------------------------------

     Eligible retirees are provided healthcare and life insurance benefits until the retiree reaches 65 years of age under an unfunded plan.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995:

                                                           1996   1995
                                                          ------  -----
        Accumulated postretirement benefit obligation:
         Retirees                                         $1,004    813
         Fully eligible active plan participants           1,240  1,228
         Other active plan participants                    2,132  1,942
                                                          ------  -----
             Accumulated postretirement
              benefit obligation                           4,376  3,983

        Unrecognized prior service cost                      111      -
        Unrecognized net gain                                 10    267
                                                          ------  -----
        Accrued postretirement benefit cost               $4,497  4,250
                                                          ======  =====

     Net periodic postretirement benefit cost includes the following components:

                                                  1996     1995   1994
                                                  -----   ------  -----
        Service cost                              $ 144      151    145
        Interest cost                               272      267    255
                                                  -----   ------  -----
            Net periodic postretirement
             benefit cost                         $ 416      418    400
                                                  =====   ======  =====

     For measurement purposes, the annual rate of increase in the per capita cost of covered benefits (i.e., healthcare cost trend rate) for 1996 was 10.9 percent for participants whose coverage included Major Medical insurance and Point-of-Service Plan and 9.3 percent for participants who have Blue Cross/Blue Shield coverage only; the rates were assumed to decrease gradually to 5 percent by the year 2007 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $460 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1996, by $54.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7 percent at December 31, 1996 and 1995. Salaries were assumed to increase at a rate of 6 percent per year for current active employees for life insurance benefit projections.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

(6)  Income Taxes
     ------------

     The components of income tax expense are:


                                            1996     1995    1994
                                          --------  ------  ------

        Current:
           Federal                         $5,603   5,446   5,135
           State                            2,018   1,844   1,965
                                           ------   -----   -----
                                            7,621   7,290   7,100

        Deferred:
           Federal                            291     (85)    (38)
           State                               98       -      (4)
                                           ------   -----   -----
                                              389     (85)    (42)

        Deferred investment tax credit       (101)   (151)   (173)
                                           ------   -----   -----
                                           $7,909   7,054   6,885
                                           ======   =====   =====

     The Company's income tax expense differs from income tax expense computed at the federal statutory rate of 35 percent due to the following factors:

                                               1996     1995    1994
                                             --------  ------  ------

        Statutory federal income tax          $6,874   6,209   5,876
        State taxes on income (net of
         federal income tax benefit)           1,275   1,152   1,323
        Federal benefit of phase-in of 1%
         surtax                                    -     (30)   (100)
        Change in beginning of year
         valuation allowance                      99      57     107
        Investment tax credit                   (101)   (151)   (173)
        Tax-exempt interest                      (88)   (143)   (204)
        Other                                   (150)    (40)     56
                                              ------   -----   -----
        Income tax expense                    $7,909   7,054   6,885
                                              ======   =====   =====

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     The significant components of deferred income tax expense attributable to income from operations are as follows:

                                                  1996   1995   1994
                                                  -----  -----  -----

        Deferred tax expense (exclusive of the
         effects of the other components
         below)                                   $ 290  (142)  (149)
        Increase in beginning of year valuation
         allowance                                   99    57    107
                                                  -----  ----   ----
                                                  $ 389   (85)   (42)
                                                  =====  ====   ====

     Additional deferred tax charges of $12 and $102 for the years ended
         December 31, 1996 and 1995, respectively, were included in shareholders' equity in relation to an unrealized gain on marketable securities classified as available for sale (note 8).

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are presented below:

                                                    1996      1995
                                                  --------  --------

        Deferred tax assets:
           Postretirement benefits                 $(1,837)  (1,737)
           Deferred compensation                      (428)    (405)
           Compensated absences, principally due
            to accrual for financial
            reporting purposes                        (228)    (218)
           Capital loss carryforward                  (699)    (697)
           Goodwill                                   (206)    (216)
           Other                                      (607)    (502)
                                                   -------   ------
                  Total gross deferred tax
                   assets                           (4,005)  (3,775)

             Less valuation allowance                1,287    1,188
                                                   -------   ------
                  Net deferred tax assets           (2,718)  (2,587)


                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                                                     1996    1995
                                                    -------  -----

          Deferred tax liabilities:
             Plant and equipment, principally due
              to differences in depreciation         $7,642  7,217
             Pension                                    608    639
             Amortization of deferred financing
              costs                                     219      -
             Net unrealized gain on available for
              sale securities                            12    102
             Other                                      206    299
                                                     ------  -----
                    Total gross deferred tax
                     liability                        8,687  8,257
                                                     ------  -----
                    Net deferred tax liability       $5,969  5,670
                                                     ======  =====

                    Unamortized ITC                  $  369    470
                                                     ======  =====

     The valuation allowance for deferred tax assets relates to capital loss carryforwards, state loss carryforwards of subsidiaries and impairment write-downs. The valuation allowance for deferred tax assets as of January 1, 1996 and 1995, was $1,188 and $1,131, respectively. The net change in the total valuation allowance for the years ended
         December 31, 1996 and 1995, was an increase of $99 and an increase of $57, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1996. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     At December 31, 1996, the Company has net operating loss carryforwards for state income tax purposes of $3,352 which are available to offset future federal taxable income, if any, through 1999. In addition, the Company has federal capital loss carryforwards of approximately $1,500 which are available to reduce future federal capital gains, if any, through 1997.

(7)  Investments
     -----------

     The Company's investments at December 31, 1996 and 1995, consist of the following:

                                                   1996    1995
                                                   -----   -----

        Investments at equity:
           Investments in cellular limited
            partnerships                           $5,062  3,328
           Conquest Telecommunication
               Services Corp.                         701    548
                                                   ------  -----
                  Total investments                $5,763  3,876
                                                   ======  =====

     In 1996 and 1995, the Company had capital calls amounting to $898 and $282, respectively, to maintain its ownership percentages in its cellular limited partnership investments.

(8)  Marketable Securities
     ---------------------

     Information about marketable investment securities at December 31, 1996 and 1995, is as follows:

                                                                     1996
                                                  ------------------------------------------
                                                  Amortized  Unrealized  Unrealized   Market
                                                    cost       gains       losses     value
                                                  ---------  ----------  -----------  ------

        Available for sale:
           Equity securities                        $300          41         (12)      329
                                                    ====          ==         ===       ===

        Held to maturity:
           Debt securities of states and
            their political subdivisions            $451           1           -       452
                                                    ====          ==         ===       ===

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES



                                                   1995
                             -------------------------------------------------
                             Amortized    Unrealized    Unrealized      Market
                               cost         gains         losses        value
                             ---------    ----------    -----------     ------

Available for sale:
   Equity securities          $  843           254            (4)      1,093
   Municipal bond mutual
    fund                         500             -             -         500
                              ------           ---         -----       -----
      Total available for
       sale securities        $1,343           254            (4)      1,593
                              ======           ===         =====       =====


Held to maturity:
   Debt securities of
    states and their
    political subdivisions    $6,569            11            (1)      6,579
                              ======           ===         =====       =====

     The carrying values of debt securities at December 31, 1996 and 1995, by contractual maturity, are shown below:

                                               1996   1995
                                               ----   -----
               Due in one year or less         $451   6,569
                                               ====   =====

     Realized gains and losses in each of the three years ended December 31, 1996, were not significant.

(9)  Shareholders' Equity
     --------------------

     As approved by the shareholders, the Company's common stock was split 2 for 1 effective May 22, 1996. All per share data presented herein reflects retroactive application of the stock split. In addition, the Company increased its authorized shares of common stock from 10,000 shares to 50,000 shares.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

(10) Unaudited Quarterly Financial Data for 1996 and 1995
     ----------------------------------------------------

     The following are summaries of quarterly financial data for the years ended
         December 31, 1996 and 1995, as reported by the Company:

                                 Unaudited (in thousands except per share data)
                                 ----------------------------------------------
                                    First       Second      Third      Fourth
                                   quarter     quarter     quarter     quarter
                                 -----------  ----------  ----------  ---------

1996:
   Operating revenues              $14,865      14,710      15,252     15,106
   Net operating revenues            5,257       4,568       4,750      4,879
   Net earnings                      3,056       2,620       2,879      3,175
   Earnings per common share:
       Net earnings                    .20         .17         .19        .21

1995:
   Operating revenues              $12,474      13,071      13,443     13,769
   Net operating revenues            4,572       4,932       4,700      4,805
   Net earnings                      2,685       2,825       2,603      2,574
   Earnings per common share:
       Net earnings                    .18         .19         .17        .17

     The 1995 fourth quarter reflects the $593 effect of changes in useful lives of cable and central office equipment described in note 1.

                                                                      Schedule I
                                                                      ----------

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                            Condensed Balance Sheets

                           December 31, 1996 and 1995

                             (Amounts in Thousands)

                                            1996     1995
                                          --------  ------
         Assets
         ------

Current assets:
   Cash and temporary investments         $ 5,609   1,436
   Marketable securities held to
    maturity                                  451   1,025
   Dividend receivable from subsidiary      1,955   4,000
   Accounts receivable - other                 22     172
                                          -------  ------
              Total current assets          8,037   6,633

Property, plant and equipment:
   Land                                       150     150
   Buildings                                1,208     414
                                          -------  ------
                                            1,358     564

       Less accumulated depreciation
        and amortization                       32       8
                                          -------  ------
                                            1,326     556

Other assets                                1,529   1,487
Investment in subsidiaries                 40,328  42,618
Investments - other                           701     548
Notes and accounts receivable -
 subsidiaries                               5,488   1,673
                                          -------  ------
                                          $57,409  53,515
                                          =======  ======

  Liabilities and Shareholders' Equity
  ------------------------------------

Current liabilities:
   Dividend payable                         1,955   1,805
   Taxes other than income taxes               16      11
   Other liabilities                          132     172
                                          -------  ------
              Total current liabilities     2,103   1,988

Shareholders' equity:
   Common stock                             2,350   2,350
   Capital in excess of par value           2,215   2,215
   Retained earnings                       50,741  46,962
                                          -------  ------
                                           55,306  51,527
                                          -------  ------

                                          $57,409  53,515
                                          =======  ======

                                                                     (Continued)

                                                           ---------------------

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                       Condensed Statements of Operations

              For the Years Ended December 31, 1996, 1995 and 1994

                             (Amounts in Thousands)

                                            1996      1995     1994
                                          ---------  -------  ------

Revenues:
   Dividends from subsidiaries             $13,821    9,415   6,768
   Interest income                             459      288      89
   Nonoperating income                         156      112       -
   Investment losses                           (14)      (8)    (30)
                                           -------   ------   -----
                                            14,422    9,807   6,827
                                           -------   ------   -----

Expenses:
   General office salaries and expenses        387      292     117
   State taxes                                  82       65      69
                                           -------   ------   -----
                                               469      357     186
                                           -------   ------   -----

Earnings before income taxes and equity
 earnings                                   13,953    9,450   6,641


Income taxes (benefit)                          16      (23)    (88)
                                           -------   ------   -----
       Earnings before equity earnings      13,937    9,473   6,729

Equity in undistributed net earnings of
 subsidiaries                               (2,207)   1,214   3,175
                                           -------   ------   -----

       Net earnings                        $11,730   10,687   9,904
                                           =======   ======   =====

                                                                     (Continued)

                                                           ---------------------

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                       Condensed Statements of Cash Flows

              For the Years Ended December 31, 1996, 1995 and 1994

                             (Amounts in Thousands)

                                            1996      1995     1994
                                           -------   -------  -------

Cash from operating activities:
   Net earnings                            $11,730   10,687    9,904
   Adjustments to reconcile net earnings
    to net cash from operating
    activities:
          Depreciation                          24        8        -
          Equity in undistributed
           earnings of affiliates            2,207   (1,214)  (3,175)
          (Increase) decrease in cash
           surrender value of life
           insurance policy                    (42)     (37)     104
          Loss on sale of investments           14       11        -
          Equity in earnings of investee      (153)    (148)       -
          Changes in assets and
           liabilities:
              Receivables                      150     (149)     (19)
              Dividend receivable            2,045   (2,346)    (151)
              Taxes other than income
               taxes                             5       (1)       9
              Other liabilities                (88)     152      (73)
                                           -------   ------   ------
                 Total adjustments           4,162   (3,724)  (3,305)
                                           -------   ------   ------

                 Net cash provided by
                  operating activities      15,892    6,963    6,599
                                           -------   ------   ------

Cash (used for) provided by investing
 activities:
   Expenditures for property and
    equipment                                 (794)    (564)       -
   Investment in affiliates                      -      (40)       -
   Proceeds from sales of available for
    sale securities                              -        -      366
   Purchase of marketable securities
    held to maturity                          (454)  (1,237)  (1,063)
   Proceeds from maturity of marketable
    securities held to maturity              1,014    1,144    1,244
   Notes receivable - subsidiaries          (3,815)  (1,673)       -
                                           -------   ------   ------
                 Net cash (used for)
                  provided by investing
                  activities                (4,049)  (2,370)     547
                                           -------   ------   ------

                                                                     (Continued)

                                                           ---------------------

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                 Condensed Statements of Cash Flows, Continued

                             (Amounts in Thousands)

                                            1996      1995     1994
                                          ---------  -------  -------

Cash used for financing activities:
   Cash dividends                          $(7,670)  (7,068)  (6,617)
                                           -------   ------   ------
                 Net cash used for
                  financing activities      (7,670)  (7,068)  (6,617)
                                           =======   ======   ======
Net increase (decrease) in cash and
 temporary investments                       4,173   (2,475)     529
Cash and temporary investments at
 beginning of year                           1,436    3,911    3,382
                                           -------   ------   ------
Cash and temporary investments at end
 of year                                   $ 5,609    1,436    3,911
                                           =======   ======   ======

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        NORTH PITTSBURGH SYSTEMS, INC.
                        ------------------------------
                                  Registrant



By    /s/ G. A. Gorman                  By    /s/ C. E. Thomas, Sr.
  --------------------------              --------------------------
      G. A. Gorman                            C. E. Thomas, Sr.
      President and Director                  Chairman of the Board


Date  March 27, 1997                    Date  March 27, 1997
    ------------------------                ------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934,
this report has   been signed below by the following persons on behalf of the
Registrant and in the capacities   and on the dates indicated.



By    /s/ A. P. Kimble
  --------------------------
      A. P. Kimble
      Vice President, Secretary and Treasurer



Date  March 27, 1997
    ------------------------



Directors:


By    /s/ F. D. Reese                   By    /s/ B. B. Williams
  --------------------------              --------------------------
      F. D. Reese                             B. B. Williams



Date  March 27, 1997                    Date  March 27, 1997
    ------------------------                ------------------------



By    /s/ C. E. Cole
  --------------------------
      C. E. Cole



Date  March 27, 1997
    ------------------------