Form 10-Q
period 1997-03-31
NORTH PITTSBURGH SYSTEMS INC
filed 1997-04-25
CIK 764765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                March 31, 1997
                                    ----------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                --------------------      ---------------------
Commission File Number                             0-13716
                                -----------------------------------------------

                        NORTH PITTSBURGH SYSTEMS, INC.
      -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Pennsylvania                              25-1485389
----------------------------------------                -----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


            4008 Gibsonia Road, Gibsonia, Pennsylvania 15044-9311
            ------------------------------------------------------
                     (Address of principal executive offices)
                                   (Zip Code)


                                 412 443-9600
    ----------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                   No Change
     --------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                         YES     X        NO __________
                             --------


                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Common Stock Outstanding
                            ------------------------

At April 25, 1997, the Registrant had 15,040,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                    PART I
                                    ITEM 1
                              FINANCIAL STATEMENTS
                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     (Thousands - Except Per Share Amounts)

                                                       For the Three Months
                                                          Ended March 31
                                                       --------------------
                                                         1997       1996
                                                       --------   ---------
Operating revenues:
    Local network services                              $ 2,340    $ 2,114
    Long distance and access services                    10,873     10,465
    Directory advertising, billing & other services         586        548
    Telecommunication equipment sales                       607        721
    Other operating revenues                              2,181      1,017
                                                       --------   ---------
        Total Operating Revenues                         16,587     14,865
                                                       --------   ---------

Operating expenses:
   Network and other operating expenses                   7,018      5,966
   Depreciation and amortization                          2,603      2,307
   State and local taxes                                    779        664
   Telecommunication equipment expenses                     550        671
                                                       --------   ---------
        Total Operating Expenses                         10,950      9,608
                                                       --------   ---------
   Net Operating Revenues                                 5,637      5,257

Other expense (income), net:
   Interest expense                                         420        395
   Interest income                                         (150)      (197)
   Sundry expense (income), net                              10         (8)
                                                       --------   ---------
                                                            280        190
                                                       --------   ---------
        Earnings before income taxes                      5,357      5,067

Income taxes:
    Current                                               2,162      2,011
    Deferred                                                  -          -
                                                       --------   ---------
                                                          2,162      2,011
                                                       --------   ---------
        Net earnings                                    $ 3,195    $ 3,056
                                                       ========   =========
Average common shares outstanding                        15,040     15,040*
                                                       ========   =========
Earnings per share of common stock                         $.21       $.20*
                                                       ========   =========
Dividends per share of common stock                        $.14       $.13*
                                                       ========   =========

         *Adjusted for a 2 for 1 stock split-up effective May 22, 1996.

See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)

ASSETS                                                                   Mar. 31    Dec. 31
------                                                                    1997        1996
                                                                        ---------   --------
Current Assets:
    Cash and temporary investments                                       $ 10,764  $ 11,313
    Marketable securities available for sale                                  257       329
    Marketable securities held to maturity                                    351       451

    Accounts receivable:
       Customers                                                            4,698     4,090
       Access service settlements and other                                 6,251     5,270
       Prepaid Expenses                                                        97       163
    Inventories of construction and operating materials and
       supplies                                                             3,407     3,169
    Prepaid taxes                                                             702         -
                                                                        ---------   --------
              Total current assets                                         26,527    24,785
                                                                        ---------   --------
    Property, plant and equipment
        Land                                                                  506       357
        Buildings                                                          11,679    11,834
        Equipment                                                         110,970   108,878
                                                                        ---------   --------
                                                                          123,155   121,069
   Less accumulated depreciation and amortization                          62,562    60,333
                                                                        ---------   --------
                                                                           60,593    60,736
   Construction in progress                                                 6,011     4,858
                                                                        ---------   --------
              Total property, plant and equipment, net                     66,604    65,594

Investments                                                                 5,763     5,763
Deferred financing costs                                                    1,030     1,055
Prepaid pension cost                                                        1,234       622
Other assets                                                                1,446     1,704
                                                                        ---------   --------
                                                                         $102,604  $ 99,523
                                                                        =========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Current portion of long-term debt                                    $    765  $    753
    Obligations under capital lease                                           186       191
    Accounts payable                                                        5,523     4,702
    Accrued interest                                                          119       119
    Dividend payable                                                        2,106     1,955
    Taxes other than income taxes                                             494       657
    Accrued vacation                                                          704       705
    Other liabilities                                                         517       632
    Federal and state income taxes                                          2,161       670
                                                                        ---------   --------
              Total current liabilities                                    12,575    10,384
                                                                        ---------   --------
Long-term debt                                                             20,736    20,937
Obligations under capital lease                                               305       374
Unamortized investment tax credits                                            344       369
Deferred income taxes                                                       5,974     5,969
Postretirement benefits                                                     4,562     4,497
Other liabilities                                                           1,707     1,687

Shareholders' equity:
    Capital stock/Common stock                                              2,350     2,350
    Capital in excess of par value                                          2,215     2,215
    Retained earnings                                                      51,813    50,724
    Unrealized gain (loss) on available for sale securities, net               23        17
                                                                        ---------   --------
              Total shareholders' equity                                   56,401    55,306
                                                                        ---------   --------
                                                                         $102,604  $ 99,523
                                                                        =========   ========

          See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

                                                                           For the Three Months
                                                                              Ended March 31
                                                                           --------------------
                                                                               1997      1996
                                                                           ----------  ---------
Cash from operating activities:
       Net earnings                                                           $ 3,195   $ 3,056
       Adjustments to reconcile net earnings to net cash from
             operating activities:

             Depreciation and amortization                                      2,603     2,310
             Gain on sale of marketable securities                                (12)        -
             Provision for postretirement benefits other than pensions             65        56
             Investment tax credit amortization                                   (25)      (25)
             Changes in assets and liabilities:
                Accounts receivable                                            (1,589)     (367)
                Inventories of construction and operating materials &
                  supplies                                                       (238)      331
                Prepaid federal and state taxes                                  (702)     (642)
                Accounts payable                                                  821    (1,247)
                Taxes other than income taxes                                    (163)     (129)
                Other liabilities, accrued interest and accrued vacation          (96)     (122)
                Federal and state income taxes                                  1,491     1,521
                Deferred financing costs, prepaid pension costs
                  and other assets                                               (329)      990
                Other, net                                                        154       (71)
                                                                           ----------  ---------
                   Total adjustments                                            1,980     2,605
                                                                           ----------  ---------
                   Net cash from operating activities                           5,175     5,661
                                                                           ----------  ---------

Cash used for investing activities:
      Expenditures for property and equipment                                  (3,702)   (2,665)
      Net salvage on retirements                                                    2        22
                                                                           ----------  ---------
                   Net capital additions                                       (3,700)   (2,643)
                                                                           ----------  ---------
Proceeds from redemption of marketable securites held to maturity                 100     1,200
Purchase of marketable securities available for sale                              (55)      (65)
Proceeds from sale of marketable securities available for sale                    149       510
Investments in affiliated entities                                                  -         -
                                                                           ----------  ---------
                    Net cash used for investing activities                     (3,506)     (998)
                                                                           ----------  ---------

Cash used for financing activities:
       Cash dividends                                                          (1,955)   (1,805)
       Retirement of debt                                                        (189)     (174)
       Payment on capital lease obligations                                       (74)        -
                                                                           ----------  ---------
                    Net cash used for financing activities                     (2,218)   (1,979)
                                                                           ----------  ---------

Net (decrease) increase in cash and temporary investments                        (549)    2,684

Cash and temporary investments at beginning of period                          11,313     9,359
                                                                           ----------  ---------
Cash and temporary investments at end of period                               $10,764   $12,043
                                                                           ==========  =========
Interest paid                                                                 $   395   $   371
                                                                           ==========  =========
Income taxes paid                                                             $   667   $   557
                                                                           ==========  =========
Fixed assets acquired under capital leases                                    $     -   $     -
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


                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  Financial Condition
    -------------------

 (a) General
     -------

There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1996 to March 31, 1997, the end of the three-month period reported herein.

 (b) Liquidity and Capital Resources
     -------------------------------

Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at March 31, 1997 amounted to approximately $2,033,000 with such amount being part of the 1997 Construction Program of $23 million to $26 million. Funds for financing construction expenditures in the three-month period ended March 31, 1997 were generated from internal sources. Based on its 1997 construction budget, preliminary construction budget for 1997 and projected cash flows, North Pittsburgh anticipates cash flows provided by operating activities and cash reserves in 1997 to service long-term debt, to pay dividends and to finance approximately 25% of capital additions. The balance of capital additions will be financed from new borrowings. Beginning in the second quarter of 1997, a portion of the funds used for construction are expected to be obtained from new debt financing from the Rural Utilities Service. At March 31, 1997, construction work in progress was $6,010,000. An additional $5,736,000 is expected to be expended to complete these projects.

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

(c)  Regulatory/Competition
     ----------------------

The Federal Communications Commission (FCC) continues its work on Rulemakings related to the Telecommunications Act of 1996 (1996 Act) and the Pennsylvania Public Utility Commission (PA PUC) is proceeding to finalize its course of action to fully implement the 1996 Act, or to the extent possible and permissible, change the manner in which such regulations are implemented in Pennsylvania before the impact on North Pittsburgh, a Rural Telephone Company under the 1996 Act, can be fully understood and measured. However, the clear intent of the 1996 Act is to open up the local exchange market to competition. This appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its service at wholesale rates, provide number portability if feasible, provide dialing parity, provide interconnection to any requesting carrier for the transmission and routing of telephone exchange service and exchange access and provide access to network elements. The Company recently joined with seventeen (17) other rural companies in Pennsylvania to file a Petition with the PA PUC requesting a temporary suspension of the interconnection requirements of Section 251 of the 1996 Act for a two-year period following resolution of the FCC's Universal Service and Access Reform Orders. The Petition was filed February 20, 1997, and the PA PUC is expected to act on such Petition by August 19, 1997.

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

 2.  Results of Operations
     ---------------------

Total operating revenues increased $1,722,000 (11.6%) in the three-month period ended March 31, 1997 over the comparable period in 1996. This change was due to increases in long distance and access services of $408,000 (3.9%), local network services of $226,000 (10.7%), other operating revenues of $1,164,000 (114.4%) offset by a decrease in telecommunication equipment sales of $114,000 (15.8%). Higher long distance and access service revenues were generally the result of an increase in the number of customers and in minutes of use. Increased local network service revenues were attributable to customer growth, growth in second lines and expanded penetration of enhanced services. The increase in other operating revenues is primarily due to the growth of Pinnatech's Internet services and MCSI's consulting and outsourcing services. Telecommunication equipment sales fluctuate from period to period depending on the sale of large systems.

Total operating expenses for the three-month period ended March 31, 1997, increased $1,342,000 (14.0%) over the preceding year. That change is principally the result of an increase in network and other operating expenses of $1,052,000 (17.6%), an increase in depreciation and amortization of $296,000 (12.8%) offset by a decrease in telecommunication equipment expenses of $121,000 (18.0%). Approximately $979,000 of the $1,052,000 increase in network and other operating expenses was directly associated with the increase in other operating revenues of $1,164,000 discussed above. The increase in depreciation and amortization is the direct result of the growth in fixed assets to serve current and future customer needs. The decrease in telecommunication equipment expenses is related to the decrease in equipment sales discussed above. The increase in total operating revenues discussed above coupled with the increase in total operating expenses resulted in a 7.2% increase in net operating revenues in 1997 as compared to the same period in 1996.

Interest income decreased $47,000 primarily due to decreased levels of investment in such instruments.

The increase in net operating revenues for the three-month period ended March 31, 1997, in conjunction with the increase in Sundry income, net, resulted in an increase of $290,000 (5.7%) in earnings before income taxes.

                                    PART II
                               OTHER INFORMATION



Item 6.             Exhibits and Reports on Form 8-K
------              --------------------------------

       (a) Exhibits - Exhibit Index for Quarterly Reports on Form 10-Q.
           --------

Exhibit
Number                                      Subject                             Applicability
---------------------------  ------------------------------------           ---------------------

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

  (10)                       Material Contracts                             Not Applicable

  (11)                       Statement re                                   Attached Hereto
                             computation of per
                             share earnings

  (15)                       Letter re unaudited                            Not Applicable
                             interim financial
                             information

  (18)                       Letter re change in accounting                 Not Applicable
                             principles

  (19)                       Report furnished to                            Not Applicable
                             security holders

  (22)                       Published report                               Not Applicable
                             regarding matters
                             submitted to a vote
                             of security holders

  (23)                       Consents of experts                            Not Applicable
                             and counsel

 (24)                        Power of attorney                              Not Applicable

 (27)                        Financial Data Schedule                        Attached Hereto

 (99)                        Additional exhibits                            Not Applicable


  (b)  Reports on Form 8-K - No reports on Form 8-K were
       -------------------
       filed during the quarter ended March 31, 1997.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NORTH PITTSBURGH SYSTEMS, INC.
                                          ------------------------------
                                          (Registrant)



 Date   April 25, 1997                     /s/  A. P. Kimble
     ---------------------                ----------------------------------
                                          A. P. Kimble, Vice President,
                                          Secretary & Treasurer


 Date   April 25, 1997                     /s/  N. W. Barthlow
      ---------------------               ----------------------------------
                                          N. W. Barthlow, Vice President and
                                          Assistant Secretary