Form 10-Q
period 1997-06-30
NORTH PITTSBURGH SYSTEMS INC
filed 1997-07-24
CIK 764765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                 June 30, 1997
                                    ----------------------------------------

                                       OR


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------      ----------------------
Commission File Number                            0-13716
                               -----------------------------------------------

                        NORTH PITTSBURGH SYSTEMS, INC.
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Pennsylvania                            25-1485389
      -------------------------------                  ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


             4008 Gibsonia Road, Gibsonia, Pennsylvania 15044-9311
       ----------------------------------------------------------------
                     (Address of principal executive offices)
                                   (Zip Code)


                                 412 443-9600
       ----------------------------------------------------------------
              (Registrant's telephone number, including area code)



                                   No Change
       ----------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                         YES     X        NO
                             --------        --------


                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Common Stock Outstanding
                            ------------------------

At July 24, 1997, the Registrant had 15,005,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                    PART I
                                    ITEM 1
                             FINANCIAL STATEMENTS
                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     (Thousands - Except Per Share Amounts)

                                                       For the Three Months       For the Six Months
                                                           Ended June 30             Ended June 30
                                                       ---------------------  --------------------
                                                         1997        1996       1997        1996
                                                       --------    --------   -------     --------
Operating revenues:
    Local network services                              $ 2,404    $ 2,062   $ 4,743      $ 4,176
    Long distance and access services                    11,111     10,308    21,984       20,774
    Directory advertising, billing & other services         525        538     1,111        1,086
    Telecommunication equipment sales                       886        723     1,494        1,443
    Other operating revenues                              2,938      1,079     5,119        2,095
                                                       --------    --------   -------     --------
        Total Operating Revenues                         17,864     14,710    34,451       29,574
                                                       --------    --------   -------     --------

Operating expenses:
   Network and other operating expenses                   7,558      6,559    14,576       12,525
   Depreciation and amortization                          2,677      2,340     5,291        4,647
   State and local taxes                                    710        620     1,489        1,284
   Telecommunication equipment expenses                     789        623     1,339        1,294
                                                       --------    --------   -------     --------
        Total Operating Expenses                         11,734     10,142    22,695       19,750
                                                       --------    --------   -------     --------
   Net Operating Revenues                                 6,130      4,568    11,756        9,824

Other expense (income), net:
   Interest expense                                         395        385       815          780
   Interest income                                         (115)      (198)     (265)        (395)
   Sundry expense (income), net                            (264)        97      (265)          88
                                                       --------    --------   -------     --------
                                                             16        284       285          473
                                                       --------    --------   -------     --------
        Earnings before income taxes                      6,114      4,284    11,471        9,351

Income taxes:
    Current                                               2,399      1,664     4,561        3,675
    Deferred                                                  -          -         -            -
                                                       --------    --------   -------     --------
                                                          2,399      1,664     4,561        3,675
                                                       --------    --------   -------     --------
        Net earnings                                    $ 3,715    $ 2,620   $ 6,910      $ 5,676
                                                       ========    ========   =======     ========
Weighted average common shares outstanding               15,025     15,040    15,032       15,040
                                                       ========    ========   =======     ========
Earnings per share of common stock                         $.25       $.17      $.46         $.38
                                                       ========    ========   =======     ========
Dividends per share of common stock                        $.14       $.13      $.28         $.26
                                                       ========    ========   =======     ========


See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)

ASSETS                                                                  June 30      Dec. 31
------                                                                    1997        1996
                                                                     -------------  -----------
Current Assets:
    Cash and temporary investments                                   $      10,044   $ 11,313
    Marketable securities available for sale                                    70        329
    Marketable securities held to maturity                                     300        451
    Accounts receivable:
       Customers                                                             5,565      4,090
       Access service settlements and other                                  5,395      5,270
       Prepaid Expenses                                                        277        163
    Inventories of construction and operating materials and
       supplies                                                              2,870      3,169
    Prepaid taxes                                                              432          -
                                                                     -------------  -----------
Total current assets                                                        24,953     24,785
                                                                     -------------  -----------
    Property, plant and equipment
        Land                                                                   506        357
        Buildings                                                           11,663     11,834
        Equipment                                                          112,749    108,878
                                                                     -------------  -----------
                                                                           124,918    121,069
   Less accumulated depreciation and amortization                           64,839     60,333
                                                                     -------------  -----------
                                                                            60,079     60,736
   Construction in progress                                                  9,259      4,858
                                                                     -------------  -----------
              Total property, plant and equipment, net                      69,338     65,594
Investments                                                                  7,915      5,763
Deferred financing costs                                                     1,005      1,055
Prepaid pension cost                                                         1,016        622
Other assets                                                                 1,378      1,704
                                                                     -------------  -----------
                                                                     $     105,605   $ 99,523
                                                                     =============  ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
    Current portion of long-term debt                                $         777   $    753
    Obligations under capital lease                                            192        191
    Accounts payable                                                         5,828      4,702
    Accrued interest                                                           124        119
    Dividend payable                                                         2,101      1,955
    Taxes other than income taxes                                              309        657
    Accrued vacation                                                           705        705
    Other liabilities                                                          574        632
    Federal and state income taxes                                             952        670
                                                                     -------------  -----------
              Total current liabilities                                     11,562     10,384
                                                                     -------------  -----------

Long-term debt                                                              23,672     20,937
Obligations under capital lease                                                255        374
Unamortized investment tax credits                                             319        369
Deferred income taxes                                                        5,955      5,969
Postretirement benefits                                                      4,630      4,497
Other liabilities                                                            1,733      1,687
Shareholders' equity:
     Capital stock/Common stock                                              2,350      2,350
     Capital in excess of par value                                          2,215      2,215
     Retained earnings                                                      53,426     50,724
     Unrealized gain (loss) on available for sale securities, net               (4)        17
     Less cost of treasury stock (1997-35,000 shares)                         (508)         -
                                                                     -------------  -----------
              Total shareholders' equity                                    57,479     55,306
                                                                     -------------  -----------
                                                                     $     105,605   $ 99,523
                                                                     =============  ===========

          See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

                                                                        For the Six Months
                                                                            Ended June 30
                                                                        -------------------
                                                                           1997      1996
                                                                        ---------  --------
Cash from operating activities:
       Net earnings                                                     $  6,910   $ 5,676
       Adjustments to reconcile net earnings to net cash from
         operating activities:

         Depreciation and amortization                                     5,291     4,654
         Gain on sale of marketable securities                               (90)        -
         Equity (income) losses of affiliated companies                     (250)       75
         Provision for postretirement benefits other than pensions           133       119
         Investment tax credit amortization                                  (50)      (51)
         Changes in assets and liabilities:
            Accounts receivable                                           (1,600)   (1,024)
            Inventories of construction and operating materials &
              supplies                                                       299        27
            Prepaid federal and state taxes                                 (432)     (482)
            Accounts payable                                               1,126    (1,337)
            Taxes other than income taxes                                   (348)     ( 89)
            Other liabilities, accrued interest and accrued vacation         ( 7)        7
            Federal and state income taxes                                   282      (273)
            Deferred financing costs, prepaid pension costs
              and other assets                                               (18)    1,273
            Other, net                                                      (104)      (87)
                                                                        ---------  --------
               Total adjustments                                           4,232     2,812
                                                                        ---------  --------
               Net cash from operating activities                         11,142     8,488
                                                                        ---------  --------
Cash used for investing activities:
      Expenditures for property and equipment                             (9,180)   (6,693)
      Net salvage on retirements                                             134        92
                                                                        ---------  --------
               Net capital additions                                      (9,046)   (6,601)
                                                                        ---------  --------
Purchase of marketable securities held to maturity                             -      (102)
Proceeds from redemption of marketable securites held to maturity            150     2,211
Purchase of marketable securities available for sale                       ( 131)    ( 143)
Proceeds from sale of marketable securities available for sale               445       894
Investments in affiliated entities                                        (1,901)     (214)
                                                                        ---------  --------
                Net cash used for investing activities                   (10,483)   (3,955)
                                                                        ---------  --------

Cash used for financing activities:
       Cash dividends                                                     (4,061)   (3,760)
       Additions to debt                                                   3,132         -
       Retirement of debt                                                   (373)     (346)
       Payment on capital lease obligations                                ( 118)        -
       Purchase of treasury stock                                           (508)        -
                                                                        ---------  --------
                Net cash used for financing activities                    (1,928)   (4,106)
                                                                        ---------  --------

Net (decrease) increase in cash and temporary investments                 (1,269)      427

Cash and temporary investments at beginning of period                     11,313     9,359
                                                                        ---------  --------
Cash and temporary investments at end of period                         $ 10,044   $ 9,786
                                                                        =========  ========
Interest paid                                                           $    760   $   734
                                                                        =========  ========
Income taxes paid                                                       $  4,293   $ 4,103
                                                                        =========  ========

          See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

(2)  NET INCOME PER SHARE
     --------------------

       Net income per common share is calculated based on the weighted average number of common shares outstanding during the year. In February, 1997, Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128), was issued by the Financial Accounting Standards Board. FAS 128 specifies modifications to the calculation of earnings per share, but these modifications will have no impact on the Registrant.

 (3) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     -----------------------------------------

       Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," No. 130, "Reporting Comprehensive Income Summary," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," are effective for the year ended December 31, 1997. The Registrant does not believe these statements will have a material impact on its financial statements.


                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  Financial Condition
    -------------------

    (a) General
        -------

        There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1996 to June 30, 1997, the end of the six-month period reported herein.

    (b) Liquidity and Capital Resources
        -------------------------------

        Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at June 30, 1997 amounted to approximately $1,771,000 with such amount being part of the 1997 Construction Program of $23 million to $26 million. Funds for financing construction expenditures in the six-month period ended June 30, 1997 were generated from both internal sources (65%) and external sources (35%). Based on its 1997 construction budget and projected cash flows, the Registrant anticipates cash flows provided by operating activities and cash reserves in 1997 to service long-term debt, to pay dividends and to finance approximately 50% of capital additions. The balance of capital additions will be financed from new borrowings. Beginning in the second quarter of 1997, a portion of the funds used for construction was obtained from new debt financing from the Rural Utilities Service. At June 30, 1997, construction work in progress was $9,259,000. An additional $6,470,000 is expected to be expended to complete these projects.

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

   (c)  Regulatory/Competition
        ----------------------

        The Federal Communications Commission (FCC) has continued its work on implementing the Telecommunications Act of 1996 (1996 Act) by issuing a number of rulemakings concerning interconnection, access charge reform and universal service funding reform. Some of these rulemakings are the subject of court appeals which, as of yet, are unresolved. In addition, the Pennsylvania Public Utility Commission (PA PUC) is addressing all of these same issues at the state level. While it is clear that the effect of the 1996 Act and the subsequent FCC and PA PUC rulemakings will eventually open the local exchange market to competition, restructure access charge revenue streams and change the way in which universal service funding is calculated and funded, there are still too many issues that need to be resolved before the full effects of the 1996 Act can be fully understood and measured. All current indications are that any impact on the Registrant will occur over some transition period. In addition, the PA PUC recently granted North Pittsburgh, along with a number of other rural companies in Pennsylvania, a two-year waiver of certain portions of the interconnection requirements of the 1996 Act in order to allow those companies to prepare for competition.

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

    2.  Results of Operations
        ---------------------

        Total operating revenues increased $4,877,000 (16.5%) in the six-month period ended June 30, 1997 over the comparable period in 1996. This change was due to increases in long distance and access services of $1,210,000 (5.8%), local network services of $567,000 (13.6%), and other operating revenues of $3,024,000 (144.3%). Higher long distance and access service revenues were generally the result of an increase in the number of customers and in minutes of use. Increased local network service revenues were attributable to customer growth, growth in second lines and expanded penetration of enhanced services. The increase in other operating revenues is primarily due to the growth of Pinnatech's Internet services and MCSI's consulting and outsourcing services.

        Total operating expenses for the six-month period ended June 30, 1997, increased $2,945,000 (14.9%) over the preceding year. That change is principally the result of an increase in network and other operating expenses of $2,051,000 (16.4%), and an increase in depreciation and amortization of $644,000 (13.9%). Approximately $1,900,000 of the $2,051,000 increase in network and other operating expenses was directly associated with the increase in other operating revenues of $3,024,000 discussed above. The increase in depreciation and amortization is the direct result of the growth in fixed assets to serve current and future customer needs. The increase in total operating revenues discussed above coupled with the increase in total operating expenses resulted in a 19.7% increase in net operating revenues in 1997 as compared to the same period in 1996.

        Interest income decreased $130,000 primarily due to decreased levels of investment in such instruments. The net increase in sundry income (non-operating) of $353,000 is primarily due to an increase in cellular partnership income in 1997 as compared to 1996.

        The increase in net operating revenues for the six-month period ended June 30, 1997, in conjunction with the increase in Sundry income, net, resulted in an increase of $2,120,000 (22.7%) in earnings before income taxes.

        Fluctuations in the revenues and expenses for the three-month period ended June 30, 1997, as compared to the same quarterly period in 1996 are generally attributable to the same reasons above in the year-to-date comparisons.

        In February 1997, Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128) was issued by the Financial Accounting Standards Board. FAS 128 specifies modifications to the calculation of earnings per share, but these modifications will have no impact on the Registrant.

        Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," No. 130, "Reporting Comprehensive Income Summary," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," are effective for the year ended December 31, 1997. The Registrant does not believe these statements will have a material impact on its financial statements.



                                    PART II
                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         (a) The 1997 Annual Meeting of Shareholders was held on May 16, 1997.

         (b) The only matter voted upon at the Annual Meeting was the election of Directors. The vote tabulation in respect to the Directors elected at such meeting to serve until the 1998 Annual Meeting of Shareholders and until their successors are elected is shown in the following table:



                               Number of    Number of
                                 Shares      Shares
 Name                        Voted in Favor  Withheld
-------------------------------------------------------------
 Harry R. Brown                13,374,518   252,258
 Dr. Charles E. Cole           13,458,966   167,810
 Gerald A. Gorman              13,481,314   145,462
 Richard R. Kauffman           13,409,688   217,088
 Frank D. Reese                13,473,900   152,876
 Jay L. Sedwick                13,471,366   155,410
 Charles E. Thomas, Sr.        13,432,923   193,853
 Charles E. Thomas, Jr.        13,441,036   185,740
 Barton B. Williams            13,488,667   138,109


Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

         (a) Exhibits - Exhibit Index for Quarterly Reports on Form 10-Q.
             --------

 Exhibit
Number                       Subject                     Applicability
------                       -------                     -------------
 (2)                         Plan of acquisition,      Not Applicable
                             reorganization,
                             arrangement,
                             liquidation or
                             succession

 (3) (i)                     Articles of               Provided in Quarterly Report
                             Incorporation             on Form 10-Q for the
                                                       quarter ended June 30, 1996
                                                       and Incorporated Herein by
                                                       Reference.

  (3) (ii)                   By-Laws                   Provided in
                                                       Quarterly Report
                                                       on Form 10-Q for the
                                                       quarter ended
                                                       June 30, 1996 and
                                                       Incorporated Herein by
                                                       Reference.

  (4)                        Instruments defining      Provided in Registration of
                             the rights of security    Securities of Certain
                             holders including         Successor Issuers on Form
                             indentures                8-B filed on June 25, 1985
                                                       and Incorporated Herein  by
                                                       Reference.

 (10)                        Material Contracts        Not Applicable

 (11)                        Statement re              Attached Hereto
                             computation of per
                             share earnings

 (15)                        Letter re unaudited       Not Applicable
                             interim financial
                             information

 (18)                        Letter re change in       Not Applicable
                             accounting principles

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

 (22)                        Published report          Not Applicable
                             regarding matters
                             submitted to a vote of
                             security holders

 (23)                        Consents of experts       Not Applicable
                             and counsel

 (24)                        Power of attorney         Not Applicable

 (27)                        Financial Data Schedule   Attached Hereto

 (99)                        Additional exhibits       Not Applicable


         (b) Reports on Form 8-K - No reports on Form 8-K were filed
             -------------------
             during the quarter ended June 30, 1997.

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

                                 NORTH PITTSBURGH SYSTEMS, INC.
                                 ------------------------------
                                 (Registrant)



 Date      July 24, 1997            /s/ G. A. Gorman
      _________________________   ________________________________________
                                   G. A. Gorman, President



 Date      July 24, 1997           /s/ A. P. Kimble
      _________________________   ________________________________________
                                   A. P. Kimble, Vice President, Secretary &
                                   Treasurer