Form 10-Q
period 1997-09-30
NORTH PITTSBURGH SYSTEMS INC
filed 1997-10-23
CIK 764765

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended               September 30, 1997
                                   ---------------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              ___________  ______________________

Commission File Number                      0-13716
                              ___________________________________


                        NORTH PITTSBURGH SYSTEMS, INC.
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)


         Pennsylvania                                    25-1485389
_______________________________             ____________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


             4008 Gibsonia Road, Gibsonia, Pennsylvania 15044-9311
________________________________________________________________________________
                   (Address of principal executive offices)
                                  (Zip Code)


                                 412 443-9600
________________________________________________________________________________
             (Registrant's telephone number, including area code)



                                   No Change
________________________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                         YES     X        NO
                             ________        ________


                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common Stock Outstanding
                           ________________________

At October 23, 1997, the Registrant had 15,005,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                    PART I
                                    ITEM 1
                             FINANCIAL STATEMENTS
                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (Thousands - Except Per Share Amounts)


                                                       For the Three Months  For the Nine Months
                                                        Ended September 30    Ended September 30
                                                       --------------------  -------------------
                                                         1997       1996       1997       1996
                                                       --------   --------   --------   --------
Operating revenues:
    Local network services                              $ 2,736    $ 2,184    $ 7,480    $ 6,360
    Long distance and access services                    10,482     10,370     32,466     31,143
    Directory advertising, billing & other services         526        561      1,637      1,647
    Telecommunication equipment sales                       738        750      2,232      2,194
    Other operating revenues                              1,452      1,387      6,571      3,482
                                                       --------   --------   --------   --------
        Total Operating Revenues                         15,934     15,252     50,386     44,826
                                                       --------   --------   --------   --------

Operating expenses:
   Network and other operating expenses                   6,353      6,888     20,929     19,412
   Depreciation and amortization                          2,660      2,385      7,951      7,032
   State and local taxes                                    701        613      2,190      1,898
   Telecommunication equipment expenses                     698        616      2,038      1,910
                                                       --------   --------   --------   --------
        Total Operating Expenses                         10,412     10,502     33,108     30,252
                                                       --------   --------   --------   --------
   Net Operating Revenues                                 5,522      4,750     17,278     14,574

Other expense (income), net:
   Interest expense                                         424        386      1,239      1,166
   Interest income                                         (156)      (186)      (421)      (581)
   Sundry expense (income), net                            (543)      (302)      (807)      (214)
                                                       --------   --------   --------   --------
                                                           (275)      (102)        11        371
                                                       --------   --------   --------   --------
        Earnings before income taxes                      5,797      4,852     17,267     14,203

Income taxes:
    Current                                               2,343      1,973      6,904      5,648
    Deferred                                                  -          -          -          -
                                                       --------   --------   --------   --------
                                                          2,343      1,973      6,904      5,648
                                                       --------   --------   --------   --------
        Net earnings                                    $ 3,454    $ 2,879    $10,363    $ 8,555
                                                       ========   ========   ========   ========
Weighted average common shares outstanding               15,005     15,040     15,023     15,040
                                                       ========   ========   ========   ========
Earnings per share of common stock                         $.23       $.19       $.69       $.57
                                                       ========   ========   ========   ========
Dividends per share of common stock                        $.14       $.13       $.42       $.39
                                                       ========   ========   ========   ========

    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (Thousands of Dollars)

                  ASSETS                                              Sept. 30   Dec. 31
                  ------                                                1997       1996
                                                                     ---------   --------
Current Assets:
    Cash and temporary investments                                    $ 15,604   $ 11,313
    Marketable securities available for sale                               199        329
    Marketable securities held to maturity                                 200        451

    Accounts receivable:
       Customers                                                         3,806      4,090
       Access service settlements and other                              5,577      5,270
       Prepaid Expenses                                                    163        163
    Inventories of construction and operating materials and
       supplies                                                          3,559      3,169
    Prepaid taxes                                                          127          -
                                                                     ---------   --------
      Total current assets                                              29,235     24,785
                                                                     ---------   --------
    Property, plant and equipment
        Land                                                               479        357
        Buildings                                                       10,319     11,834
        Equipment                                                      115,095    108,878
                                                                     ---------   --------
                                                                       125,893    121,069
   Less accumulated depreciation and amortization                       66,809     60,333
                                                                     ---------   --------
                                                                        59,084     60,736
   Construction in progress                                             11,392      4,858
                                                                     ---------   --------
              Total property, plant and equipment, net                  70,476     65,594

Investments                                                              8,252      5,763
Deferred financing costs                                                   980      1,055
Prepaid pension cost                                                       798        622
Other assets                                                             1,259      1,704
                                                                     ---------   --------
                                                                      $111,000   $ 99,523
                                                                     =========   ========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
    Current portion of long-term debt                                 $    790   $    753
    Obligations under capital lease                                          -        191
    Accounts payable                                                     6,424      4,702
    Accrued interest                                                       113        119
    Dividend payable                                                     2,101      1,955
    Taxes other than income taxes                                          317        657
    Accrued vacation                                                       705        705
    Other liabilities                                                      603        632
    Federal and state income taxes                                       1,173        670
                                                                     ---------   --------
              Total current liabilities                                 12,226     10,384
                                                                     ---------   --------

Long-term debt                                                          27,243     20,937
Obligations under capital lease                                              -        374

Unamortized investment tax credits                                         294        369
Deferred income taxes                                                    5,965      5,969
Postretirement benefits                                                  4,697      4,497
Other liabilities                                                        1,729      1,687

Shareholders' equity:
     Capital stock/Common stock                                          2,350      2,350
     Capital in excess of par value                                      2,215      2,215
     Retained earnings                                                  54,779     50,724
     Unrealized gain (loss) on available for sale securities, net           10         17
     Less cost of treasury stock (1997-35,000 shares)                     (508)         -
                                                                     ---------   --------
              Total shareholders' equity                                58,846     55,306
                                                                     ---------   --------
                                                                      $111,000   $ 99,523
                                                                     =========   ========

    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

                                                                     For the Nine Months
                                                                      Ended September 30
                                                                     -------------------
                                                                       1997       1996
                                                                     --------   --------
Cash from operating activities:
    Net earnings                                                     $ 10,363   $  8,555
    Adjustments to reconcile net earnings to net cash from
      operating activities:

      Depreciation and amortization                                     7,951      7,045
      Gain on sale of marketable securities                               (90)         -
      Equity (income) losses of affiliated companies                     (659)      (274)
      Gain on sale of MCSI                                               (292)         -
      Provision for postretirement benefits other than pensions           200        183
      Investment tax credit amortization                                  (75)       (76)
      Changes in assets and liabilities:
         Accounts receivable                                           (1,768)    (1,415)
         Inventories of construction and operating materials &
           supplies                                                      (390)      (742)
         Prepaid federal and state taxes                                 (127)      ( 87)
         Accounts payable                                               2,158      ( 837)
         Taxes other than income taxes                                   (338)     ( 103)
         Other liabilities, accrued interest and accrued vacation          32      1,552
         Federal and state income taxes                                   503        398
         Deferred financing costs, prepaid pension costs
           and other assets                                               344      1,752
         Other, net                                                       (98)      (106)
                                                                     --------   --------
            Total adjustments                                           7,351      7,290
                                                                     --------   --------
            Net cash from operating activities                         17,714     15,845
                                                                     --------   --------

Cash used for investing activities:
   Expenditures for property and equipment                            (15,233)   (11,785)
   Net salvage on retirements                                             286        277
                                                                     --------   --------
            Net capital additions                                     (14,947)   (11,508)
                                                                     --------   --------
Purchase of marketable securities held to maturity                          -       (454)
Proceeds from redemption of marketable securites held to maturity         250      4,927
Purchase of marketable securities available for sale                    ( 235)     ( 322)
Proceeds from sale of marketable securities available for sale            445        970
Proceeds from sale of MCSI, net of cash sold                            3,305          -
Investments in affiliated entities                                     (1,901)      (538)
Distribution from affiliated entities                                      71          -
                                                                     --------   --------
             Net cash used for investing activities                   (13,012)    (6,925)
                                                                     --------   --------

Cash used for financing activities:
    Cash dividends                                                     (6,161)    (5,716)
    Additions to debt                                                   6,903          -
    Retirement of debt                                                   (512)      (523)
    Payment on capital lease obligations                                 (133)         -
    Purchase of treasury stock                                           (508)         -
                                                                     --------   --------
             Net cash used for financing activities                      (411)    (6,239)
                                                                     --------   --------

Net (decrease) increase in cash and temporary investments               4,291      2,681

Cash and temporary investments at beginning of period                  11,313      9,359
                                                                     --------   --------
Cash and temporary investments at end of period                      $ 15,604   $ 12,040
                                                                     ========   ========
Interest paid                                                        $  1,170   $  1,094
                                                                     ========   ========
Income taxes paid                                                    $  6,406   $  5,340
                                                                     ========   ========

    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) GENERAL
    -------

        The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Registrant's wholly-owned subsidiaries, North Pittsburgh Telephone Company (North Pittsburgh), Penn Telecom, Inc. and Pinnatech, Inc. (Pinnatech). Also consolidated is the financial activity of Management Consulting Solutions, Inc.
        (MCSI) until its sale on July 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Registrant believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods have been reflected. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report to the Securities and Exchange Commission on Form 10-K.

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

                                    ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  Financial Condition
    -------------------

    (a) General
        -------

        There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1996 to September 30, 1997, the end of the nine-month period reported herein.

    (b) Liquidity and Capital Resources
        -------------------------------

        Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at September 30, 1997 amounted to approximately $1,511,000 with such amount being part of the 1997 Construction Program of $23 million to $26 million. Funds for financing construction expenditures in the nine-month period ended September 30, 1997 were generated from both internal sources (54%) and external sources (46%). Based on its 1997 construction budget and projected cash flows, the Registrant anticipates cash flows provided by operating activities and cash reserves in 1997 to service long-term debt, to pay dividends and to finance approximately 50% of capital additions. The balance of capital additions will be financed from new borrowings. Beginning in the second quarter of 1997 and continuing through the third quarter of 1997, a portion of the funds used for construction was obtained from new debt financing from the Rural Utilities Service. At September 30, 1997, construction work in progress was $11,392,000. An additional $7,269,000 is expected to be expended to complete these projects.

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

2.  Results of Operations
    ---------------------

    Total operating revenues increased $5,560,000 (12.4%) in the nine-month period ended September 30, 1997 over the comparable period in 1996. This change was due to increases in long distance and access services of $1,323,000 (4.3%), local network services of $1,120,000 (17.6%), and other operating revenues of $3,089,000 (88.7%). Higher long distance and access service revenues were generally the result of an increase in the number of customers and in minutes of use. Increased local network service revenues were attributable to customer growth, growth in second lines and expanded penetration of enhanced services. The increase in other operating revenues is primarily due to the growth of Pinnatech's Internet services and, until July 31, 1997, MCSI's consulting and outsourcing services. The increase in other operating revenues is primarily due the growth of consulting and outsourcing services provided by MCSI through July 31, 1997, and to a lesser extent, due to growth in Pinnatech's Internet services.

    Total operating expenses for the nine-month period ended September 30, 1997, increased $2,856,000 (9.4%) over the preceding year. That change is principally the result of an increase in network and other operating expenses of $1,517,000 (7.8%), and an increase in depreciation and amortization of $919,000 (13.1%). Approximately $1,200,000 of the $1,517,000
    increase in network and other operating expenses was directly associated with the increase in other operating revenues of $3,089,000 discussed above. The increase in depreciation and amortization is the direct result of the growth in fixed assets to serve current and future customer needs. The increase in total operating revenues discussed above coupled with the increase in total operating expenses resulted in a 18.5% increase in net operating revenues in 1997 as compared to the same period in 1996.

    Interest income decreased $160,000 primarily due to decreased levels of investment in such instruments. The net increase in sundry income (non-operating) of $593,000 is primarily due to an increase in cellular partnership income in 1997 as compared to 1996 and to the sale of MCSI on July 31, 1997.

    The increase in net operating revenues for the nine-month period ended September 30, 1997, in conjunction with the increase in Sundry income, net, resulted in an increase of $3,064,000 (21.5%) in earnings before income taxes.

    Fluctuations in the revenues and expenses for the three-month period ended September 30, 1997, as compared to the same quarterly period in 1996 are generally attributable to the same reasons above in the year-to-date comparisons except for the following: Long distance and access services increased moderately for the quarter ended September 30, 1997 due to the implementation of an automatic toll savings plan in July, 1997. The introduction of such plan was a proactive step by the Registrant to retain present customers and thus preserve market share in the newly competitive IntraLATA long distance market. Also, Network and other operating expenses decreased $535,000 (7.8%) due to the cessation of operations and subsequent sale of MCSI on July 31, 1997.

    In February, 1997, Financial Accounting Standard No. 128 "Earnings Per Share" (FAS 128) was issued by the Financial Accounting Standards Board. FAS 128 specifies modifications to the calculation of earnings per share, but these modifications will have no impact on the Registrant.

    Statements of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure," No. 130, "Reporting Comprehensive Income Summary," and No. 131, "Disclosures about Segments of an Enterprise and Related Information," are effective for the year ended December 31, 1997. The Registrant does not believe these statements will have a material impact on its financial statements.

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

 (22)      Published report regarding matters       Not Applicable
           submitted to a vote of security holders

 (23)      Consents of experts and counsel          Not Applicable

 (24)      Power of attorney                        Not Applicable

 (27)      Financial Data Schedule                  Attached Hereto

 (99)      Additional exhibits                      Not Applicable


            (b) Reports on Form 8-K - A Form 8-K was filed on
                -------------------
                August 1, 1997 disclosing the sale of MCSI.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NORTH PITTSBURGH SYSTEMS, INC.
                                       ______________________________
                                       (Registrant)



 Date    October 23, 1997              /s/ A. P. Kimble
     _________________________         ________________________________________
                                       A. P. Kimble, Vice President, Secretary &
                                       Treasurer


 Date    October 23, 1997              /s/ N. W. Barthlow
     _________________________         ________________________________________
                                       N. W. Barthlow, Vice President &
                                       Assistant Secretary