Form 10-K405
period 1997-12-31
NORTH PITTSBURGH SYSTEMS INC
filed 1998-03-19
CIK 764765

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended     December 31, 1997
                           -------------------------

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------    -------------------

Commission File Number                 0-13716
                       ----------------------------------------------------


                        North Pittsburgh Systems, Inc.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Pennsylvania                              25-1485389
--------------------------------        ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)


      4008 Gibsonia Road, Gibsonia, Pennsylvania              15044-9311
   ---------------------------------------------             -----------
    (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code             724/443-9600
                                                             ---------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class               Name of each exchange on which registered
-----------------------              -----------------------------------------
        None                                        Not Applicable

                                             (Cover page continued on next page)

Securities registered pursuant to Section 12(g) of the Act:


                  Common Stock , par value $.15625 per share
             ----------------------------------------------------
                               (Title of Class)


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



         AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES
         -------------------------------------------------------------


Based on the average of the bid and asked prices on March 13, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant is $249,500,000. (Includes 1,550,695 shares beneficially owned by Directors and Officers as a group.)



         OUTSTANDING SHARES OF EACH CLASS OF REGISTRANT'S COMMON STOCK
         -------------------------------------------------------------


          Class                                 Outstanding at March 13, 1998
          -----                                 -----------------------------

Common Stock, Par Value $.15625 per share               15,005,000 shares


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


The information for Item 10, Directors and Executive Officers of the Registrant;
Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, has been incorporated into Part III of this Form 10-K by reference to Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1997.

                                                             (End of cover page)

                                    PART I

Item 1.  Description of Business
------   -----------------------

     (a) General Development of Business:
         -------------------------------

     North Pittsburgh Systems, Inc. (the Registrant), organized May 31, 1985, is a holding company and has no operating function. Its predecessor, North Pittsburgh Telephone Company (North Pittsburgh or NPTC), a telephone public utility incorporated in 1906, became a wholly-owned subsidiary of the Registrant on May 31, 1985. Penn Telecom, Inc. (Penn Telecom) became a wholly-owned subsidiary of the Registrant on January 30, 1988. Prior to this date, Penn Telecom was a wholly-owned subsidiary of North Pittsburgh. The principal business activities of Penn Telecom consist of the sale, rental and servicing of telecommunication equipment to end users, the resale of bulk billed message toll services and high capacity intercity facilities. Penn Telecom has recently been certificated as a Competitive Access Provider and has entered into this business. Pinnatech, Inc. (Pinnatech), a wholly-owned subsidiary of the Registrant formed in 1995, provides Internet access services. Management Consulting Solutions, Inc. (MCSI), formed in 1995, was sold on July 31, 1997. MCSI provided consulting and computer outsourcing services to healthcare and other industries. The Registrant, NPTC, Penn Telecom and Pinnatech operate under the provisions of the Pennsylvania Business Corporation Law. Other than the sale of MCSI, no significant changes in the mode of conducting business by the Registrant or its subsidiaries have occurred since the beginning of the fiscal year ended December 31, 1997.

     (b) Financial Information About Industry Segments:
         ---------------------------------------------

     This paragraph is not applicable. The Registrant, through North Pittsburgh and Penn Telecom, is engaged in the business of providing telecommunication services and equipment which is not considered separable into industry segments. The business activities of Pinnatech, to date, are not considered significant and are not reportable as an industry segment of the Registrant.

     (c) Narrative Description of Business:
         ---------------------------------

     (1) Business Done and Intended To Be Done:
         -------------------------------------

          (i)  Principal Services Rendered.
               ---------------------------

          The Registrant, through North Pittsburgh and Penn Telecom, is engaged in providing the following telecommunication services and equipment to customers generally located in Western Pennsylvania:

          Local Network Services.  North Pittsburgh furnishes wireline
          -----------------------
telecommunication services in parts of Allegheny, Armstrong, Butler and Westmoreland Counties subject to the jurisdiction of the Pennsylvania Public Utility Commission (PA PUC) under the provisions of the Pennsylvania Public Utility Code which confers upon that Commission broad powers of supervision and regulation over public utilities with respect to service and facilities, rates and charges, securities, the encumbering or disposition of public utility properties, accounting and various other matters. At January 31, 1998, North Pittsburgh served approximately 66,600 customers through its digital fiber-linked central offices.

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

     North Pittsburgh's wireline operations are considered Rural under the 1996 Act and are exempt from certain of the foregoing obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. North Pittsburgh along with 17 other rural companies in Pennsylvania was granted a temporary suspension for a two-year period of the interconnection requirements outlined in the 1996 Act.

     North Pittsburgh is currently under rate base rate-of-return (ROR) regulation within the intrastate jurisdiction. However, under PA PUC Chapter 30 rules, North Pittsburgh is required to develop and file a Network Modernization Plan prior to July 8, 1998 that commits North Pittsburgh to providing broadband service capability throughout its service area or be subject to a show cause order for failure to do so. North Pittsburgh, as part of this filing, may seek approval of an alternative form of regulation from the PA PUC, such as price cap regulation.

     Historically, North Pittsburgh's wireline operations have not experienced significant competition in its franchised service area. As a result of the passage of the 1996 Act, North Pittsburgh's local wireline operations is experiencing increased competition from various sources, including, but not limited to, resellers of their local exchange services, large end users installing their own networks, Interexchange Carriers (IXCs), satellite transmission services, cellular communications providers, cable television companies, radio-based personal communications companies, Competitive Access Providers (CAPs) and other systems capable of completely or partially bypassing local telephone facilities. North Pittsburgh cannot predict the specific effects of competition on its local telephone business, but is intent on taking advantage of the various opportunities that competition should provide. North Pittsburgh is currently addressing potential competition by focusing on improved customer satisfaction, reducing costs, increasing efficiency, restructuring rates and examining new product offerings and new markets for entry.

          Long Distance and Access Services.  Telephone service by North
          ----------------------------------
Pittsburgh to locations outside of its franchised telephone service territory but within the Local Access Transport Area (LATA) is furnished through switched and special access connections with Bell Atlantic - Pennsylvania, Inc., (BAPA), other independent telephone companies and, in some instances, IXCs, CAPs or resellers.

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

     North Pittsburgh is a participating Issuing Carrier in the National Exchange Carrier Association (NECA) tariffs which are on file with the Federal Communications Commission (FCC) in respect to the provision of network access to IXCs and others for interstate telephone service to areas beyond the LATA. Such tariffs contain the rates chargeable for interstate switched and special access to and from North Pittsburgh's telephone facilities. North Pittsburgh is also a participating Issuing Carrier under the authority of a PTA tariff on file with the PA PUC which contains the rates chargeable for intrastate switched and special access from North Pittsburgh's telephone facilities to other Pennsylvania locations and to North Pittsburgh's facilities from such locations. Penn Telecom, as an IXC, markets intrastate and interstate toll services by reselling bulk billed message toll services. North Pittsburgh also provides facilities for special circuits (alarms, data transmission, etc.).

     Access charges concerning interstate services are regulated by the FCC. On December 24, 1996, the FCC released a Notice of Proposed Rulemaking regarding access charge reform. The proposed rules, in most significant aspects, are not applicable to North Pittsburgh's wireline operation as they apply predominantly to price cap regulated companies. The FCC has indicated it will issue another proposed rulemaking with respect to ROR companies which may affect North Pittsburgh. The PA PUC also has instituted access and universal service investigations.

     Toll telecommunications services beyond North Pittsburgh's franchised telephone service area and within the Pittsburgh LATA, hereinafter referred to as intraLATA, are presently provided through interconnections with BAPA and other telephone companies. The PA PUC has ordered intraLATA Presubscription (also known as equal access) under which a customer chooses his or her intraLATA toll carrier similar to the choice currently made for an interLATA toll carrier. North Pittsburgh implemented presubscription on August 8, 1997. It is not possible to determine the ultimate impact of intraLATA Presubscription, but it is expected that it may result in some reduction of revenues.

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

          Directory Advertising, Billing and Other Services.  North Pittsburgh
          --------------------------------------------------
receives revenues from the sale of advertising space in telephone directories and from billing and collection activities. Directory Advertising is subject to competition from a number of sources and, to date, efforts to meet such competition have been successful. Billing and collection services are provided to various IXCs, including Penn Telecom.

          Telecommunication Equipment.  Penn Telecom sells, rents and services
          ----------------------------
telecommunication equipment to customers generally in the Western Pennsylvania area. Penn

Telecom has been able to sustain its business activities in a strong, competitive market. Penn Telecom is certified by the PA PUC to offer toll resale services and has a tariff on file with the FCC to provide interstate toll services and has recently petitioned the PA PUC for authority to operate as a Competitive Local Exchange Carrier. As a reseller of both interstate and intrastate toll services, Penn Telecom is in direct competition with other IXCs.

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

          (ii) Other Services.
               ---------------

          Cellular Partnerships.  North Pittsburgh and Alltel Mobile
          ----------------------
Communications, Inc. are Limited Partners with a partnership interest of 3.6 percent each and Bell Atlantic Mobile Systems of Pittsburgh, Inc. is both a General and a Limited Partner with partnership interests of 40.0 and 52.8 percent, respectively, in the Pittsburgh SMSA Limited Partnership which provides cellular radio service (Cellular Service) in and around the Pittsburgh Standard Metropolitan Statistical Area (SMSA) as authorized by the FCC.

     North Pittsburgh, Centennial Cellular Telephone Company of Lawrence (Centennial) and Venus Cellular Telephone Company, Inc. (Venus) are Limited Partners, each with a partnership interest of 14.29 percent, and Sprint Cellular Company of Pennsylvania is the General Partner with a partnership interest of
57.13 percent in Pennsylvania RSA 6(I) Limited Partnership, d.b.a. 360/o/ Communications Company, which provides Cellular Service in a Rural Service Area
(RSA) consisting of Clarion and Lawrence Counties and the Northern portions of Armstrong and Butler Counties.

     North Pittsburgh, Centennial and Venus are Limited Partners with partnership interests of 20.29, 14.29 and 14.29 percent, respectively, and Cellco Partnership, d.b.a. Bell Atlantic NYNEX Mobile, is the General Partner with a partnership interest of 51.13 percent in Pennsylvania RSA 6(II) Limited Partnership which provides Cellular Service in a RSA consisting of the Southern portions of Armstrong and Butler Counties.

          Boulevard Communications.  Boulevard Communications, L.L.P.
          -------------------------
(Boulevard), a Competitive Access Provider, provides point-to-point data services to businesses in Western Pennsylvania to include access to Internet Service Providers, connections to interexchange companies and high speed data transmission. Boulevard, a Pennsylvania Limited Liability Partnership, is an equally owned joint venture of the Registrant and a company in the Armstrong Group.

          Internet Access and Services.  Pinnatech provides dial up and
          -----------------------------
dedicated Internet access to business and residential customers in Western Pennsylvania. Pinnatech also provides virtual hosting services, web page creation and other Internet related services. Pinnatech is in direct competition with national and regional Internet Service Providers.

         (iii) Status of New Products.
               ----------------------

          This paragraph is not applicable. The Registrant and its subsidiaries have not made public any information concerning new products or services that would require the investment of a material amount of the assets of the Registrant or that otherwise would be material.

          (iv) Equipment Availability.
               ----------------------

          The Registrant and its subsidiaries have not encountered, nor do they anticipate, any difficulty in obtaining a ready supply of telecommunication equipment from manufacturer suppliers. Although certain individual suppliers may each supply more than 10 percent of their equipment requirements, the Registrant and its subsidiaries are not primarily dependent upon any one supplier with alternative suppliers of telecommunication equipment being readily available.


          (v) Certificates, Franchises, Etc. and Licenses.
              -------------------------------------------

          North Pittsburgh holds valid, continuing and subsisting rights, certificates, franchises, licenses (other than those mentioned in the following paragraph) and renewable permits adequate for the conduct of its business in the territory it serves, none of which contain any burdensome restrictions.
However, see Local Network Services under paragraph (c)(1)(i) concerning, inter
alia, impact of the 1996 Act.                                             -----
----

     North Pittsburgh has an FCC license to operate a private operational telephone maintenance radio service station (WIK 838 expiring on March 20, 2001). The FCC license to operate an Improved Mobile Telephone System (IMTS) (call sign KGH-862) was discontinued as of January 1, 1998. Renewal license applications were filed on December 27, 1990 with the FCC for the continued operation by North Pittsburgh of two point-to-point microwave systems (call signs KG0-21 and KGN-88). The FCC acknowledged such renewal applications in a Public Notice dated March 21, 1991 indicating an expiration date of February 1, 2001. A renewal license application was filed on February 4, 1998 with the FCC for the continued operation by North Pittsburgh of a non-commercial private license for its own maintenance radio service and other purposes (call sign WPCD 845 which will expire, after renewal, on April 29, 2003). North Pittsburgh has not encountered in the past, nor does it anticipate in the future, any difficulty in renewing these FCC licenses.

          (vi) Seasonality of Business.
               -----------------------

               None of the business activities of the Registrant or its subsidiaries are seasonal.

         (vii) Practices Relating to Working Capital.
               -------------------------------------

          This paragraph is not applicable. No special practices relating to working capital have been adopted by the Registrant or its subsidiaries. (See
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.)

        (viii) Customers.
               ---------

          No material part of the overall business of the Registrant or it subsidiaries is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on its business.

          (ix) Backlog of Orders.
               -----------------

          The Registrant and its subsidiaries do not have a significant backlog of service and installation orders. Improvements and expansion of their facilities are, to the extent possible, made in anticipation of demands for service and a reasonable and adequate inventory is maintained to meet the requirements of customers.

          (x) Renegotiation of Profits or Termination of Contracts.
              ----------------------------------------------------

          The Registrant and its subsidiaries do not have a material portion of their business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

          (xi) Competition.
               ------------

          The competitive environment faced by the Registrant in respect to the services provided by it or by its subsidiaries is fully discussed under paragraph (c)(1)(i) of this Item 1.

         (xii) Research Activities.
               -------------------

          The Registrant and its subsidiaries do not engage in any research activities relating to the development of new products or services or the improvement of existing products or services and no amounts have been expended in the past three years for such activities.

        (xiii) Environmental Matters.
               ---------------------

          Compliance with federal, state and local provisions which have been adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not materially affected the capital expenditures, earnings and competitive position of the Registrant and its subsidiaries.

         (xiv) Employees.
               ---------

          At December 31, 1997, the Registrant, through all of its subsidiaries, employed 276 persons.


     (d) Financial Information About Foreign and Domestic Operations and Export
         ----------------------------------------------------------------------
Sales. This paragraph is not applicable.  The Registrant and its subsidiaries do
-----
not engage in any operations in foreign countries.

Item 2.   Properties
------    ----------

     The Registrant owns in fee, an office/warehouse building which houses the operations of Penn Telecom and leases excess space to unrelated businesses.

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

     From January 1, 1993 to December 31, 1997, North Pittsburgh made gross property additions of approximately $66,611,000 (which is about 51.1% of the original cost of the present telephone plant) and property retirements of approximately $10,802,614. North Pittsburgh's 1998 construction program, subject to adjustment for economic conditions, postponements of housing developments, etc. is projected to be in the $23 million to $26 million range which includes central office equipment additions, distribution lines, etc. to permit expansion or improvement of North Pittsburgh's telecommunications services.

Item 3.   Legal Proceedings
------    -----------------

     As of the date hereof, except for regulatory matters before the PA PUC and FCC, including matters which could result in the expansion of competition, there were no material pending legal or governmental proceedings directly involving the Registrant or its subsidiaries, other than ordinary routine litigation or ordinary routine utility matters incidental to the business and matters as to which the Registrant and its subsidiaries are insured.

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

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




Executive Officers of the Registrant:
-------------------------------------

                                                        Positions and Offices
                                                        ---------------------
Name and Business Experience                    Age     with Registrant (1)
----------------------------                    ---     -------------------

Charles E. Thomas, Sr.                            84    Chairman, Board of
   Registrant: Chairman of the Board of                 Directors
   Directors since incorporation in 1985;
   Partner in the law firm of Thomas,
   Thomas, Armstrong & Niesen,
   Harrisburg, PA, since the formation in
   1991 of this firm which is retained as
   general counsel to the Registrant;
   Partner in the law firm of Thomas &
   Thomas from 1977 to 1990.  North
   Pittsburgh Telephone Company:
   Chairman of the Board of Directors
   since 1968; Director since 1957.



Harry R. Brown                                    61    Director and President
   Registrant: Director since 1989; President
   since January 30, 1998; Vice President
   from 1992 to January 30, 1998.  North
   Pittsburgh Telephone Company:
   Director since 1989; President and General
   Manager since January 30, 1998;
   Vice President - Operations from 1987
   to January 30, 1998; Assistant Vice President -
   Operations from 1986 to 1987; Network
   Engineering Manager from 1984 to 1986;
   Equipment Supervisor from 1975 to 1984.

                                                        Positions and Offices
                                                        ---------------------
Name and Business Experience                    Age     with Registrant (1)
----------------------------                    ---     -------------------
Allen P. Kimble                                  51     Director, Vice President
   Registrant: Director since January 30, 1998;         and Treasurer
   Vice President since 1989; Treasurer
   since incorporation in 1985; Secretary from
   1993 to January 30, 1998.  North Pittsburgh
   Telephone Company:  Vice President since
   1989; Treasurer since 1979; Secretary from
   1993 to January 30, 1998; Assistant Vice
   President from 1987 to 1989; Assistant
   Secretary from 1977 to 1993.



N. William Barthlow                              43     Vice President and Secretary
   Registrant: Vice President since May,
   1994; Secretary since January 30, 1998;
   Assistant Secretary from 1993 to
   January 30, 1998; Assistant Vice President
   from 1990 to 1994.  North Pittsburgh
   Telephone Company: Vice President -
   Marketing and Revenues since 1994; Secretary
   since January 30, 1998; Assistant
   Secretary from 1993 to January 30, 1998;
   Assistant Vice President - Revenue
   Requirements from 1989 to 1994; Revenue
   Requirements Manager from 1987 to
   1989.

(1)   Directors.  Messrs. Thomas and Brown were elected as Directors at the 1997
      ---------
      Annual Meeting of Shareholders held May 16, 1997 to serve until the 1998 Annual Meeting of Shareholders. Mr. Kimble was appointed to the Board of Directors on January 30, 1998 to fill the vacancy created by the death of Gerald A. Gorman. Messrs. Brown and Kimble will be nominees for reelection as Directors at the Annual Meeting of Shareholders to be held May 15, 1998. Mr. Thomas has indicated his intention to retire and not stand for reelection.

(2)   Officers.  Messrs. Thomas and Kimble were elected to their respective
      --------
      offices at a Board of Directors' Organizational Meeting which followed the May 16, 1997 Annual Meeting of Shareholders. Messrs. Brown and Barthlow were elected to the offices of President and Secretary, respectively, at the January 30, 1998 Board of Directors' Meeting. All officers will hold their offices until the first meeting of the Board following the 1998 Annual Meeting of Shareholders.

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



                                    PART II



Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
------    ---------------------------------------------------------------------

   (a)    Principal Markets and Market Price:
          ----------------------------------

   The Registrant's Common Stock is registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 and, effective January 10, 1997, the Registrant's Common Stock commenced trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the Symbol 'NPSI'. Prior thereto, the stock was not listed on any Stock Exchange and was considered as being traded on the OTC (Over-the-Counter) market. In 1996, a brokerage firm in Pittsburgh continued its past effort to establish a market for the Registrant's Common Stock. The market price range on the same market in 1996 was $28.00 to $36.00 per share adjusted for a 2 for 1 stock split-up on May 22, 1996 and $23.00 to $53.00 per share thereafter. The Nasdaq High and Low sales prices for the Registrant's Common Stock for each quarter of 1997 are listed below:


                   1997             High      Low
                -----------       -------   -------

                First Quarter     $24.000   $18.250
                Second Quarter     23.500    14.375
                Third Quarter      23.500    15.250
                Fourth Quarter     19.500    16.125


   (b)    Approximate Number of Holders of Common Stock:
          ---------------------------------------------

          Calculated on the basis of the number of shareholder accounts, the Registrant had approximately 3,094 common shareholders on March 13, 1998.

   (c)    Common Stock Dividends:
          ----------------------

          Cash dividends declared per share by the Registrant on the outstanding shares of Common Stock in 1997 and 1996 (adjusted for a 2 for 1 stock split-up effective May 22, 1996) were as follows:


                                          1997   1996
                                          -----  -----

                        First Quarter     $ .14  $ .13
                        Second Quarter      .14    .13
                        Third Quarter       .14    .13
                        Fourth Quarter      .14    .13
                                          -----  -----
                                          $ .56  $ .52
                                          =====  =====


Item 6.  Selected Financial Data (Amounts in Thousands Except Per Share Data)
-------  -------------------------------------------------------------------

      The following summary of Selected Financial Data for the years 1997-1993 (adjusted for a 2 for 1 stock split-up effective May 22, 1996) should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

                                                 1997       1996       1995       1994       1993
                                               ---------  ---------  ---------  ---------  ---------

Operating revenues                             $ 66,207   $ 59,933   $ 52,757   $ 49,188   $ 44,241
Operating expenses                               44,090     40,349     33,748     31,728     28,367
                                               --------   --------   --------   --------   --------

   Net operating revenues                        22,117     19,584     19,009     17,460     15,874
Interest expense                                 (1,710)    (1,549)    (1,596)    (1,645)    (1,573)
Interest income                                     608        764      1,066        772        878
Sundry (expense) income, net                        840        840       (738)       202       (558)

Net gain on sale of
    investment /(1)/                             14,516       ----       ----       ----       ----
                                               --------   --------   --------   --------   --------
    Earnings before income taxes,
     cumulative effect of change in
     accounting method                           36,371     19,639     17,741     16,789     14,621


Income tax expense                               14,186      7,909      7,054      6,885      5,906
                                               --------   --------   --------   --------   --------
    Earnings before cumulative
     effect of change in accounting
     method                                      22,185     11,730     10,687      9,904      8,715


Cumulative effect of change in
 accounting method                                 ----       ----       ----       ----        450
                                               --------   --------   --------   --------   --------
Net earnings                                   $ 22,185   $ 11,730   $ 10,687   $  9,904   $  9,165
                                               ========   ========   ========   ========   ========
Average common shares
 outstanding                                     15,019     15,040    15,040*    15,040*    15,040*
                                               ========   ========   ========   ========   ========
Earnings per share before
 cumulative effect of change in
 accounting method                             $   1.48   $    .78   $   .71*   $   .66*   $   .58*
                                               ========   ========   ========   ========   ========

Basic and diluted earnings per
 share                                         $   1.48   $    .78   $   .71*   $   .66*   $   .61*
                                               ========   ========   ========   ========   ========
Dividends declared per share of
 Common Stock                                  $    .56   $    .52   $   .48*   $   .44*   $   .40*
                                               ========   ========   ========   ========   ========

Total assets                                   $127,833   $ 99,523   $ 96,156   $ 91,578   $ 88,771
                                               ========   ========   ========   ========   ========
Long-term debt                                 $ 27,037   $ 21,311   $ 21,694   $ 22,396   $ 23,058
                                               ========   ========   ========   ========   ========

         *Adjusted for a 2 for 1 stock split-up effective May 22, 1996
                 /(1)/ See Results of Operations under Item 7.

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
         and Results of Operations (Amounts in Thousands)
         ------------------------------------------------

                (a)  Results of Operations
                     ---------------------

     Net earnings for 1997 were $22,185, an increase of $10,455 (89.1%) over 1996 net earnings of $11,730. The 1996 net earnings represented an increase of $1,043 (9.8%) as compared to 1995. These fluctuations were attributable to the following factors:

                   (1)  Stock Sales
                        -----------

     As reported in its Current Report on Form 8-K, dated January 28, 1998, the Registrant had an investment in the common stock of Conquest Telecommunications Services Corporation (Conquest), a non-public company, engaged in the development and marketing of prepaid calling cards and other enhanced telecommunications services. In 1997, SmarTalk Teleservices, Inc. (SmarTalk), a public company, engaged, inter alia, in similar businesses, and Conquest
                         ----- ----
announced the proposed acquisition of Conquest by SmarTalk. The merger was completed on December 31, 1997. In connection with liquidating its investment in Conquest, the Registrant entered into the following transactions which resulted in a net pre-tax gain of $14,516 ($9,003 after income taxes, $.60 per share) in 1997.

          (i) In November 1997, the Registrant agreed to settle litigation brought against it by certain other Conquest shareholders (Plaintiffs). The settlement agreement, which became effective only upon completion of the proposed merger, resulted in a 1997 pre-tax loss of $3,180. In January 1998, the Registrant, in satisfaction of the settlement agreement, paid the Plaintiffs $750 in cash and transferred 106,820 shares of SmarTalk stock (the Settlement Shares) which it received upon completion of the merger.

          (ii) In order to ensure utilization of expiring tax loss carryforwards, the Registrant entered into a transaction in December, 1997 whereby it sold a portion of its investment in Conquest to a third party for cash resulting in a pre-tax gain of $1,572. In addition, the Registrant granted the buyer an option to purchase all of the SmarTalk shares it would receive upon completion of the merger, except the Settlement Shares, at a price of $21 per share (the Option Price).

          (iii) On December 31, 1997, the merger was completed and the Registrant exchanged its remaining shares of Conquest common stock for shares of SmarTalk common stock resulting in a realized pre-tax gain of $16,124. As of December 31, 1997, the SmarTalk shares were included in Available for Sale securities and were valued at the Option Price. The option was exercised in January, 1998 resulting in the Registrant selling its remaining SmarTalk shares for cash.

                (2) Operating Revenues
                    ------------------

     Total operating revenues increased $6,274 (10.5%) during 1997. This change was principally due to increases in long distance and access services of $1,632 (3.9%), local network services of $1,525 (17.6%) and other operating revenues of $2,958 (65.0%). Higher long distance and access service revenues were generally the result of an increase in the number of customers and minutes of use. However, the rate of increase has slowed due to the introduction of an automatic savings plan in July, 1997. Increased local network service revenues were attributable to customer growth, growth in second lines, expanded penetration of enhanced services and line rate increases for residential and business customers in several exchanges. Other operating revenues increased due to growth of Pinnatech's Internet access customers and the growth of consulting and outsourcing services provided by MCSI through July 31, 1997.

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

                (3) Operating Expenses and Net Revenues
                    -----------------------------------

     Total operating expenses for 1997 increased $3,741 (9.3%) over the preceding year. That change was principally the result of increases in network and other operating expenses of $1,737 (6.7%) and depreciation and amortization expenses of $1,169 (12.3%). The increase in network and other operating expense was principally due to an increase in Central Office switching expenses and an increase in advertising costs. The growth in depreciation and amortization expenses is the direct result of the growth in fixed assets to serve current and future customer needs. The increase in total operating revenues of $6,274 discussed above, coupled with the increase in total operating expenses of $3,741, resulted in a 12.9% increase in net operating revenues in 1997 as compared to 1996.

     Total operating expenses for 1996 increased $6,601 (19.6%) over the preceding year. That change was principally the result of increases in network and other operating expenses of $4,931 (23.3%) and depreciation and amortization expenses of $1,163 (14.0%). Approximately $4,000 of the $4,931 increase in network and other operating expenses was directly associated with the increase in other operating revenues of $2,582 discussed above. The growth in depreciation and amortization expenses is the direct result of the growth in fixed assets to serve current and future customer needs. The increase in total operating revenues of $7,176 discussed above coupled with the increase in total operating expenses of $6,601 resulted in a modest 3% increase in net operating revenues in 1996 as compared to 1995.

     The composition and amounts of sundry expense (income), net, is comparable between 1996 and 1997. Approximately $509 more of cellular partnership income was recorded in 1996 than 1995. Included in 1995 is approximately $567 of non-recurring charges related to costs of start-up businesses.

          (b)   Liquidity and Capital Resources
                -------------------------------

     In 1987, North Pittsburgh exhausted the remaining unborrowed funds which had first become available from the Rural Telephone Bank in 1977. Information relating to long-term debt is included in Note 2 to the Consolidated Financial Statements. The Registrant and its subsidiaries financed capital expenditures, debt service and dividend payments from internal sources from 1987 to 1996.

     In 1996, North Pittsburgh was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the Rural Utilities Service in the maximum principal amount of $75 million. The maximum principal amount will be advanced periodically over a five-year period which began on January 2, 1997 to furnish or improve telephone service in rural areas. Funds were advanced in 1997 for $3,132 and $3,771 with Interim Maturity Dates of June 30, 1998 and March 31, 1998, respectively. Per the Note Agreement with the FFB, North Pittsburgh intends to elect to extend the maturity dates of the advances, but not beyond the Final Maturity Date of December 31, 2012.

     North Pittsburgh established a line of credit in 1994 in the amount of $10 million with the Rural Telephone Finance Cooperative that is available for general business purposes. No borrowings have taken place against the line of credit.

     Capital expenditure commitments for the purchase and installation of new equipment at December 31, 1997 amounted to approximately $1.1 million, with such amount being part of a 1998 construction program of $23 million to $26 million. Management expects cash flows provided by operating activities and cash reserves in 1998 to service long-term debt, to pay dividends and to finance approximately 25% to 50% of capital additions. The balance of capital additions will be financed from new borrowings. It is anticipated that future payments for long-term debt service will be made from the same sources of internally generated funds. Capital additions beyond 1998 are anticipated to be 25% internally financed.

     Temporary excess funds are invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, etc. Management expects to continue the investment of such excess funds in 1998 which will satisfactorily meet all short-term obligations.

            (c) Other Information
                -----------------

                (1)  Inflation and Changing Prices
                     -----------------------------

     During the three most recent fiscal years, inflation and changing prices have not had a significant impact on net sales and on income from continuing operations.

                (2)  Regulatory Assets
                     -----------------

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

                (3) Alternative Form of Regulation Petition
                    ---------------------------------------

     As discussed in Item 1(c)(i), North Pittsburgh, under Chapter 30 of the Pennsylvania Public Utility Code, must, prior to July 8, 1998, file a petition with the PA PUC for approval of an alternative form of regulation to replace traditional rate base/rate of return regulation or be subject to a show cause proceeding. The petition must include a proposed network modernization plan. Although North Pittsburgh has not determined the form and content of its petition, the ultimate filing of such petition is expected to be of significance to North Pittsburgh. However, it is not possible at this time to determine the PA PUC's disposition of any petition filed or the effect on North Pittsburgh's financial position or results of operations.

                (4) Federal and State Regulatory Proceedings
                    ----------------------------------------

     The Federal Communications Commission (FCC) continues to work on Rulemakings that will spell out the specifics of the Telecommunications Act of 1996 (the 1996 Act) and the PA PUC must then finalize its course of action to fully implement the 1996 Act, or to the extent possible and permissible, change the manner in which such regulations are implemented in Pennsylvania before the impact on North Pittsburgh, a Rural Telephone Company under the 1996 Act, can be fully understood and measured. However, the clear intent of the 1996 Act is to open up the local exchange market to competition. This appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its services at wholesale rates, provide number portability, if feasible, provide dialing parity, provide interconnection to any requesting carrier for the transmission and routing of telephone exchange service and exchange access and provide access to network elements. The Company joined with 17 other rural companies in Pennsylvania to file a Petition with the PA PUC requesting a temporary suspension of the interconnection requirements of Section 251 of the 1996 Act for a two-year period following resolution of the FCC's Universal Service and Access Reform Orders. The Petition was filed February 20, 1997 and the PA PUC approved the petition on July 10, 1997.

     The 1996 Act, FCC and PA PUC regulatory proceedings and the thrust towards a fully competitive marketplace have created some uncertainty in respect to the levels of North Pittsburgh's revenue growth in the future. However, its unique location in a growing commercial/residential suburban traffic corridor to the north of the City of Pittsburgh, its state-of-the-art switching transmission and transport facilities and its extensive fiber network place North Pittsburgh in a solid position to meet competition and minimize any loss of revenues. In addition, North Pittsburgh continues to make its network flexible and responsive to the needs of its customers to meet competitive threats. New services, access line growth and anticipated usage growth is expected to lessen or offset any reductions in North Pittsburgh's revenue sources.

                (5)   Year 2000
                      ---------

     The Registrant has taken actions to understand the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant. The Registrant began work last year to prepare its operational support, financial and other computer-based systems for the Year 2000, including replacing and/or updating existing legacy systems. Some of the work is part of larger systems upgrades. In mid-1999, the Registrant will begin outsourcing operational support systems and accounting functions currently performed in-house. The outsourcing vendors report that their systems are Year 2000 compliant. These systems will enable the Registrant to provide for its future data processing needs. The Registrant estimates that the incremental costs associated with downsizing its internal data processing workforce will be $1.5 million over the next two years. Other costs associated with outsourcing data processing functions cannot be estimated at this time. The Registrant expects to avoid disruption of its information, telephony and business systems as a result of these efforts.

            (6) New Accounting Pronouncements
                -----------------------------

     Statements of Financial Accounting Standards No. 128, "Earnings Per Share", No. 130, "Reporting Comprehensive Income Summary" and No. 131, "Disclosures about Segments of an Enterprise and Related Information" were effective for the year ended December 31, 1997. These statements have no material impact on the Registrant.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
-------- ---------------------------------------------------------

     This item is not applicable.

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

     Information in respect to executive officers of the Registrant is included herein as a separate Additional Item for Part I under the caption "Executive Officers of the Registrant" and follows Item 4. The other information required by Items 10, 11, 12 and 13 has been omitted from this report since the Registrant expects to file a Definitive Proxy Statement pursuant to Regulation 14A involving, inter alia, the election of Directors not later than 120 days
               ----- ----
after the end of the fiscal year covered by this report.



                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------  ---------------------------------------------------------------

     (a) The following documents of the Registrant and its subsidiaries are filed as part of this report:

      1.  Financial Statements:
          --------------------

          Consolidated Balance Sheets as of December 31, 1997 and 1996

          Consolidated Statements of Earnings for each of the years in the three-year period ended December 31, 1997

          Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1997


          Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997

          Notes to Consolidated Financial Statements



      2.  Financial Statement Schedules:
          -----------------------------


          Condensed Financial Information of Registrant for each of the years in the three-year period ended December 31, 1997


     All schedules other than those listed above have been omitted because the information is either not required or is set forth in the financial statements or notes thereto.

      3.  Exhibits.  The Exhibit Index for Annual Reports on Form 10-K and
          --------
applicable Exhibits are reported in this report under the caption OTHER INFORMATION.

     (b) Reports on Form 8-K.  A Form 8-K was filed on December 12, 1997,
         -------------------
     disclosing the resignation of Gerald A. Gorman as President of the Registrant and the election of Harry R. Brown as Senior Vice President of the Registrant and Senior Vice President and Acting General Manager of NPTC.

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

                  December 31, 1997, 1996 and 1995

                  (With Independent Auditors' Report Thereon)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedule

                        December 31, 1997, 1996 and 1995



                                                                   Page
                                                                   ----

Independent Auditors' Report                                       1

Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1997 and 1996     2 - 3
  Consolidated Statements of Earnings for the Years Ended
    December 31, 1997, 1996 and 1995                               4
  Consolidated Statements of Shareholders' Equity for the Years
    Ended December 31, 1997, 1996 and 1995                         5
  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1997, 1996 and 1995                               6 - 7
  Notes to Consolidated Financial Statements                       8 - 21

Consolidated Financial Statement Schedule:
  I. Condensed Financial Information of Registrant for the
      Years Ended December 31, 1997, 1996 and 1995                22 - 26

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Pittsburgh Systems, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       KPMG PEAT MARWICK LLP

Pittsburgh, Pennsylvania
February 13, 1998

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1997 and 1996

                 (Amounts in Thousands, Except Per Share Data)

                                                                         1997              1996
                                                                         ----              ----
           Assets
           ------

Current assets:
  Cash and temporary investments                                       $ 15,938           11,313
  Marketable securities available for sale (notes 6 and 7)               16,847              329
  Marketable securities held to maturity (note 7)                             -              451
  Accounts receivable:
    Customers                                                             3,401            4,090
    Access service settlements and other                                  5,995            5,270
  Prepaid expenses                                                           25              163
  Inventories of construction and operating
    materials and supplies                                                3,360            3,169
                                                                       --------          -------
          Total current assets                                           45,566           24,785

Property, plant and equipment (note 2):
  Land                                                                      475              507
  Buildings                                                              10,543           11,834
  Equipment                                                             122,492          108,728
                                                                       --------          -------
                                                                        133,510          121,069

    Less accumulated depreciation and amortization                       69,303           60,333
                                                                       --------          -------
                                                                         64,207           60,736

  Construction-in-progress                                                6,990            4,858
                                                                       --------          -------
          Total property, plant and equipment, net                       71,197           65,594

Investments (note 6)                                                      7,499            5,763
Deferred financing cost                                                     954            1,055
Prepaid pension cost (note 3)                                               580              622
Other assets                                                              2,037            1,704
                                                                       --------          -------
                                                                       $127,833           99,523
                                                                       ========          =======

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                 (Amounts in Thousands, Except Per Share Data)

                                                                         1997              1996
                                                                         ----              ----
          Liabilities and Shareholders' Equity
          ------------------------------------

Current liabilities:
  Current portion of long-term debt (note 2)                           $    803               944
  Accounts payable                                                        4,794             4,702
  Accrued legal settlement (note 6)                                       3,180                 -
  Dividend payable                                                        2,101             1,955
  Deferred income taxes (note 5)                                          5,289                 -
  Other accrued liabilities                                               2,304             2,113
  Federal and state income taxes (note 5)                                   389               670
                                                                       --------            ------
          Total current liabilities                                      18,860            10,384

Long-term debt (note 2)                                                  27,037            21,311

Deferred income taxes (note 5)                                            6,560             5,969
Postretirement benefits (note 4)                                          4,764             4,497
Other liabilities                                                         2,052             2,056

Shareholders' equity:
  Capital stock - common stock, par value $.15625;
    authorized 50,000 shares; issued and
    outstanding 15,040 shares                                             2,350             2,350
  Capital in excess of par value                                          2,215             2,215
  Retained earnings (note 2)                                             64,501            50,724
  Less cost of treasury stock (1997: 35 shares)                            (508)                -
  Unrealized gain on available for sale securities, net
    (notes 5 and 7)                                                           2                17
                                                                       --------            ------
          Total shareholders' equity                                     68,560            55,306
                                                                       --------            ------

                                                                       $127,833            99,523
                                                                       ========            ======

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings

              For the Years Ended December 31, 1997, 1996 and 1995

                 (Amounts in Thousands, Except Per Share Data)

                                                               1997             1996             1995
                                                              ------            ----             ----
Operating revenues:
  Local network services                                     $ 10,209            8,684            7,524
  Long distance and access services                            43,512           41,880           38,897
  Directory advertising, billing
    and other services                                          2,210            2,181            2,139
  Telecommunication equipment sales                             2,769            2,639            2,230
  Other operating revenues                                      7,507            4,549            1,967
                                                             --------           ------           ------
                                                               66,207           59,933           52,757

Operating expenses:
  Network and other operating expenses                         27,803           26,066           21,135
  Depreciation and amortization (note 1)                       10,677            9,508            8,345
  State and local taxes                                         3,009            2,364            2,267
  Telecommunication equipment expenses                          2,601            2,411            2,001
                                                             --------           ------           ------
                                                               44,090           40,349           33,748
                                                             --------           ------           ------

          Net operating revenues                               22,117           19,584           19,009

Other expense (income), net:
  Interest expense                                              1,710            1,549            1,596
  Interest income                                                (608)            (764)          (1,066)
  Net gain on sale of investment (note 6)                     (14,516)               -                -
  Sundry expense (income), net                                   (840)            (840)             738
                                                             --------           ------           ------
                                                              (14,254)             (55)           1,268
                                                             --------           ------           ------

          Earnings before income taxes                         36,371           19,639           17,741

Provision for income taxes (note 5)                            14,186            7,909            7,054
                                                             --------           ------           ------
          Net earnings                                       $ 22,185           11,730           10,687
                                                             ========           ======           ======

Average common shares outstanding                              15,019           15,040           15,040
                                                             ========           ======           ======

Basic and diluted earnings per share                            $1.48             .78             .71
                                                                =====             ===             ===

Dividends per share                                             $ .56             .52             .48
                                                                =====             ===             ===

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

              For the Years Ended December 31, 1997, 1996 and 1995

                 (Amounts in Thousands, Except Per Share Data)

                                                               1997             1996             1995
                                                              ------            ----             ----
Capital stock - common stock:
  Amount at beginning and end of year                        $ 2,350            2,350            2,350
                                                             =======           ======           ======

Capital in excess of par value:
  Amount at beginning and end of year                        $ 2,215            2,215            2,215
                                                             =======           ======           ======

Retained earnings:
  Amount at beginning of year                                 50,724           46,814           43,346
  Net earnings for year                                       22,185           11,730           10,687
                                                             -------           ------           ------
                                                              72,909           58,544           54,033

  Dividends on common stock                                    8,408            7,820            7,219
                                                             -------           ------           ------
  Amount at end of year                                      $64,501           50,724           46,814
                                                             =======           ======           ======

Treasury stock:
  Amount at beginning of year                                      -                -                -
  Purchased (35 shares in 1997)                                  508                -                -
                                                             -------           ------           ------
  Amount at end of year                                      $   508                -                -
                                                             =======           ======           ======

Unrealized gain on available for sale securities:
  Amount at beginning of year                                     17              148                -
  Change during year                                             (15)            (131)             148
                                                             -------           ------           ------
  Amount at end of year                                      $     2               17              148
                                                             =======           ======           ======

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

              For the Years Ended December 31, 1997, 1996 and 1995

                             (Amounts in Thousands)

                                                               1997             1996             1995
                                                              ------            ----             ----
Cash from operating activities:
  Net earnings                                              $ 22,185           11,730           10,687
  Adjustments to reconcile net earnings
    to net cash from operating activities:
      Depreciation and amortization                           10,677            9,508            8,345
      Net gain on sale of investment (note 6)                (14,516)               -                -
      Gain on sale of MCSI                                      (292)               -                -
      Gain on sale of marketable securities                      (99)            (128)               -
      Equity income of affiliated companies                   (1,077)            (989)            (474)
      Provision for postretirement
        benefits other than pensions                             267              247              185
      Investment tax credit amortization                         (98)            (101)            (151)
      Deferred income taxes                                    5,880              389              (85)
      Changes in assets and liabilities:
        Accounts receivable                                   (1,781)            (515)          (1,381)
        Inventories of construction and
          operating materials and supplies                      (191)            (788)            (270)
        Deferred financing costs, prepaid
          pension costs and other assets                        (179)           1,536              131
        Accounts payable                                         576           (1,635)           1,163
        Other accrued liabilities                                314              390              214
        Federal and state income taxes                          (281)             379               43
        Other, net                                                 -             (163)              20
                                                            --------           ------           ------
              Total adjustments                                 (800)           8,130            7,740
                                                            --------           ------           ------

              Net cash from operating
                activities                                    21,385           19,860           18,427

                                                                    (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                             (Amounts in Thousands)

                                                               1997             1996             1995
                                                              ------            ----             ----
Cash used for investing activities:
  Expenditures for property and equipment                    $(18,913)       (16,303)         (15,818)
  Net (cost of removal) salvage on retirements                    547            382             (148)
                                                             --------        -------          -------
              Net capital additions                           (18,366)       (15,921)         (15,966)

  Proceeds from sale of investment (note 6)                     1,655              -                -
  Proceeds from sale of MCSI, net of cash sold                  3,305              -                -
  Purchase of marketable securities held to maturity                -           (454)          (7,381)
  Proceeds from redemption of marketable
    securities held to maturity                                   451          6,519            6,376
  Purchase of marketable securities available for                (234)          (433)            (908)
   sale
  Proceeds from sale of marketable securities
    available for sale                                            541          1,657            1,683
  Investments in affiliated entities                           (1,893)          (898)            (282)
  Distributions from affiliated entities                          534              -              361
                                                             --------        -------          -------
              Net cash used for investing
                activities                                    (14,007)        (9,530)         (16,117)

Cash used for financing activities:
  Cash dividends                                               (8,262)        (7,670)          (7,068)
  Retirement of debt                                             (886)          (706)            (661)
  Proceeds from issuance of debt                                6,903              -                -
  Purchase of treasury stock                                     (508)             -                -
                                                             --------        -------          -------
              Net cash used for financing
                activities                                     (2,753)        (8,376)          (7,729)
                                                             --------        -------          -------

Net increase (decrease) in cash and temporary
  investments                                                   4,625          1,954           (5,419)
Cash and temporary investments at beginning of year            11,313          9,359           14,778
                                                             --------        -------          -------
Cash and temporary investments at end of year                $ 15,938         11,313            9,359
                                                             ========        =======          =======

Supplemental disclosures of cash flow information:
  Interest paid                                              $  1,612          1,450            1,492
                                                             ========        =======          =======

  Income taxes paid                                          $  8,685          7,241            6,994
                                                             ========        =======          =======

  Fixed assets acquired under capital leases                $      -             565                -
                                                             ========        =======          =======

  Marketable securities received in connection with
    investment transaction (note 6)                          $ 16,124              -                -
                                                             ========        =======          =======

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995

                 (Amounts in Thousands, Except Per Share Data)


(1) Summary of Significant Accounting Policies
    ------------------------------------------

    Basis of Presentation and Consolidation
    ---------------------------------------

    The consolidated financial statements include the accounts of North
     Pittsburgh Systems, Inc. (the Company) and its subsidiaries, North Pittsburgh Telephone Company (NPTC), Penn Telecom, Inc. (PTI) and Pinnatech, Inc. Also consolidated herein is the financial activity of Management Consulting Solutions, Inc. (MCSI) until its sale on July 31, 1997. The Company, through NPTC and PTI, is primarily engaged in providing telecommunications equipment and services to its customers generally located in western Pennsylvania. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    Revenue Recognition
    -------------------

    Revenues are recognized when earned. Local service and intralata long distance revenues are subject to the jurisdiction of the Pennsylvania Public Utilities Commission (PUC). The Company participates in interstate pooling arrangements with other telephone companies. Such pools are funded by access service charges regulated by the Federal Communications Commission. Revenue earned through pooling is initially recorded based on estimates. The Company has settled substantially all access service arrangements through 1996.

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

   Depreciation on telephone plant in service is provided on a straight-line basis over estimated useful lives of 10 to 30 years for buildings and 5 to 20 years for equipment. In 1995, the Company reduced estimated useful lives of cable and central office equipment due to technological and competitive changes in the telecommunications industry, resulting in a 1995 charge of $593 ($357 after income taxes, $.02 per share). Depreciation as a percentage of average depreciable plant in service amounted to 8.4%, 8.2% and 8.2% in 1997, 1996 and 1995, respectively. The average remaining life of plant in service as of December 31, 1997, is approximately 6.0 years.

   On construction projects lasting 12 months or more, interest costs incurred on the related funds expended during the construction period are capitalized as part of the project cost in accordance with regulatory requirements. No interest was capitalized during 1997, 1996 or 1995.

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

   Accounts Receivable
   -------------------

   The Company provides telecommunication services to customers (business and residential) located in western Pennsylvania and access connectivity to interexchange carriers. Access service settlements and other represent, for the most part, amounts due from interexchange carriers.

   The Company employs the direct write-off method for bad debts. Uncollected accounts receivable are expensed approximately 90 days after telephone service to such customer has been disconnected.

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

    Earnings Per Share
    ------------------

    In 1997, the Company adopted the provisions of Statement of Financial
     Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which requires the presentation of "Basic Earnings Per Share" and "Diluted Earnings Per Share." The adoption of SFAS 128 had no impact on the Company's calculation of earnings per share because the Company has no potential, dilutive common shares outstanding.

    Reclassifications
    -----------------

    Certain prior year amounts have been reclassified to conform with the current year's presentation.

(2) Long-Term Debt
    --------------

    Long-term debt as of December 31, 1997 and 1996, was as follows:

                                                           1997           1996
                                                          ------          ----
          6.5% notes payable to Rural Telephone
            Bank, maturing in 2019                        $20,937        21,690
          5.9% note payable to Federal Financing Bank       3,132             -
          5.3% note payable to Federal Financing Bank       3,771             -
          Capital lease on MCSI equipment                       -           565
                                                          -------        ------
                                                           27,840        22,255

             Less current portion of long-term debt           803           944
                                                          -------        ------
                 Long-term debt                           $27,037        21,311
                                                          =======        ======

    Principal payments required over the next five years calculated on the outstanding indebtedness at December 31, 1997, are: $803 in 1998; $857 in 1999; $913 in 2000; $974 in 2001; and $1,039 in 2002.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

    The notes payable to the Rural Telephone Bank are secured by a supplemental
     Mortgage Agreement executed by NPTC which provides that substantially all of the property, plant and equipment of NPTC are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions. Under these restrictions, unless certain working capital and net worth levels are maintained, NPTC is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholder, or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As of December 31, 1997, consolidated retained earnings of the Company of approximately $35,639 were available for dividends and other distributions.

    In 1996, NPTC was granted approval for a loan from the Federal Financing
     Bank (FFB) guaranteed by the Rural Utilities Service in the maximum principal amount of $75 million. The maximum principal amount will be advanced periodically over a five-year period beginning January 2, 1997, to furnish or improve telephone service in rural areas. In 1997, advances of $3,132 and $3,771 were made to the Company with interim maturity dates of June 30, 1998, and March 31, 1998, respectively. As permitted by the note agreement with the FFB, the Company intends to extend the maturity dates of the advances up to December 31, 2012.

    Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 1997, is $27,437.

    NPTC also has a $10 million line of credit at a rate of prime plus 1-1/2% with the Rural Telephone Finance Cooperative. The line of credit was not used in 1997 or 1996.

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

                                                                   (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

   Net periodic pension cost includes the following components:

                                               1997        1996       1995
                                               ----        ----       ----
           Service cost                       $   892        836        779
           Interest cost on projected
             benefit obligation                 1,722      1,595      1,491
           Return on assets                    (4,027)    (2,539)    (1,975)
           Net amortization and deferral        2,284      1,012        655
                                              -------     ------     ------
                  Net periodic pension
                    cost                      $   871        904        950
                                              =======     ======     ======

   Assumptions used in the calculation of net periodic pension cost are:

                                                1997       1996       1995
                                                ----       ----       ----
           Discount rate                      % 7.00       7.00       7.00
           Salary increases                     6.00       6.00       6.00
           Expected long-term rate of return    7.50       7.50       7.50

                                                                   (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

   The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1997 and 1996:

                                                          1997            1996
                                                          ----            ----
       Actuarial present value of benefit obligations:

         Vested benefit obligation                       $(18,868)        (17,069)
                                                         ========         =======

         Accumulated benefit obligation                  $(19,745)        (17,788)
                                                         ========         =======

         Projected benefit obligation                    $(26,056)        (25,026)
       Plan assets at fair value                           27,528          23,482
                                                         --------         -------
       Plan assets in excess of (less than)
         projected benefit obligation                       1,472          (1,544)

       Unrecognized net asset at transition                (1,223)         (1,376)
       Unrecognized prior service cost                      2,146           1,738
       Unrecognized net (gain) loss                        (1,815)          1,804
                                                         --------         -------
       Prepaid pension cost                              $    580             622
                                                         ========         =======

       Assumptions used in the calculation of the
         actuarial present value of benefit
         obligations:
           Discount rate                                  %  7.00            7.00
           Salary increases                                  5.00            6.00

                                                                   (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

(4) Other Postretirement Benefit Plans
    ----------------------------------

    Eligible retirees are provided healthcare and life insurance benefits until the retiree reaches 65 years of age under an unfunded plan.

    The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at December 31, 1997 and 1996:

                                                            1997       1996
                                                            ----       ----
        Accumulated postretirement benefit obligation:
          Retirees                                         $1,200      1,004
          Fully eligible active plan participants           1,204      1,240
          Other active plan participants                    2,210      2,132
                                                           ------      -----
                 Accumulated postretirement
                  benefit obligation                        4,614      4,376

        Unrecognized prior service cost                        99        111
        Unrecognized net gain                                  51         10
                                                           ------      -----
                 Accrued postretirement benefit cost       $4,764      4,497
                                                           ======      =====

   Net periodic postretirement benefit cost includes the following components:

                                                    1997       1996     1995
                                                    ----       ----     ----
        Service cost                                $142        144      151
        Interest cost                                300        272      267
                                                    ----        ---      ---
               Net periodic postretirement
                 benefit cost                       $442        416      418
                                                    ====        ===      ===

   For measurement purposes, the annual rate of increase in the per capita cost of covered benefits (i.e., healthcare cost trend rate) for 1997 was 10.3 percent for participants whose coverage included Major Medical insurance and Point-of-Service Plan and 8.9 percent for participants who have Blue Cross/Blue Shield coverage only; the rates were assumed to decrease gradually to 5 percent by the year 2008 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed healthcare cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by $462 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1997, by $59.


                                                                   (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

    The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7 percent at December 31, 1997 and 1996. Salaries were assumed to increase at a rate of 5 percent per year in 1997 and 6 percent per year in 1996 for current active employees for life insurance benefit projections.

(5) Income Taxes
    ------------

    The components of income tax expense are:


                                                1997       1996     1995
                                                ----       ----     ----
         Current:
           Federal                             $ 6,141     5,603     5,446
           State                                 2,263     2,018     1,844
                                               -------     -----     -----
                                                 8,404     7,621     7,290

         Deferred:
           Federal                               4,460       291       (85)
           State                                 1,420        98         -
                                               -------     -----     -----
                                                 5,880       389       (85)

         Deferred investment tax credit            (98)     (101)     (151)
                                               -------     -----     -----
                                               $14,186     7,909     7,054
                                               =======     =====     =====

   The Company's income tax expense differs from income tax expense computed at the federal statutory rate of 35 percent due to the following factors:



                                                1997       1996      1995
                                                ----       ----      ----

         Statutory federal income tax          $12,729     6,874     6,209
         State taxes on income (net of
           federal income tax benefit)           2,362     1,275     1,152
         Federal benefit of phase-in of 1%
           surtax                                    -         -       (30)
         Change in beginning of year
           valuation allowance                    (845)       99        57
         Investment tax credit                     (98)     (101)     (151)
         Tax-exempt interest                        (5)      (88)     (143)
         Other                                      43      (150)      (40)
                                               -------     -----     -----
         Income tax expense                    $14,186     7,909     7,054
                                               =======     =====     =====

                                                                  (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

   The significant components of deferred income tax expense attributable to income from operations are as follows:

                                                     1997       1996      1995
                                                     ----       ----      ----
         Deferred tax expense (exclusive of the
           effects of the other components below)    $  737      290       (142)
         Net gain on investment (note 6)              5,289        -          -
         Use of capital loss carryforward               699        -          -
         Increase (decrease) in beginning of year
           valuation allowance                         (845)      99         57
                                                     ------      ---       ----
                                                     $5,880      389        (85)
                                                     ======      ===       ====

   Additional deferred tax benefit of $1 and $12 for the years ended December
     31, 1997 and 1996, respectively, were included in shareholders' equity in relation to an unrealized gain on marketable securities classified as available for sale (note 7).

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, are presented below:


                                                                1997             1996
                                                                ----             ----
         Deferred tax assets:
           Postretirement benefits                             $(1,947)          (1,837)
           Deferred compensation                                  (446)            (428)
           Compensated absences, principally due
             to accrual for financial reporting purposes          (238)            (228)
           Capital loss carryforward                                 -             (699)
           Goodwill                                                (64)            (206)
           Other                                                  (687)            (607)
                                                               -------           ------
                   Total gross deferred tax assets              (3,382)          (4,005)

             Less valuation allowance                              442            1,287
                                                               -------           ------
                   Net deferred tax assets                      (2,940)          (2,718)

                                                            (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                                                                      1997             1996
                                                                      ----             ----
         Deferred tax liabilities:
           Plant and equipment, principally due to
             differences in depreciation                              $ 8,424           7,642
           Pension                                                        538             608
           Amortization of deferred financing costs                       193             219
           Basis in SmarTalk stock (note 6)                             5,289               -
           Net unrealized gain on available for sale
             securities                                                     1              12
           Other                                                          344             206
                                                                      -------           -----
                   Total gross deferred tax liability                  14,789           8,687
                                                                      -------           -----

                   Net deferred tax liability                         $11,849           5,969
                                                                      =======           =====

         Unamortized investment tax credit                            $   271             369
                                                                      =======           =====

   The valuation allowance for deferred tax assets relates to state loss carryforwards of subsidiaries and impairment write-downs. The valuation allowance for deferred tax assets as of January 1, 1997 and 1996, was $1,287 and $1,188, respectively. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996, was a decrease of $845 and an increase of $99, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                                                            (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

    At December 31, 1997, the Company has net operating loss carryforwards for state income tax purposes of $3,000 which are available to offset future federal taxable income, if any, through 1999.

(6) Investments
    -----------

    The Company's investments at December 31, 1997 and 1996, consist of the following:

                                                             1997        1996
                                                             ----        ----
         Investments at equity:
           Investments in cellular limited partnerships     $7,404      5,062
           Boulevard Communications, LLP                        95          -
           Conquest Telecommunication
             Services Corporation                                -        701
                                                            ------      -----
                   Total investments                        $7,499      5,763
                                                            ======      =====

    In 1997 and 1996, the Company had capital calls amounting to $1,800 and $898, respectively, to maintain its ownership percentages in its cellular limited partnership investments.

   Since 1988, the Company has owned an investment in the common stock of Conquest Telecommunications Services Corporation (Conquest), a non-public company. In 1997, SmarTalk Teleservices, Inc. (SmarTalk), a public company, announced a proposed acquisition of Conquest, which was completed on December 31, 1997. In connection with liquidating its investment in Conquest, the Company entered into the following transactions which resulted in a net pre-tax gain of $14,516 ($9,003 after income taxes, $.60 per share) in 1997.

     (1) In November 1997, the Company agreed to settle litigation brought against it by other Conquest shareholders (Plaintiffs). The settlement agreement, which became effective only upon completion of the proposed acquisition, resulted in a 1997 pre-tax loss of $3,180. In January 1998, the Company paid the Plaintiffs $750 in cash and $2,430 in SmarTalk stock (the Settlement Shares) in satisfaction of the settlement agreement.

                                                                  (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     (2) In order to utilize expiring tax loss carryforwards, the Company entered into a transaction in December 1997 whereby it sold a portion of its investment in Conquest to a third party for cash resulting in a pre-tax gain of $1,572. In addition, the Company granted the buyer an option to purchase all of its SmarTalk shares, except the Settlement Shares, received upon completion of the acquisition, at $21 per share (the Option Price).

     (3) On December 31, 1997, the acquisition was completed, and the Company exchanged its remaining shares of Conquest common stock for shares of SmarTalk common stock resulting in a realized pre-tax gain of $16,124. As of December 31, 1997, the SmarTalk shares were included in available-for-sale securities (note 7) and were valued at the Option Price. The option was exercised in January 1998 resulting in the Company exchanging its remaining SmarTalk shares for cash.

(7)  Marketable Securities
     ---------------------

     Information about marketable investment securities at December 31, 1997 and 1996, is as follows:

                                                         1997
                                        --------------------------------------
                                                Unrealized  Unrealized  Market
                                         Cost     gains       losses    value
                                        ------  ----------  ----------  ------
         Available for sale:
           Equity securities             $16,845    2            -      16,847
                                         =======    =            =      ======

                                                            1996
                                         --------------------------------------
                                                 Unrealized  Unrealized  Market
                                          Cost     gains       losses    value
                                         ------  ----------  ----------  ------
         Available for sale:
           Equity securities              $300       41         (12)       329
                                          ====       ==         ===        ===

         Held to maturity:
           Debt securities of states and
             their political subdivisions
             due within one year          $451        1           -        452
                                          ====       ==         ===        ===

                                                                   (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

    Realized gains and losses on the sale of marketable securities in each of the three years ended DecemberE31, 1997, were not significant.

(8) Unaudited Quarterly Financial Data for 1997 and 1996
    ----------------------------------------------------

    The following are summaries of quarterly financial data for the years ended
     December 31, 1997 and 1996, as reported by the Company:


                                            Unaudited (in thousands, except per share data)
                                            ------------------------------------------------
                                                First        Second      Third       Fourth
                                               quarter      quarter     quarter     quarter
                                            -------------  ----------  ----------  ---------
       1997:
           Operating revenues               $16,587        17,864       15,934      15,823
           Net operating revenues             5,637         6,130        5,522       4,828
           Net earnings                       3,195         3,715        3,454      11,821*
           Earnings per common share:
             Net earnings                       .21           .25          .23         .79*

       1996:
           Operating revenues               $14,865        14,710       15,252      15,106
           Net operating revenues             5,257         4,568        4,750       4,879
           Net earnings                       3,056         2,620        2,879       3,175
           Earnings per common share:
             Net earnings                       .20           .17          .19         .21

      * The 1997 fourth quarter reflects the net after-tax gain of $9,003 described in note 6.

                                                            Schedule I
                                                            ----------

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                            Condensed Balance Sheets

                           December 31, 1997 and 1996

                             (Amounts in Thousands)

               Assets                                                    1997              1996
               ------                                                    ----              ----
Current assets:
  Cash and temporary investments                                         $ 3,932           5,609
  Marketable securities available for sale                                16,741               -
  Marketable securities held to maturity                                       -             451
  Dividend receivable from subsidiary                                      2,106           1,955
  Accounts receivable - other                                                 22              22
                                                                         -------          ------
          Total current assets                                            22,801           8,037

Property, plant and equipment:
  Land                                                                       150             150
  Buildings                                                                1,208           1,208
                                                                         -------          ------
                                                                           1,358           1,358

    Less accumulated depreciation and amortization                            76              32
                                                                         -------          ------
                                                                           1,282           1,326

Other assets                                                               1,702           2,230
Investment in subsidiaries                                                52,573          40,328
Notes and accounts receivable - subsidiaries                               1,177           5,488
                                                                         -------          ------
                                                                         $79,535          57,409
                                                                         =======          ======

                                                                     (Continued)

                                                           ---------------------


                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                      Condensed Balance Sheets, Continued

                             (Amounts in Thousands)

                                                                           1997             1996
                                                                           ----             ----
         Liabilities and Shareholders' Equity
         ------------------------------------

Current liabilities:
  Dividend payable                                                       $ 2,101            1,955
  Accrued legal settlement                                                 3,180                -
  Deferred income taxes                                                    5,289                -
  Accounts payable - subsidiaries                                             27                -
  Other liabilities                                                          378              148
                                                                         -------           ------
          Total current liabilities                                       10,975            2,103

Shareholders' equity:
  Common stock                                                             2,350            2,350
  Capital in excess of par value                                           2,215            2,215
  Retained earnings                                                       64,501           50,741
  Unrealized gain on available for sale securities                             2                -
  Less cost of treasury stock                                               (508)               -
                                                                         -------           ------
                                                                          68,560           55,306
                                                                         -------           ------

                                                                         $79,535           57,409
                                                                         =======           ======

                                                                     (Continued)

                                                           ---------------------

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                       Condensed Statements of Operations

              For the Years Ended December 31, 1997, 1996 and 1995

                             (Amounts in Thousands)

                                                               1997          1996           1995
                                                              ------         ----           ----
Revenues:
  Dividends from subsidiaries                                 $ 2,106        13,821          9,415
  Interest income                                                 542           459            288
  Nonoperating income                                               6           142            104
  Net gain on sale of investment                               14,516             -              -
                                                              -------        ------         ------
                                                               17,170        14,422          9,807
Expenses:
  General office salaries and expenses                            395           387            292
  State taxes                                                     115            82             65
  Bad debt expense - note receivable - subsidiary               1,389             -              -
                                                              -------        ------         ------
                                                                1,899           469            357
                                                              -------        ------         ------
          Earnings before income taxes and equity
           earnings                                            15,271        13,953          9,450

Income taxes (benefit)                                          5,366            16            (23)
                                                              -------        ------         ------
          Earnings before equity earnings                       9,905        13,937          9,473

Equity in (overdistributed) undistributed net earnings
  of subsidiaries                                              12,280        (2,207)         1,214
                                                              -------        ------         ------
          Net earnings                                        $22,185        11,730         10,687
                                                              =======        ======         ======

                                                                     (Continued)

                                                           ---------------------

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                       Condensed Statements of Cash Flows

              For the Years Ended December 31, 1997, 1996 and 1995

                             (Amounts in Thousands)

                                                            1997            1996           1995
                                                           ------           ----           ----
Cash from operating activities:
  Net earnings                                             $ 22,185         11,730         10,687
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
      Equity in undistributed earnings of affiliates        (12,280)         2,207         (1,214)
      Net gain on liquidation of Conquest
        investment (note 6)                                 (14,516)             -              -
      Other adjustments                                          22           (157)          (166)
      Changes in assets and liabilities:
        Receivables                                           4,310            150           (149)
        Dividend receivable                                    (151)         2,045         (2,346)
        Accounts payable - affiliates                            27              -              -
        Other liabilities                                       231            (83)           151
        Deferred income taxes                                 5,161              -              -
                                                           --------         ------         ------
            Total adjustments                               (17,196)         4,162         (3,724)
                                                           --------         ------         ------
            Net cash provided by operating
              activities                                      4,989         15,892          6,963
                                                           --------         ------         ------
Cash from investing activities:
  Expenditures for property and equipment                         -           (794)          (564)
  Investment in affiliates                                       (2)             -            (40)
  Proceeds from sale of investment                            1,655              -              -
  Purchase of marketable securities held to maturity              -           (454)        (1,237)
  Proceeds from maturity of marketable
    securities held to maturity                                 451          1,014          1,144
  Notes receivable - subsidiaries                                 -         (3,815)        (1,673)
                                                           --------         ------         ------
            Net cash provided by (used for)
              investing activities                            2,104         (4,049)        (2,370)
                                                           --------         ------         ------

                                                                    (Continued)

                                                           ---------------------


                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                 Condensed Statements of Cash Flows, Continued

                             (Amounts in Thousands)

                                                               1997           1996           1995
                                                              ------          ----           ----
Cash used for financing activities:
  Cash dividends                                              $(8,262)        (7,670)        (7,068)
  Purchase of treasury stock                                     (508)             -              -
                                                              -------         ------         ------
            Net cash used for financing
              activities                                       (8,770)        (7,670)        (7,068)

Net (decrease) increase in cash and temporary
  investments                                                  (1,677)         4,173         (2,475)
Cash and temporary investments at beginning of year             5,609          1,436          3,911
                                                              -------         ------         ------
Cash and temporary investments at end of year                 $ 3,932          5,609          1,436
                                                              =======         ======         ======

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         NORTH PITTSBURGH SYSTEMS, INC.
                         ------------------------------
                                   Registrant



By    /s/ H. R. Brown                  By     /s/ C. E. Thomas, Sr.
  --------------------------------       -------------------------------
     H. R. Brown                            C. E. Thomas, Sr.
     President and Director                 Chairman of the Board


Date  March 19, 1998                 Date   March 19, 1998
     -----------------------------        -------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By  /s/ A. P. Kimble
  --------------------------------
     A. P. Kimble
     Director, Vice President and Treasurer



Date    March 19, 1998
     ------------------------------


Directors:


By   /s/ F. D. Reese                  By   /s/ C. E. Cole
  --------------------------------       -------------------------------
     F. D. Reese                            C. E. Cole


Date    March 19, 1998               Date     March 19, 1998
     -----------------------------        -------------------------------

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
