Form 10-Q
period 1998-03-31
NORTH PITTSBURGH SYSTEMS INC
filed 1998-04-27
CIK 764765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                   March 31, 1998
                                    --------------------------------------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                                -------------------------   --------------------

Commission File Number                               0-13716
                                   ---------------------------------------------


                        NORTH PITTSBURGH SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                  25-1485389
   ------------------------------            -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


             4008 Gibsonia Road, Gibsonia, Pennsylvania 15044-9311
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                 724 443-9600
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



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
                         YES     X        NO
                             --------        ---------


                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Common Stock Outstanding
                            ------------------------

At April 24, 1998, the Registrant had 15,005,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                     PART I
                                     ITEM 1
                              FINANCIAL STATEMENTS
                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     (Thousands - Except Per Share Amounts)

                                                     For the Three Months
                                                          Ended March 31
                                                     ---------------------
                                                         1998       1997
                                                        -------    -------
Operating revenues:
    Local network services                              $ 2,825    $ 2,340
    Long distance and access services                    10,996     10,873
    Directory advertising, billing & other services         621        586
    Telecommunication equipment sales                       560        607
    Other operating revenues                              1,094      2,181
                                                        -------    -------
        Total Operating Revenues                         16,096     16,587
                                                        -------    -------

Operating expenses:
   Network and other operating expenses                   6,216      7,018
   Depreciation and amortization                          2,898      2,603
   State and local taxes                                    754        779
   Telecommunication equipment expenses                     537        550
                                                        -------    -------
        Total Operating Expenses                         10,405     10,950
                                                        -------    -------
   Net Operating Revenues                                 5,691      5,637

Other expense (income), net:
   Interest expense                                         462        420
   Interest income                                         (382)      (150)
   Sundry expense (income), net                            (904)        10
                                                        -------    -------
                                                           (824)       280
                                                        -------    -------
        Earnings before income taxes                      6,515      5,357

    Income Taxes                                          2,264      2,162
                                                        -------    -------
        Net earnings                                    $ 4,251    $ 3,195
                                                        =======    =======
Weighted average common shares outstanding               15,005     15,040
                                                        =======    =======
Earnings per share of common stock                      $   .28    $   .21
                                                        =======    =======
Dividends per share of common stock                     $   .15    $   .14
                                                        =======    =======



See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)

          ASSETS                                                                            Mar. 31         Dec. 31
          ------                                                                              1998            1997
                                                                                           --------         --------
Current Assets:
    Cash and temporary investments                                                         $ 33,428         $ 15,938
    Marketable securities available for sale                                                      -           16,847
  Accounts receivable:
       Customers                                                                              2,979            3,401
       Access service settlements and other                                                   6,167            5,995
       Prepaid Expenses                                                                           -               25
    Inventories of construction and operating materials and
       supplies                                                                               3,455            3,360
    Prepaid taxes                                                                               755                -
                                                                                           --------        ---------
      Total current assets                                                                   46,784           45,566
                                                                                           --------        ---------
    Property, plant and equipment
        Land                                                                                    475              475
        Buildings                                                                            10,543           10,543
        Equipment                                                                           124,017          122,492
                                                                                           --------        ---------
                                                                                            135,035          133,510
   Less accumulated depreciation and amortization                                            71,432           69,303
                                                                                           --------        ---------
                                                                                             63,603           64,207
   Construction in progress                                                                   7,652            6,990
                                                                                           --------        ---------
              Total property, plant and equipment, net                                       71,255           71,197
Investments                                                                                   7,733            7,499
Deferred financing costs                                                                        930              954
Prepaid pension cost                                                                          1,098              580
Other assets                                                                                  1,190            2,037
                                                                                           --------        ---------
                                                                                           $128,990         $127,833
                                                                                           ========        =========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
    Current portion of long-term debt                                                      $    816         $    803
    Accounts payable                                                                          5,545            4,794
    Accrued legal settlement                                                                      -            3,180
    Dividend payable                                                                          3,001            2,101
    Deferred income taxes                                                                         -            5,289
    Other accrued liabilities                                                                 2,280            2,304
    Federal and state income taxes                                                            7,454              389
                                                                                           --------        ---------
              Total current liabilities                                                      19,096           18,860
                                                                                           --------        ---------

Long-term debt                                                                               26,830           27,037
Deferred income taxes                                                                         6,560            6,560
Postretirement benefits                                                                       4,826            4,764
Other liabilities                                                                             1,871            2,052
Shareholders' equity:
     Capital stock/Common stock                                                               2,350            2,350
     Capital in excess of par value                                                           2,215            2,215
     Retained earnings                                                                       65,750           64,501
     Unrealized gain (loss) on available for sale securities, net                                 -                2
     Less cost of treasury stock (1998 and 1997-35,000 shares)                                 (508)            (508)
                                                                                           --------        ---------
              Total shareholders' equity                                                     69,807           68,560
                                                                                           --------        ---------
                                                                                           $128,990         $127,833
                                                                                           ========        =========

See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

                                                                    For the Three Months
                                                                       Ended March  31
                                                                   ---------------------
                                                                       1998       1997
                                                                      -------    -------
Cash from operating activities:
    Net earnings                                                      $ 4,251    $ 3,195
    Adjustments to reconcile net earnings to net cash from
      operating activities:

      Depreciation and amortization                                     2,898      2,603
      Gain on sale of marketable securities                                (1)       (12)
      Equity (income) losses of affiliated companies                     (234)         -
      Provision for postretirement benefits other than pensions            62         65
      Changes in assets and liabilities:
         Accounts receivable                                              250     (1,589)
         Inventories of construction and operating materials &
           supplies                                                       (95)      (238)
         Prepaid federal and state taxes                                 (755)      (702)
         Accounts payable                                                 751        821
         Other accrued liabilities                                       (205)      (284)
         Federal and state income taxes                                 1,776      1,491
         Deferred financing costs, prepaid pension costs
           and other assets                                               353       (329)
         Other, net                                                        41        154
                                                                      -------    -------
            Total adjustments                                           4,841      1,980
                                                                      -------    -------
            Net cash from operating activities                          9,092      5,175
                                                                      -------    -------

Cash used for investing activities:
   Expenditures for property and equipment                             (3,136)    (3,702)
   Net salvage on retirements                                             164          2
                                                                      -------    -------
            Net capital additions                                      (2,972)    (3,700)
                                                                      -------    -------

Proceeds from redemption of marketable securites held to maturity           -        100
Purchase of marketable securities available for sale                        -        (55)
Proceeds from sale of marketable securities available for sale            105        149
Proceeds from sale of investment                                       13,561          -
                                                                      -------    -------
             Net cash used for investing activities                    10,694     (3,506)
                                                                      -------    -------

Cash used for financing activities:
    Cash dividends                                                     (2,102)    (1,955)
    Retirement of debt                                                   (194)      (189)
    Payment on capital lease obligations                                    -        (74)
                                                                      -------    -------
             Net cash used for financing activities                    (2,296)    (2,218)
                                                                      -------    -------

Net (decrease) increase in cash and temporary investments              17,490       (549)

Cash and temporary investments at beginning of period                  15,938     11,313
                                                                      -------    -------
Cash and temporary investments at end of period                       $33,428    $10,764
                                                                      =======    =======
Interest paid                                                         $   439    $   395
                                                                      =======    =======
Income taxes paid                                                     $   489    $   667
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



                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.     Financial Condition
       -------------------

       (a) General
           -------

              There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1997 to March 31, 1998, the end of the three-month period reported herein.

       (b) Liquidity and Capital Resources
           -------------------------------

              Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at March 31, 1998 amounted to approximately $2,665,000 with such amount being part of the 1998 Construction Program of $23 million to $26 million. Funds for financing construction expenditures in the three-month period ended March 31, 1998 were generated from internal sources. Based on its 1998 construction budget and projected cash flows, the Registrant anticipates cash flows provided by operating activities and cash reserves in 1998 to service long-term debt, to pay dividends and to finance approximately 50% of capital additions. The balance of capital additions will be financed from new debt financing available from the Rural Utilities Service. At March 31, 1998, construction work in progress was $7,642,000. An additional $8,861,000 is expected to be expended to complete these projects.

              In January 1998, the Registrant delivered shares of SmarTalk Teleservices, Inc. ("SmarTalk"), as well as cash, for transfer to another shareholder of Conquest Telecommunications Services Corp. ("Conquest") in accordance with an agreement reached in 1997 to settle certain claims. In January 1998, the Registrant also sold its remaining shares of SmarTalk to Waterton Investment Group II, L.L.C. ("Waterton") for $14,311,000 in cash pursuant to an option agreement entered into by the Registrant and Waterton in December 1997.

              The Registrant and its subsidiaries have not experienced any difficulty in the past meeting either long-term or short-term cash commitments. Cash flow generated through regular operations has been adequate to not only finance a significant portion of the capital requirements of the Registrant as discussed above but also to meet principal and interest payments on long-term debt and all working capital requirements. It is anticipated that future long-term interest and principal payments will be made from the same source of internally generated funds.

       (c)  Regulatory/Competition
            ----------------------

              North Pittsburgh, under Chapter 30 of the Pennsylvania Public Utility Code, must, prior to July 8, 1998, file a petition with the Pennsylvania Public Utility Commission ("PA PUC") for approval of an alternative form of regulation to replace traditional rate base/rate of return regulation or be subject to a show cause proceeding. The petition must include a proposed network modernization plan. Although North Pittsburgh has not determined the form and content of its petition, the ultimate filing of such petition is expected to be of significance to North Pittsburgh. However, it is not possible at this time to determine the PA PUC's disposition of any petition filed or the effect on North Pittsburgh's financial position or results of operations.

              The Federal Communications Commission ("FCC") continues to work on Rulemakings that will spell out the specifics of the Telecommunications Act of 1996 ("the 1996 Act") and the PA PUC must then finalize its course of action to fully implement the 1996 Act, or to the extent possible and permissible, change the manner in which such regulations are implemented in Pennsylvania before the impact on North Pittsburgh, a Rural Telephone Company under the 1996 Act, can be fully understood and measured. However, the clear intent of the 1996 Act is to open up the local exchange market to competition. This appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its services at wholesale rates, provide number portability, if feasible, provide dialing parity, provide interconnection to any requesting carrier for the transmission and routing of telephone exchange service and exchange access and provide access to network elements. The Company joined with 17 other rural companies in Pennsylvania to file a Petition with the PA PUC requesting a temporary suspension of the interconnection requirements of
              Section 251 of the 1996 Act for a two-year period following resolution of the FCC's Universal Service and Access Reform Orders. The Petition was filed February 20, 1997 and the PA PUC approved the petition on July 10, 1997.

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

       2.  Results of Operations
           ---------------------

              Total operating revenues decreased $491,000 (3.0%) in the three-month period ended March 31, 1998 over the comparable period in 1997. This change was due to an increase in local network services of $485,000 (20.7%), offset by a decrease in other operating revenues of $1,087,000 (49.8%). Increased local network service revenues were attributable to customer growth, growth in second lines and expanded penetration of enhanced services. The decrease in other operating revenues is primarily due to the cessation of operations and subsequent sale of MCSI on July 31, 1997. Long distance and access services increased only moderately for the quarter due to the implementation of a toll savings plan in July 1997, and rate decreases on interstate switched access revenues beginning January 1, 1998. The introduction of the toll savings plan was a proactive step by the Registrant to retain present customers and thus preserve market share in the newly competitive intraLATA long distance market.

              Total operating expenses for the three-month period ended March 31, 1998, decreased $545,000 (5.0%) over the preceding year. That change is principally the result of a decrease in network and other operating expenses of $802,000 (11.4%), offset by an increase in depreciation and amortization of $295,000 (11.3%). The net decrease of $802,000 in network and other operating expenses consists of a decrease of $1,560,000 resulting from the sale of MCSI, offset by an increase of $500,000 primarily due to the introduction of a data processing transition plan, increased marketing efforts, and on-going increases in maintenance, customer service and other administrative expenses. The increase in depreciation and amortization is the direct result of the growth in fixed assets to serve current and future customer needs. The decrease in total operating revenues discussed above coupled with the decrease in total operating expenses resulted in net operating revenues increasing modestly between 1998 and 1997.

              Interest income increased $232,000 primarily due to increased levels of investment in temporary instruments. The net increase in Sundry income (non-operating) of $914,000 is primarily due to an increase in cellular partnership income in 1998 as compared to 1997 and receipts from a one-time insurance settlement.

              The increase in net operating revenues for the three-month period ended March 31,1998, in conjunction with the increase in Sundry income, net, resulted in an increase of $1,158,000 (21.6%) in earnings before income taxes.



                                     ITEM 3
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                 ABOUT MARKET RISK


       1.     This item is not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NORTH PITTSBURGH SYSTEMS, INC.
                                 ------------------------------
                                 (Registrant)



Date  April 27, 1998             /s/ A. P. Kimble
    ------------------           ----------------------------------------
                                 A. P. Kimble, Vice President & Treasurer


Date  April 27, 1998             /s/ N. W. Barthlow
    ------------------           ----------------------------------------
                                 N. W. Barthlow, Vice President & Secretary

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


 (22)           Published report regarding matters           Not Applicable
                submitted to a vote of security holders

 (23)           Consents of experts and counsel              Not Applicable

 (24)           Power of attorney                            Not Applicable

 (27)           Financial Data Schedule                      Attached Hereto

 (99)           Additional exhibits                          Not Applicable

            (b) Reports on Form 8-K - A Form 8-K was filed on January 28, 1998
                -------------------
             disclosing the sale of Conquest/SmarTalk stock and the death of Gerald A. Gorman, a director and former officer.