Form 10-Q
period 1998-06-30
NORTH PITTSBURGH SYSTEMS INC
filed 1998-07-24
CIK 764765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended              June 30, 1998
                                    -----------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                          to
                               -----------------------     ------------------

Commission File Number                               0-13716
                       ------------------------------------------------------

                        NORTH PITTSBURGH SYSTEMS, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Pennsylvania                               25-1485389
  ---------------------------------       -----------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

            4008 Gibsonia Road, Gibsonia, Pennsylvania 15044-9311
-----------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                 724 443-9600
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                  No Change
-----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


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

                            Common Stock Outstanding
                            ------------------------

At July 23, 1998, the Registrant had 15,005,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                     PART I
                                     ITEM 1
                              FINANCIAL STATEMENTS
                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     (Thousands - Except Per Share Amounts)

                                                       For the Three Months     For the Six Months
                                                          Ended June 30           Ended June 30
                                                     ---------------------------------------------
                                                         1998       1997       1998        1997
                                                     ----------    -------   -------     -------
Operating revenues:
    Local network services                              $ 2,983    $ 2,404   $ 5,808     $ 4,743
    Long distance and access services                    11,801     11,111    22,797      21,984
    Directory advertising, billing & other services         569        525     1,191       1,111
    Telecommunication equipment sales                       866        886     1,426       1,494
    Other operating revenues                              1,020      2,938     2,113       5,119
                                                     ----------    -------   -------     -------
        Total Operating Revenues                         17,239     17,864    33,335      34,451
                                                     ----------    -------   -------     -------

Operating expenses:
   Network and other operating expenses                   6,136      7,558    12,352      14,576
   Depreciation and amortization                          2,922      2,677     5,820       5,291
   State and local taxes                                    702        710     1,457       1,489
   Telecommunication equipment expenses                     807        789     1,343       1,339
                                                     ----------    -------   -------     -------
        Total Operating Expenses                         10,567     11,734    20,972      22,695
                                                     ----------    -------   -------     -------
   Net Operating Revenues                                 6,672      6,130    12,363      11,756

Other expense (income), net:
   Interest expense                                         456        395       919         815
   Interest income                                         (387)      (115)     (769)       (265)
   Sundry expense (income), net                            (195)      (264)   (1,099)       (265)
                                                     ----------    -------   -------     -------
                                                           (126)        16      (949)        285
                                                     ----------    -------   -------     -------
        Earnings before income taxes                      6,798      6,114    13,312      11,471

Income taxes                                              2,732      2,399     4,995       4,561
                                                     ----------    -------   -------     -------
        Net earnings                                    $ 4,066    $ 3,715   $ 8,317     $ 6,910
                                                     ==========    =======   =======     =======
Weighted average common shares outstanding               15,005     15,025    15,005      15,032
                                                     ==========    =======   =======     =======
Basic and diluted earnings per share of common stock       $.27       $.25      $.55        $.46
                                                     ==========    =======   =======     =======
Dividends per share of common stock                        $.15       $.14      $.35        $.28
                                                     ==========    =======   =======     =======



     See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Thousands of Dollars)

                                                                           June 30      Dec. 31
       ASSETS                                                                1998        1997
       ------                                                            ----------    ---------
Current Assets:
    Cash and temporary investments                                         $ 24,986    $ 15,938
    Marketable securities available for sale                                      -      16,847
    Accounts receivable:
       Customers                                                              3,537       3,401
       Access service settlements and other                                   7,028       5,995
       Prepaid Expenses                                                           -          25
    Inventories of construction and operating materials and
       supplies                                                               3,713       3,360
    Prepaid taxes                                                               510           -
                                                                           --------    --------
              Total current assets                                           39,774      45,566
                                                                           --------    --------
    Property, plant and equipment
       Land                                                                     475         475
       Buildings                                                             10,792      10,543
       Equipment                                                            126,079     122,492
                                                                           --------    --------
                                                                            137,346     133,510
   Less accumulated depreciation and amortization                            73,795      69,303
                                                                           --------    --------
                                                                             63,551      64,207
   Construction in progress                                                  10,857       6,990
                                                                           --------    --------
              Total property, plant and equipment, net                       74,408      71,197

Investments                                                                   8,837       7,499
Deferred financing costs                                                        906         954
Prepaid pension cost                                                            931         580
Other assets                                                                  1,370       2,037
                                                                           --------    --------
                                                                           $126,226    $127,833
                                                                           ========    ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------------------
Current liabilities:
    Current portion of long-term debt                                      $    829    $    803
    Accounts payable                                                          6,390       4,794
    Accrued legal settlement                                                      -       3,180
    Dividend payable                                                          2,251       2,101
    Deferred income taxes                                                         -       5,289
    Other accrued liabilities                                                 1,847       2,304
    Federal and state income taxes                                            3,100         389
                                                                           --------    --------
              Total current liabilities                                      14,417      18,860
                                                                           --------    --------

Long-term debt                                                               26,613      27,037
Deferred income taxes                                                         6,831       6,560
Postretirement benefits                                                       4,885       4,764
Other liabilities                                                             1,858       2,052
Shareholders' equity:
    Capital stock/Common stock                                                2,350       2,350
    Capital in excess of par value                                            2,215       2,215
    Retained earnings                                                        67,565      64,501
    Unrealized gain (loss) on available for sale securities, net                  -           2
    Less cost of treasury stock (1998 and 1997-35,000 shares)                  (508)       (508)
                                                                           --------    --------
              Total shareholders' equity                                     71,622      68,560
                                                                           --------    --------
                                                                           $126,226    $127,833
                                                                           ========    ========

    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

                                                                            For the Six Months
                                                                              Ended June 30
                                                                         ---------------------
                                                                             1998       1997
                                                                           --------   --------
Cash from operating activities:
    Net earnings                                                            $ 8,317   $  6,910
    Adjustments to reconcile net earnings to net cash from
      operating activities:

      Depreciation and amortization                                           5,820      5,291
      Gain on sale of marketable securities                                      (1)       (90)
      Equity (income) losses of affiliated companies                           (751)      (250)
      Provision for postretirement benefits other than pensions                 121        133
      Changes in assets and liabilities:
         Accounts receivable                                                 (1,169)    (1,600)
         Inventories of construction and operating materials &
           supplies                                                            (353)       299
         Prepaid federal and state taxes                                       (510)      (432)
         Accounts payable                                                     1,596      1,126
         Other accrued liabilities                                             (651)      (405)
         Federal and state income taxes                                      (2,307)       282
         Deferred financing costs, prepaid pension costs
           and other assets                                                     364        (18)
         Other, net                                                              62       (104)
                                                                           --------   --------
            Total adjustments                                                 2,221      4,232
                                                                           --------   --------
            Net cash from operating activities                               10,538     11,142
                                                                           --------   --------

Cash used for investing activities:
    Expenditures for property and equipment                                  (9,457)    (9,180)
    Net salvage on retirements                                                  389        134
                                                                           --------   --------
            Net capital additions                                            (9,068)    (9,046)
                                                                           --------   --------
    Proceeds from redemption of marketable securities held to
     maturity                                                                     -        150
    Purchase of marketable securities available for sale                          -       (131)
    Proceeds from sale of marketable securities available for sale              105        445
    Proceeds from sale of investment                                         13,561          -
    Investments in affiliated entities                                         (630)    (1,901)
    Distributions from affiliated entities                                       43          -
                                                                           --------   --------
            Net cash used for investing activities                            4,011    (10,483)
                                                                           --------   --------

Cash used for financing activities:
    Cash dividends                                                           (5,103)    (4,061)
    Retirement of debt                                                         (398)      (373)
    Proceeds from issuance of debt                                                -      3,132
    Purchase of treasury stock                                                    -       (508)
    Payment on capital lease obligations                                          -       (118)
                                                                           --------   --------
            Net cash used for financing activities                           (5,501)    (1,928)
                                                                           --------   --------

Net (decrease) increase in cash and temporary investments                     9,048     (1,269)

Cash and temporary investments at beginning of period                        15,938     11,313
                                                                           --------   --------
Cash and temporary investments at end of period                             $24,986   $ 10,044
                                                                           ========   ========
Interest paid                                                               $   876   $    760
                                                                           ========   ========
Income taxes paid                                                           $ 7,302   $  4,293
                                                                           ========   ========


    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)   GENERAL
      -------

                   The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Registrant's wholly-owned subsidiaries, North Pittsburgh Telephone Company (North Pittsburgh), Penn Telecom, Inc. (Penn Telecom) and Pinnatech, Inc. (Pinnatech). Also consolidated is the financial activity of Management Consulting Solutions, Inc. (MCSI) until its sale on July 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Registrant believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods have been reflected. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report to the Securities and Exchange Commission on Form 10-K.



                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.    Financial Condition
      -------------------

      (a)  General
           -------

            There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1997 to June 30, 1998, the end of the six-month period reported herein.

      (b) Liquidity and Capital Resources
          -------------------------------

            Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at June 30, 1998 amounted to approximately $1,301,000 with such amount being part of the 1998 Construction Program of $23 million to $26 million. Funds for financing construction expenditures in the six-month period ended June 30, 1998 were generated from internal sources. Based on its 1998 construction budget and projected cash flows, the Registrant anticipates cash flows provided by operating activities and cash reserves in 1998 to service long-term debt, to pay dividends and to finance approximately 50% of capital additions. The balance of capital additions will be financed from debt financing available from the Rural Utilities Service. At June 30, 1998, construction work in progress was $10,802,000. An additional $5,818,000 is expected to be expended to complete these projects.

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

      (c)  Regulatory/Competition
           ----------------------

            North Pittsburgh, as required under Chapter 30 of the Pennsylvania Public Utility Code, filed on July 1, 1998 its advance notice of intent to file a petition on July 31, 1998 with the Pennsylvania Public Utility Commission ("PA PUC") for approval of an alternative form of regulation to replace traditional rate base/rate of return regulation. This petition will include a plan where North Pittsburgh will move to a more streamlined form of rate regulation under price caps in return for some pricing flexibility for services that are declared to be competitive. In addition, North Pittsburgh will include a proposed network modernization plan in which North Pittsburgh will commit to certain benchmarks over a number of years to provide broadband services throughout its service area.

            While North Pittsburgh is still in the process of developing the final price cap plan and network modernization proposal, we do expect that the filing of this petition for an alternative form of regulation under price caps will be of significance to North Pittsburgh. Under Chapter 30 rules, the PA PUC must act on the petition within nine (9) months, or by May 1, 1999. However, it is not possible at this time to determine the PA PUC's disposition of the filed petition and plan, or the effect on North Pittsburgh's financial position or results of operation.

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

            In March, 1998, Penn Telecom received notification from the PA PUC that its application to provide competitive local exchange service in the areas presently served by GTE and Bell Atlantic in Pennsylvania had been approved. Penn Telecom has begun operating in the Bell Atlantic area and has secured its first customer, a large apartment complex.

      2. Results of Operations
         ---------------------

            Total operating revenues decreased $1,116,000 (3.2%) in the six-month period ended June 30, 1998 over the comparable period in 1997. This change was due to an increase in local network services of $1,065,000 (22.5%), offset by a decrease in other operating revenues of $3,006,000 (58.7%). Increased local network service revenues were attributable to customer growth, growth in second lines and expanded penetration of enhanced services. The decrease in other operating revenues is primarily due to the cessation of operations and subsequent sale of MCSI on July 31, 1997. Long distance and access services increased only moderately for the six-month period ended June 30, 1998 due to the implementation of a toll savings plan in July, 1997, and rate decreases on interstate switched access revenues beginning January 1, 1998. The introduction of the toll savings plan was a proactive step by the Registrant to retain present customers and thus preserve market share in the newly competitive intraLATA long distance market.

            Total operating expenses for the six-month period ended June 30, 1998 decreased $1,723,000 (7.6%) over the preceding year. That change is principally the result of a decrease in network and other operating expenses of $2,224,000 (15.3%), offset by an increase in depreciation and amortization of $529,000 (10.0%). The net decrease of $2,224,000 in network and other operating expenses consists of a decrease of $3,250,000 resulting from the sale of MCSI, offset by an increase of $723,000 due to the introduction of a data processing transition plan, increased marketing efforts and on-going increases in maintenance, customer service and other administrative expenses. The increase in depreciation and amortization is the direct result of the growth in fixed assets to serve current and future customer needs. The decrease in total operating revenues discussed above coupled with the decrease in total operating expenses resulted in net operating revenues increasing $607,000 (5.2%) between 1998 and 1997.

            Interest income increased $504,000 primarily due to increased levels of investment in temporary instruments. The net increase in Sundry income (non-operating) of $834,000 is primarily due to an increase in cellular partnership income in 1998 as compared to 1997 and receipts from a one-time insurance settlement.

            The increase in net operating revenues for the six-month period ended June 30, 1998, in conjunction with the increase in Sundry income, net, resulted in an increase of $1,841,000 (16.1%) in earnings before income taxes.

            Fluctuations in the revenues and expenses for the three-month period ended June 30, 1998, as compared to the same quarterly period in 1997 are generally attributable to the same reasons above in the year-to-date comparisons.

       3.  Adoption of New Accounting Pronouncements
           -----------------------------------------

            The Registrant will implement SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual and interim financial statements. Because SFAS No. 131 has a disclosure-only effect on the notes to the Registrant's financial statements, adoption of SFAS No. 131 has no impact on the Registrant's results of operations or financial condition. In the year of adoption, the disclosure requirements of SFAS No. 131 need not be applied to interim financial statements. The Registrant will implement SFAS No. 131 in its full year 1998 financial statements.

            In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Registrant does not expect this pronouncement to impact the consolidated financial statements because the Registrant has not entered into derivative or hedging transactions.

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



                                       NORTH PITTSBURGH SYSTEMS, INC.
                                       ----------------------------------------
                                       (Registrant)



     Date      July 24, 1998            /s/  H. R. Brown
          ------------------------     ----------------------------------------
                                       H. R. Brown, President




     Date      July 24, 1998            /s/  A. P. Kimble
          ------------------------     ----------------------------------------
                                       A. P. Kimble, Vice President & Treasurer

                                    PART II

                               OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------


       (a)   The 1998 Annual Meeting of Shareholders was held on May 15, 1998.

       (b) The only matter voted upon at the Annual Meeting was the election of Directors. The vote tabulation in respect to the Directors elected at such meeting to serve until the 1999 Annual Meeting of Shareholders and until their successors are elected is shown in the following table:

                               Number of     Number of
                                 Shares       Shares
   Name                       Voted in Favor  Withheld
------------------------------------------------------
   Harry R. Brown                12,891,183    388,928
   Dr. Charles E. Cole           13,036,853    243,258
   Richard R. Kauffman           12,979,193    300,918
   Allen P. Kimble               13,055,717    224,394
   Jay L. Sedwick                12,943,254    336,857
   Charles E. Thomas, Jr.        13,040,289    239,822
   Barton B. Williams            13,053,493    226,618


Item 6.     Exhibits and Reports on Form 8-K
------      --------------------------------

       (a) Exhibits - Exhibit Index for Quarterly Reports on Form 10-Q.
           --------

Exhibit
Number                    Subject                    Applicability
----------------  -----------------------        ---------------------

 (2)              Plan of acquisition,           Not Applicable
                  reorganization,
                  arrangement,
                  liquidation or
                  succession

 (3) (i)          Articles of Incorporation      Provided in Quarterly Report
                                                 on Form 10-Q for the quarter
                                                 ended June 30, 1996 and
                                                 Incorporated Herein by
                                                 Reference.

 (3) (ii)         By-Laws                        Provided in Quarterly Report
                                                 on Form 10-Q for the quarter
                                                 ended March 31, 1998 and
                                                 Incorporated Herein by
                                                 Reference.

  (4)             Instruments defining the       Provided in Registration of
                  rights of security holders     Securities of Certain Successor
                  including indentures           Issuers on Form 8-B filed on
                                                 June 25, 1985 and Incorporated
                                                 Herein by Reference.

 (10)             Material Contracts             Not Applicable

 (11)             Statement re                   Attached Hereto
                  computation of per
                  share earnings

 Exhibit
 Number                  Subject                     Applicability
----------------  -----------------------        ---------------------
(15)              Letter re unaudited interim     Not Applicable
                  financial information

(18)              Letter re change in             Not Applicable
                  accounting principles

(19)              Report furnished to             Not Applicable
                  security holders

(22)              Published report regarding      Not Applicable
                  matters submitted to a
                  vote of security holders

(23)              Consents of experts and         Not Applicable
                  counsel

(24)              Power of attorney               Not Applicable

(27)              Financial Data Schedule         Attached Hereto

(99)              Additional exhibits             Not Applicable


            (b)  Reports on Form 8-K - No reports on Form 8-K
                 -------------------
                 were filed during the quarter ended June 30, 1998.