Form 10-Q
period 1998-09-30
NORTH PITTSBURGH SYSTEMS INC
filed 1998-11-05
CIK 764765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended               September 30, 1998
                                    -------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------   ------------------------

Commission File Number                              0-13716
                               -------------------------------------------------


                        NORTH PITTSBURGH SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                    25-1485389
       -----------------                               -------------
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
                         YES     X        NO
                             --------         -------


                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Common Stock Outstanding
                            ------------------------

At October 23, 1998, the Registrant had 15,005,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                     PART I
                                     ITEM 1
                              FINANCIAL STATEMENTS
                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     (Thousands - Except Per Share Amounts)

                                                      For the Three Months   For the Nine Months
                                                         Ended Sept. 30         Ended Sept. 30
                                                    ---------------------    -------------------
                                                        1998       1997        1998       1997
                                                    -----------  --------    --------   --------
Operating revenues:
   Local network services                              $ 3,009    $ 2,736    $ 8,817     $ 7,480
   Long distance and access services                    10,972     10,482     33,769      32,466
   Directory advertising, billing & other services         646        526      1,837       1,637
   Telecommunication equipment sales                       609        738      2,035       2,232
   Other operating revenues                              1,093      1,452      3,206       6,571
                                                       -------    -------    -------     -------
        Total Operating Revenues                        16,329     15,934     49,664      50,386
                                                       -------    -------    -------     -------

Operating expenses:
  Network and other operating expenses                   6,767      6,353     19,119      20,929
  Depreciation and amortization                          2,972      2,660      8,792       7,951
  State and local taxes                                    732        701      2,188       2,190
  Telecommunication equipment expenses                     576        698      1,920       2,038
                                                       -------    -------    -------     -------
        Total Operating Expenses                        11,047     10,412     32,019      33,108
                                                       -------    -------    -------     -------
   Net Operating Revenues                                5,282      5,522     17,645      17,278

Other expense (income), net:
   Interest expense                                        453        424      1,372       1,239
   Interest income                                        (253)      (156)    (1,022)       (421)
   Sundry expense (income), net                           (336)      (543)    (1,435)       (807)
                                                       -------    -------    -------     -------
                                                          (136)      (275)    (1,085)         11
                                                       -------    -------    -------     -------
        Earnings before income taxes                     5,418      5,797     18,730      17,267

Income taxes                                             2,214      2,343      7,210       6,904
                                                       -------    -------    -------     -------
        Net earnings                                   $ 3,204    $ 3,454    $11,520     $10,363
                                                       =======    =======    =======     =======
Weighted average common shares outstanding
                                                        15,005     15,005     15,005      15,023
                                                       =======    =======    =======     =======
Basic and diluted earnings per share of
 common stock                                             $.21       $.23       $.77        $.69
                                                       =======    =======    =======     =======
Dividends per share of common stock                       $.15       $.14       $.50        $.42
                                                       =======    =======    =======     =======



     See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

ASSETS                                                            Sept. 30      Dec. 31
------                                                       1998 (unaudited)    1997
                                                             ---------------  ----------
Current Assets:
    Cash and temporary investments                                 $ 10,847   $  15,938
    Marketable securities available for sale                         13,075      16,847
    Accounts receivable:
       Customers                                                      3,402       3,401
       Access service settlements and other                           6,079       5,995
       Prepaid Expenses                                                   -          25
    Inventories of construction and operating materials and
       supplies                                                       3,303       3,360
    Prepaid taxes                                                       185           -
                                                                 ----------   ---------
      Total current assets                                           36,891      45,566
                                                                 ----------   ---------
    Property, plant and equipment
        Land                                                            475         475
        Buildings                                                    10,887      10,543
        Equipment                                                   128,549     122,492
                                                                 ----------   ---------
                                                                    139,911     133,510
   Less accumulated depreciation and amortization                    76,265      69,303
                                                                 ----------   ---------
                                                                     63,646      64,207
   Construction in progress                                          12,380       6,990
                                                                 ----------   ---------
              Total property, plant and equipment, net               76,026      71,197
Investments                                                           9,231       7,499
Deferred financing costs                                                881         954
Prepaid pension cost                                                    765         580
Other assets                                                          1,178       2,037
                                                                 ----------   ---------
                                                                   $124,972   $ 127,833
                                                                 ==========   =========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
    Current portion of long-term debt                              $    843   $     803
    Accounts payable                                                  4,947       4,794
    Accrued legal settlement                                              -       3,180
    Dividend payable                                                  2,251       2,101
    Deferred income taxes                                                 -       5,289
    Other accrued liabilities                                         2,039       2,304
    Federal and state income taxes                                    1,993         389
                                                                 ----------   ---------
              Total current liabilities                              12,073      18,860
                                                                 ----------   ---------

Long-term debt                                                       26,400      27,037

Deferred income taxes                                                 7,230       6,560
Postretirement benefits                                               4,943       4,764
Other liabilities                                                     1,838       2,052

Shareholders' equity:
     Capital stock/Common stock                                       2,350       2,350
     Capital in excess of par value                                   2,215       2,215
     Retained earnings                                               68,518      64,501
     Other accumulated comprehensive income (loss)                      (87)          2
     Less cost of treasury stock (1998 and 1997-35,000 shares)         (508)       (508)
                                                                 ----------   ---------
              Total shareholders' equity                             72,488      68,560
                                                                 ----------   ---------
                                                                   $124,972   $ 127,833
                                                                 ==========   =========

    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

                                                                           For the Nine Months
                                                                              Ended Sept. 30
                                                                           -------------------
                                                                             1998       1997
                                                                           --------   --------
Cash from operating activities:
    Net earnings                                                           $ 11,520   $ 10,363
    Adjustments to reconcile net earnings to net cash from
      operating activities:

    Depreciation and amortization                                             8,792      7,951
    Gain on sale of marketable securities                                         -        (90)
    Equity (income) losses of affiliated companies                           (1,145)      (659)
    Gain on sale of MCSI                                                          -       (292)
    Provision for postretirement benefits other than pensions                   179        200
      Changes in assets and liabilities:
         Accounts receivable                                                    (85)    (1,768)
         Inventories of construction and operating materials &
           supplies                                                              57       (390)
         Prepaid federal and state taxes                                       (185)      (127)
         Accounts payable                                                       153      2,158
         Other accrued liabilities                                             (479)      (381)
         Federal and state income taxes                                      (2,955)       503
         Deferred financing costs, prepaid pension costs
           and other assets                                                     747        344
         Other, net                                                              63        (98)
                                                                           --------   --------
            Total adjustments                                                 5,142      7,351
                                                                           --------   --------
            Net cash from operating activities                               16,662     17,714
                                                                           --------   --------

Cash used for investing activities:
   Expenditures for property and equipment                                  (14,116)   (15,233)
   Net salvage on retirements                                                   457        286
                                                                           --------   --------
            Net capital additions                                           (13,659)   (14,947)
                                                                           --------   --------
   Proceeds from redemption of marketable securities held to
    maturity                                                                      -        250
   Purchase of marketable securities available for sale                     (14,320)      (235)
   Proceeds from sale of marketable securities available for sale             1,202        445
   Proceeds from sale of MCSI, net of cash sold                                   -      3,305
   Proceeds from sale of investment                                          13,561          -
   Investments in affiliated entities                                          (630)    (1,901)
   Distributions from affiliated entities                                        43         71
                                                                           --------   --------
             Net cash used for investing activities                         (13,803)   (13,012)
                                                                           --------   --------

Cash used for financing activities:
    Cash dividends                                                           (7,353)    (6,161)
    Retirement of debt                                                         (597)      (512)
    Proceeds from issuance of debt                                                -      6,903
    Purchase of treasury stock                                                    -       (508)
    Payment on capital lease obligations                                          -       (133)
                                                                           --------   --------
             Net cash used for financing activities                          (7,950)      (411)
                                                                           --------   --------

Net (decrease) increase in cash and temporary investments                     5,091      4,291

Cash and temporary investments at beginning of period                        15,938     11,313
                                                                           --------   --------
Cash and temporary investments at end of period                            $ 10,847   $ 15,604
                                                                           ========   ========
Interest paid                                                              $  1,306   $  1,170
                                                                           ========   ========
Income taxes paid                                                          $ 10,225   $  6,406
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

(2)         COMPREHENSIVE INCOME
            --------------------

            In 1998, the Registrant adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. Adoption of SFAS 130 did not impact the Registrant's consolidated financial position, results of operations or cash flows for the three months and nine months ending September 30, 1998 and 1997. The reconciliation of net income to comprehensive income (loss) is as follows (in thousands):

                                    For the Three Months        For the Nine Months
                                       Ended Sept. 30             Ended Sept. 30
                                    --------------------        -------------------
                                      1998     1997               1998      1997
                                    --------  -------           --------  --------

       Net income                    $3,204    $3,454           $11,520    $10,363
       Unrealized gain (loss) on
         marketable securities          (87)       14               (89)        (7)
                                     ------    ------           -------    -------

       Comprehensive income          $3,117    $3,468           $11,431    $10,356
                                     ======    ======           =======    =======



                                     ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.     Financial Condition
       -------------------

              (a)  General
                   -------

              There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1997 to September 30, 1998, the end of the nine-month period reported herein.

              (b) Liquidity and Capital Resources
                  -------------------------------

              Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at September 30, 1998 amounted to approximately $1,381,000 with such amount being part of the 1998 Construction Program of $23 million to $26 million. Funds for financing construction expenditures in the nine-month period ended September 30, 1998 were generated from internal sources. Based on its 1998 construction budget and projected cash flows, the Registrant anticipates cash flows provided by operating activities and cash reserves in 1998 to service long-term debt, to pay dividends and to finance approximately 70% of capital additions. The balance of capital additions will be financed from debt financing available from the Rural Utilities Service. At September 30, 1998, construction work in progress was $12,316,000. An additional $4,622,000 is expected to be expended to complete these projects.

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

              (c)  Regulatory/Competition
                   ----------------------

              North Pittsburgh, as required under Chapter 30 of the Pennsylvania Public Utility Code, filed a petition on July 31, 1998 with the Pennsylvania Public Utility Commission ("PA PUC") for approval of an alternative form of regulation to replace traditional rate base/rate of return regulation. This petition included a plan where North Pittsburgh will move to a more streamlined form of rate regulation under price caps in return for some pricing flexibility for services that are declared to be competitive. In addition, North Pittsburgh filed a proposed network modernization plan in which North Pittsburgh will commit to certain benchmarks over a number of years to provide broadband services throughout its service area, if its petition is approved.

              North Pittsburgh expects that the filing of this petition for an alternative form of regulation under price caps will be of significance to North Pittsburgh. This filing should provide North Pittsburgh with pricing flexibility to be a more responsive competitor in the ever-evolving telecommunications market. Under Chapter 30 rules, the PA PUC must act on the petition within nine
              (9) months, or by May 1, 1999. However, it is not possible at this time to determine the PA PUC's disposition of the filed petition and plan, or the effect on North Pittsburgh's financial position or results of operation.

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

              In addition, the PA PUC is currently addressing a number of other regulatory issues regarding Universal Service, Access Reform, Bell Atlantic's request to enter the interLATA toll market and intercompany compensation regarding Internet traffic. The final outcome of these proceedings is still uncertain at this time, but it is expected that any major changes that are implemented by the Commission as a result of the final disposition of these issues may have some effect on North Pittsburgh's financial position and results of operations.

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

              In March, 1998, Penn Telecom received notification from the PA PUC that its application to provide competitive local exchange service in the areas presently served by GTE and Bell Atlantic in Pennsylvania had been approved. Penn Telecom continues to expand its competitive local exchange operations into the GTE and Bell Atlantic areas.


2.     Results of Operations
       ---------------------

           Total operating revenues decreased $722,000 (1.4%) in the nine-month period ended September 30, 1998 over the comparable period in 1997. This change was due to an increase in local network services of $1,337,000 (17.9%), offset by a decrease in other operating revenues of $3,365,000 (51.2%). Increased local network service revenues were attributable to customer growth, growth in second lines and expanded penetration of enhanced services. The decrease in other operating revenues is primarily due to the cessation of operations and subsequent sale of MCSI on July 31, 1997. Long distance and access services increased only moderately for the nine-month period ended September 30, 1998 due to the implementation of a toll savings plan in July, 1997, and rate decreases on interstate switched access revenues beginning January 1, 1998. The introduction of the toll savings plan was a proactive step by the Registrant to retain present customers and thus preserve market share in the newly competitive intraLATA long distance market.

           Total operating expenses for the nine-month period ended September 30, 1998 decreased $1,089,000 (3.3%) over the preceding year. That change is principally the result of a decrease in network and other operating expenses of $1,810,000 (8.7%), offset by an increase in depreciation and amortization of $841,000 (10.6%). The net decrease of $1,810,000 in network and other operating expenses consists of a decrease of $3,715,000 resulting from the sale of MCSI, offset by an increase of $1,500,000 due to the introduction of a data processing transition plan, increased marketing efforts and on-going increases in maintenance, customer service and other administrative expenses. The increase in depreciation and amortization is the direct result of the growth in fixed assets to serve current and future customer needs. The decrease in total operating revenues discussed above coupled with the decrease in total operating expenses resulted in net operating revenues increasing $367,000 (2.1%) between 1998 and 1997.

          Interest income increased $601,000 primarily due to increased levels of investment in temporary instruments. The net increase in Sundry income (non-operating) of $628,000 is primarily due to an increase in cellular partnership income in 1998 as compared to 1997 and receipts from a one-time insurance settlement.

          The increase in net operating revenues for the nine-month period ended September 30, 1998, in conjunction with the increase in Sundry income, net, resulted in an increase of $1,463,000 (8.5%) in earnings before income taxes.

          Fluctuations in the revenues and expenses for the three-month period ended September 30, 1998, as compared to the same quarterly period in 1997 are generally attributable to the same reasons above in the year-to-date comparisons.

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

4.     Year 2000
       ---------

          (a)  State of Readiness
               ------------------

          The Registrant has taken actions to understand the nature and extent of the work required in order to make its systems and infrastructure Year 2000 compliant. The Registrant began work last year to prepare its information technology (IT) and non-information technology (non-
          IT) systems, including updating and/or replacing existing legacy systems. The Registrant has formed a Corporate Year 2000 Task Force which is responsible for all Year 2000 activities and is being monitored by senior managment and the Board of Directors.

          There are six phases of the Registrant's Year 2000 program: Awareness, Inventory, Assessment, Renovation, Validation and Implementation. The Registrant has defined the six phases as follows:

          Awareness - Gain the commitment of management and staff to solving the problem. This phase has been completed.

          Inventory - Conduct a thorough inventory of all hardware and software systems. This phase will run until December, 1999 in order to maintain the inventory throughout the life of the project.

          Assessment and Planning - Decide which systems to retire, repair or replace. Prepare contingency plans. This phase has been completed.

          Renovation - Perform upgrades to hardware and software. This phase is underway and is scheduled to be completed in April, 1999. The Registrant has contracted to outsource certain operational support, billing and accounting systems to a third party vendor. The software and hardware components of the systems selected have been certified as Year 2000 compliant.

           Validation - Test and certify new and renovated systems. This phase is underway and is scheduled to be completed in April, 1999.

           Implementation and Follow-up - New or renovated systems go into service. This phase is scheduled to be completed in December, 1999, and will include the resolution of any outstanding problems. The Year 2000 Project will extend until March, 2000 in order to address the leap day of February 29, 2000 and to address any outstanding issues.

           The Registrant's Year 2000 issues related to third parties can be broken into two categories: third party vendors who supply products to the Registrant, and other telecommunications companies who provide joint service to our customers. The third party vendors have been providing the Registrant with Year 2000 solutions on an on-going basis. Year 2000 upgrades, repairs and testing are being performed as per vendor specifications. Other telecommunications service providers are implementing Year 2000 programs in much the same fashion as the Registrant and industry testing is being performed on an on-going basis.

           (b) Cost to Address Year 2000 Issues
               --------------------------------

           Expenditures related to Year 2000 remediation are not expected to exceed $3.5 million. These expenditures include costs related to the data processing transition plan, license fees for purchase of software and training and implementation costs. A portion of these costs are being capitalized and will be amortized over the estimated useful life of the asset beginning in approximately the second quarter of 1999, the anticipated completion date of the project. The remainder of these costs will be expensed as incurred.

           (c)   Risks of Year 2000 Issues
                 -------------------------

           The most reasonably likely worst case scenario is loss of services to other interconnecting companies who have not attained Year 2000 compliance. This is unlikely to occur since the interconnecting companies realize their responsibility to comply. However, should this worst case scenario occur, the Registrant will give customers the option of rerouting service to a working carrier.

           (d) Contingency Plan
               ----------------

           The Registrant has developed a Corporate Year 2000 Contingency Plan to cover its primary business activities. This plan outlines the key areas of business, and the manner in which they will be supported in the event of a Year 2000 failure. This plan has been developed as a result of research into United States Telephone Association member telephone company responses to hurricanes, tornadoes, ice storms and other disasters. The Registrant has studied and modified these plans to cover operations during potential Year 2000 related failures. The Registrant has also updated and revised the existing Emergency Response Plan. The Registrant's Emergency Response Plan will form the core of our Contingency Plan if a major service outage should occur.

           Key components of the Contingency Plan are the preparations to revert to a manual operation, stockpiling and conservation of materials, increased staffing levels, data storage for processing at a later date, isolation of harmful network elements and positioning key personnel in areas where they will be most effective. Should there be a serious service affecting problem, the Emergency Response Plan will be activated until all services are restored. Events which could trigger activation of the Emergency Response Plan include widespread loss of gas or electric service, failures at various interconnecting companies or failure of internal switching or transmission systems.

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



                                 NORTH PITTSBURGH SYSTEMS, INC.
                                 ------------------------------
                                 (Registrant)



Date  November 5, 1998           /s/  H. R. Brown
      ----------------           -----------------------------------------------
                                 H. R. Brown, President



Date  November 5, 1998           /s/  A. P. Kimble
      ----------------           -----------------------------------------------
                                 A. P. Kimble, Vice President & Treasurer

                                    PART II


                               OTHER INFORMATION




Item 6.     Exhibits and Reports on Form 8-K

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

   (22)             Published report regarding matters                     Not Applicable
                    submitted to a vote of security holders

   (23)             Consents of experts and counsel                        Not Applicable

   (24)             Power of attorney                                      Not Applicable

   (27)             Financial Data Schedule                                Attached Hereto

   (99)             Additional exhibits                                    Not Applicable

            (b)  Reports on Form 8-K - No reports on Form 8-K were filed during
                 -------------------
                 the quarter ended September 30, 1998.