Form 10-K
period 1998-12-31
NORTH PITTSBURGH SYSTEMS INC
filed 1999-03-30
CIK 764765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

(Mark One)

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended          December 31,1998
                          ------------------------------------------------------
                                      OR

{ }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from___________________ to _______________________


Commission File Number                0-13716
                      ------------------------------------------------------


                        North Pittsburgh Systems, Inc.
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Pennsylvania                                    25-1485389
---------------------------------        -----------------------------------
 (State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


  4008 Gibsonia Road, Gibsonia, Pennsylvania             15044-9311
 --------------------------------------------    ---------------------------
  (Address of Principal Executive Offices)                (Zip Code)


Registrant's telephone number, including area code         724/443-9600
                                                    -------------------------


Securities registered pursuant to Section 12(b) of the Act:


     Title of Each Class            Name of each exchange on which registered
-----------------------------       -----------------------------------------
          None                                     Not Applicable


Securities registered pursuant to Section 12(g) of the Act:


                  Common Stock, par value $.15625 per share
-------------------------------------------------------------------------------
                               (Title of Class)


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

YES  X      NO_____
     -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}


         AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES
         -------------------------------------------------------------


Based on the average of the bid and asked prices on March 12, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant is $200,691,875. (Includes 1,474,829 shares beneficially owned by Directors and Officers as a group.)



         OUTSTANDING SHARES OF EACH CLASS OF REGISTRANT'S COMMON STOCK
         -------------------------------------------------------------


              Class                          Outstanding at March 12, 1999
              -----                          -----------------------------

Common Stock, Par Value $.15625 per share          15,005,000 shares



                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


The information for Item 10, Directors and Executive Officers of the Registrant;
Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, has been incorporated into Part III of this Form 10-K by reference to Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1998.

                                    PART I


Item 1.   Description of Business.
------    -----------------------

      (a) General Development of Business:
          -------------------------------

      North Pittsburgh Systems, Inc. (the Registrant), organized May 31, 1985, is a holding company and has no operating function. Its predecessor, North Pittsburgh Telephone Company (North Pittsburgh or NPTC), a telephone public utility incorporated in 1906, became a wholly-owned subsidiary of the Registrant on May 31, 1985. Penn Telecom, Inc. (Penn Telecom) became a wholly-owned subsidiary of the Registrant on January 30, 1988. Prior to this date, Penn Telecom was a wholly-owned subsidiary of North Pittsburgh. The principal business activities of Penn Telecom consist of the sale, rental and servicing of telecommunication equipment to end users, the resale of bulk billed message toll services and high capacity intercity facilities. Penn Telecom is also certificated as a Competitive Access Provider and a competitive local exchange provider and has entered into these businesses. Pinnatech, Inc. (Pinnatech), a wholly-owned subsidiary of the Registrant formed in 1995, provides Internet related services. The Registrant, NPTC, Penn Telecom and Pinnatech operate under the provisions of the Pennsylvania Business Corporation Law. No significant changes in the mode of conducting business by the Registrant or its subsidiaries have occurred since the beginning of the fiscal year ended December 31, 1998.

      (b) Financial Information About Industry Segments:
          ---------------------------------------------

      This paragraph is not applicable. The Registrant, through North Pittsburgh, Penn Telecom and Pinnatech, is engaged in the business of providing telecommunication services and equipment, which is not considered separable into industry segments.

      (c) Narrative Description of Business:
          ---------------------------------

      (1) Business Done and Intended To Be Done:
          -------------------------------------

          (i) Principal Services Rendered.
              ---------------------------

          The Registrant, through North Pittsburgh, Penn Telecom and Pinnatech, is engaged in providing the following telecommunication services and equipment to customers generally located in Western Pennsylvania.

              Local Network Services.  North Pittsburgh furnishes wireline
              ----------------------
telecommunication services in parts of Allegheny, Armstrong, Butler and Westmoreland Counties subject to the jurisdiction of the Pennsylvania Public Utility Commission (PA PUC) under the provisions of the Pennsylvania Public Utility Code which confers upon that Commission broad powers of supervision and regulation over public utilities with respect to service and facilities, rates and charges, securities, the encumbering or disposition of public utility properties, accounting and various other matters.

      The Telecommunication Act of 1996 (the 1996 Act) prohibits state legislative or regulatory restrictions or barriers to entry regarding the provision of local telephone service. It also requires most incumbent local exchange carriers to interconnect with the networks of other telecommunications carriers, unbundle their services into network elements, offer their telecommunications services at wholesale rates to allow the resale of such services and allow other telecommunications carriers to locate equipment on their premises. Local exchange telephone carriers are also required to compensate each other for the transport and termination of calls.

      North Pittsburgh's wireline operations are considered Rural under the 1996 Act and are exempt from certain of the foregoing obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. North Pittsburgh along with 17 other rural companies in Pennsylvania was granted a temporary suspension for a two-year period of the interconnection requirements outlined in the 1996 Act. This initial suspension period expires on July 10, 1999. North Pittsburgh recently filed a petition seeking a one-year extension of the suspension until July 10, 2000. A decision by the PA PUC is expected in the second quarter of 1999.

      North Pittsburgh is currently under rate base rate-of-return (ROR) regulation within the intrastate jurisdiction. However, under PA PUC Chapter 30 rules, North Pittsburgh was required to develop and file a Network Modernization Plan by July, 1998 that commits North Pittsburgh to providing broadband service capability throughout its service area or be subject to a show cause order for failure to do so. North Pittsburgh, as part of this filing, also sought approval of an alternative form of regulation from the PA PUC, by proposing price cap regulation. The petition for approval of the Network Modernization Plan and alternative regulation under price caps is pending before the PA PUC and a decision is expected in the second quarter of 1999.

      Historically, North Pittsburgh's wireline operations have not experienced significant competition in its franchised service area. As a result of the passage of the 1996 Act, North Pittsburgh's local wireline operations are experiencing increased competition from various sources, including, but not limited to, resellers of their local exchange services, large end users installing their own networks, Interexchange Carriers (IXCs), satellite transmission services, cellular communications providers, cable television companies, radio-based personal communications companies, Competitive Access Providers (CAPs) and other systems capable of completely or partially bypassing local telephone facilities. North Pittsburgh cannot predict the specific effects of competition on its local telephone business, but is intent on taking advantage of the various opportunities that competition should provide. North Pittsburgh is currently addressing potential competition by focusing on improved customer satisfaction, reducing costs, increasing efficiency, restructuring rates and examining new product offerings and new markets for entry.

          Long Distance and Access Services.  Telephone service by North
          ---------------------------------
Pittsburgh to locations outside of its franchised telephone service territory but within the Local Access Transport Area (LATA) is furnished through switched and special access connections with Bell Atlantic - Pennsylvania, Inc., (BAPA), other independent telephone companies and, in some instances, IXCs, CAPs or resellers.

      The PA PUC has ordered intraLATA Presubscription (also known as equal access) under which a customer chooses his or her intraLATA toll carrier similar to the choice currently made for an interLATA toll carrier. If a customer chooses North Pittsburgh as his intraLATA toll carrier, North Pittsburgh bills the charges for such calls within the LATA using toll rates contained in a Pennsylvania Telephone Association (PTA) tariff on file with the PA PUC. North Pittsburgh retains the revenues for such calls and pays network access charges to BAPA and other telephone companies for terminating this toll traffic. Conversely, North Pittsburgh receives network access charge revenues for terminating the traffic of others. Charges for calls, which originate or terminate over a carrier's network, other than North Pittsburgh, are billed to the carrier at rates contained in a PTA tariff on file with the PA PUC.

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

      Access charges concerning interstate services are regulated by the FCC.
On December 24, 1996, the FCC released a Notice of Proposed Rulemaking regarding access charge reform. The proposed rules, in most significant aspects, are not applicable to North Pittsburgh's wireline operation as they apply predominantly to price cap regulated companies. The FCC has indicated it will issue another proposed rulemaking with respect to ROR companies, which may affect North Pittsburgh. The PA PUC also has instituted access and universal service investigations, which are still pending.

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

          Directory Advertising, Billing and Other Services.  North Pittsburgh
          -------------------------------------------------
receives revenues from the sale of advertising space in telephone directories and from billing and collection activities. Directory Advertising is subject to competition from a number of sources and, to date, efforts to meet such competition have been successful. Billing and collection services are provided to various IXCs, including Penn Telecom.

          Telecommunication Equipment.  Penn Telecom sells, rents and services
          ---------------------------
telecommunication equipment to customers generally in the Western Pennsylvania area. Penn Telecom has been able to sustain its business activities in a strong, competitive market.

Penn Telecom is certified by the PA PUC to offer toll resale services and has a tariff on file with the FCC to provide interstate toll services and has authority to operate as a Competitive Local Exchange Carrier. As a reseller of both interstate and intrastate toll services, Penn Telecom is in direct competition with other IXCs.

          Operating Revenues.  The respective amounts of operating revenues
          ------------------
contributed by local network services, long distance and access services, telecommunication equipment sales, directory advertising and billing and collection services during each of the last three fiscal years are set forth in the Financial Statements and Schedules provided in response to Item 8 and are incorporated herein by reference.

    (ii)  Other Services.
          --------------

          Cellular Partnerships.  North Pittsburgh and Alltel Cellular
          ---------------------
Association of South Carolina, L.P. are Limited Partners with a partnership interest of 3.6 percent each and Cellco Partnership, d.b.a. Bell Atlantic NYNEX Mobile is both a General and a Limited Partner with partnership interests of
40.0 and 52.8 percent, respectively, in the Pittsburgh SMSA Limited Partnership which provides cellular radio service (Cellular Service) in and around the Pittsburgh Standard Metropolitan Statistical Area (SMSA) as authorized by the FCC.

      North Pittsburgh, Centennial Cellular Telephone Company of Lawrence (Centennial) and Venus Cellular Telephone Company, Inc. (Venus) are Limited Partners, each with a partnership interest of 14.29 percent, and 360(degree) Communications Company of Pennsylvania No. 1 is the General Partner with a partnership interest of 57.13 percent in Pennsylvania RSA 6(I) Limited Partnership, which provides Cellular Service in a Rural Service Area (RSA) consisting of Clarion and Lawrence Counties and the Northern portions of Armstrong and Butler Counties.

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

          Boulevard Communications.  Boulevard Communications, L.L.P.
          ------------------------
(Boulevard), a Competitive Access Provider, provides point-to-point data services to businesses in Western Pennsylvania including access to Internet Service Providers, connections to interexchange companies and high speed data transmission. Boulevard, a Pennsylvania Limited Liability Partnership, is an equally owned joint venture of the Registrant and a company in the Armstrong Group.

          Internet Access and Services.  Pinnatech provides dial up and
          ----------------------------
dedicated Internet access to business and residential customers in Western Pennsylvania. Pinnatech also provides virtual hosting services, web page creation and other Internet related services. Pinnatech is in direct competition with national and regional Internet Service Providers.

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

    (v)   Certificates, Franchises, Etc. and Licenses.
          -------------------------------------------

          North Pittsburgh holds valid, continuing and subsisting rights, certificates, franchises, licenses (other than those mentioned in the following paragraph) and renewable permits adequate for the conduct of its business in the territory it serves, none of which contain any burdensome restrictions.
However, see Local Network Services under paragraph (c)(1)(i) concerning, inter
                                                                          -----
alia, the impact of the 1996 Act.
----

          North Pittsburgh has an FCC license to operate a private operational telephone maintenance radio service station (WIK 838 expiring on March 20, 2001). The FCC license to operate an Improved Mobile Telephone System (IMTS) (call sign KGH-862) was discontinued as of January 1, 1998. The FCC licenses to operate two point-to-point microwave systems (call signs KGO-21 and KGN-88) were discontinued as of March 30, 1998. North Pittsburgh has an FCC license for the continued operation of a non-commercial private license for its own maintenance radio service and other purposes (call sign WPCD 845 expiring on April 29, 2003). North Pittsburgh has not encountered in the past, nor does it anticipate in the future, any difficulty in renewing these FCC licenses.

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

          (viii) Customers.
                 ---------

                 No material part of the overall business of the Registrant or its subsidiaries is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on its business.

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

          (xi)   Competition.
                 -----------

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

          (xiv)  Employees.
                 ---------

                 At December 31, 1998, the Registrant, through all of its subsidiaries, employed 312 persons.

     (d) Financial Information About Foreign and Domestic Operations and Export
         ----------------------------------------------------------------------
Sales.  This paragraph is not applicable.  The Registrant and its subsidiaries
-----
do not engage in any operations in foreign countries.

Item 2.   Properties.
------    ----------

      The Registrant owns in fee, an office/warehouse building which houses the operations of Penn Telecom.

      The materially important physical properties of North Pittsburgh, all owned in fee (except some rights-of-way) and most of which are held subject to certain mortgage and security agreements executed in connection with loans through the Rural Utilities Service, consist principally of land, buildings, central office equipment, long distance switching facilities, transmission facilities, pole lines, aerial cable, underground cable, aerial wire, buried cable, buried wire, distribution wire, underground conduit, furniture, office and computer equipment, garage facilities, vehicles and work equipment generally any and all property required to operate a modern telecommunications network. Such facilities are fully utilized except that improvement and expansion of those facilities are, to the extent possible, made in anticipation of the demand for service. All of the foregoing properties are located within Allegheny, Armstrong, Butler and Westmoreland Counties in Western Pennsylvania.

      From January 1, 1994 to December 31, 1998, North Pittsburgh made gross property additions of approximately $75,212,000 (which is about 49.8% of the original cost of the present telephone plant) and property retirements of approximately $11,979,334. North Pittsburgh's 1999 construction program, subject to adjustment for economic conditions, postponements of housing developments, etc. is projected to be in excess of $20 million and will include central office equipment additions, distribution lines, etc. to permit expansion or improvement of North Pittsburgh's telecommunications services.

Item 3.   Legal Proceedings.
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

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

       ADDITIONAL ITEM FOR PART I - EXECUTIVE OFFICERS OF THE REGISTRANT
       -----------------------------------------------------------------

     Information regarding the Registrant's Executive Officers is provided below. In addition to the positions and business experience related to the Registrant, additional information related to North Pittsburgh Telephone Company, the Registrant's predecessor and principal subsidiary, is also presented.

Executive Officers of the Registrant:
------------------------------------

                                                       Positions and Offices
  Name and Business Experience               Age         with Registrant (1)
  ----------------------------               ---       ---------------------


Charles E. Thomas, Jr.                       56           Chairman, Board of
  Registrant and North Pittsburgh                              Directors
  Telephone Company:  Chairman of the
  Board of Directors since May 15, 1998;
  Director since 1993; Partner in the law
  firm of Thomas, Thomas, Armstrong &
  Niesen, Harrisburg, PA, since the
  formation of this firm in 1991which is
  retained as general counsel to the
  Registrant; Partner in the law firm of
  Thomas & Thomas from 1977 to 1990.

Harry R. Brown                               62           Director and President
  Registrant:  Director since 1989;
  President since January 30, 1998; Vice
  President from 1992 to January 30,
  1998.  North Pittsburgh Telephone
  Company: Director since 1989; President
  and General Manager since January 30,
  1998; Vice President - Operations from
  1987 to January 30, 1998; Assistant Vice
  President - Operations from 1986 to 1987;
  Network Engineering Manager from 1984 to
  1986; Equipment Supervisor from 1975 to
  1984.

                                                       Positions and Offices
  Name and Business Experience               Age         with Registrant (1)
  ----------------------------               ---       ---------------------


Allen P. Kimble                              52        Director, Vice President
  Registrant:  Director since January 30,              and Treasurer
  1998; Vice President since 1989;
  Treasurer since incorporation in 1985;
  Secretary from 1993 to January 30, 1998.
  North Pittsburgh Telephone Company:
  Director since January 30, 1998; Vice
  President since 1989; Treasurer since
  1979; Secretary from 1993 to January 30,
  1998; Assistant Vice President from 1987
  to 1989; Assistant Secretary from 1977
  to 1993.


N. William Barthlow                          44        Vice President and
  Registrant:  Vice President since 1994;              Secretary
  Secretary since January 30, 1998;
  Assistant Secretary from 1993 to
  January 30, 1998; Assistant Vice
  President from 1990 to 1994.  North
  Pittsburgh Telephone Company:  Vice
  President - Marketing and Revenues
  since 1994; Secretary since January 30,
  1998; Assistant Secretary from 1993
  to January 30, 1998; Assistant Vice
  President - Revenue Requirements
  from 1989 to 1994; Revenue
  Requirements Manager from 1987
  to 1989.


Kevin J. Albaugh                             47        Vice President
  Registrant: Vice President since
  January 1, 1999. North Pittsburgh
  Telephone Company: Vice President -
  Regulatory Affairs since January 1,
  1999; Manager and Assistant Vice
  President - Revenues from 1997 to 1998;
  Revenue Requirements Supervisor from
  1993 to 1997.


Frank A. Macefe                              50        Vice President
  Registrant: Vice President since
  January 1, 1999. North Pittsburgh
  Telephone Company: Vice President - Sales since January 1, 1999; Assistant Vice
  President - Marketing from 1989 to 1998;
  Marketing Manager from 1979 to 1989;
  Marketing Supervisor from 1978 to 1979.


Albert W. Weigand                            40        Vice President
  Registrant: Vice President since
  January 1, 1999. North Pittsburgh
  Telephone Company: Vice President -
  Operations since January 1, 1999;
  Assistant Vice President - Operations
  from 1997 to 1998; Sr. Planning Engineer from 1995 to 1997; Planning Engineer from 1986 to 1995; Customer Equipment
  Supervisor from 1984 to 1986; Customer
  Equipment Engineer from 1979 to 1984.


(1)  Directors.  Messrs. Thomas, Brown and Kimble were elected as Directors at
     ---------
     the 1998 Annual Meeting of Shareholders held May 15, 1998 to serve until the 1999 Annual Meeting of Shareholders. Messrs. Thomas, Brown and Kimble will be nominees for reelection as Directors at the Annual Meeting of Shareholders to be held May 21, 1999.

(2)  Officers.  Messrs. Thomas, Brown, Kimble and Barthlow were elected to their
     --------
     respective offices at a Board of Directors' Organizational Meeting which followed the May 15, 1998 Annual Meeting of Shareholders. Messrs. Albaugh, Macefe and Weigand were elected to their respective offices at a Board of Directors' Meeting held on December 8, 1998. All officers will hold their offices until the first meeting of the Board following the 1999 Annual Meeting of Shareholders.

(3)  Arrangements.  There are no arrangements or understandings between any of
     ------------
     the above executive officers and any other person pursuant to which they were elected as an officer.

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholders
------    --------------------------------------------------------------
          Matters.
          -------

     (a)  Principal Markets and Market Price:
          ----------------------------------


     The Registrant's Common Stock is registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 and, effective January 10, 1997, the Registrant's Common Stock commenced trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the Symbol `NPSI'. Prior thereto, the stock was not listed on any Stock Exchange and was considered as being traded on the OTC (Over-the-Counter) market. The Nasdaq High and Low sales prices for the Registrant's Common Stock for each quarter of 1998 and 1997 are listed below:

                                1998      1998      1997       1997
                                High       Low      High        Low
                               -------   -------   -------    -------
     First Quarter             $18.750   $14.500   $24.000    $18.250
     Second Quarter             17.000    13.500    23.500     14.375
     Third Quarter              16.094    11.313    23.500     15.250
     Fourth Quarter             16.750    11.000    19.500     16.125

     (b)  Approximate Number of Holders of Common Stock:
          ---------------------------------------------

     Calculated on the basis of the number of shareholder accounts, the Registrant had approximately 3,021 common shareholders on March 12, 1999.

     (c)  Common Stock Dividends:
          ----------------------

     Cash dividends declared per share by the Registrant on the outstanding shares of Common Stock in 1998 and 1997 were as follows:

                                              1998     1997
                                              ----     ----
     First Quarter                            $ .15    $ .14
     First Quarter Special Dividend             .05        -
     Second Quarter                             .15      .14
     Third Quarter                              .15      .14
     Fourth Quarter                             .15      .14
                                              -----    -----
                                              $ .65    $ .56
                                              =====    =====


Item 6.   Selected Financial Data (Amounts in Thousands Except Per Share Data).
------    --------------------------------------------------------------------

     The following summary of Selected Financial Data for the years 1998 - 1994 should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

                                          1998        1997      1996         1995       1994
                                          ----        ----      ----         ----       ----
Operating revenues                      $ 66,788   $  66,207   $ 59,933     $ 52,757   $ 49,188
Operating expenses                        44,377      44,090     40,349       33,748     31,728
                                        --------   ---------   --------     --------   --------
  Net operating revenues                  22,411      22,117     19,584       19,009     17,460
Interest expense                          (1,884)     (1,710)    (1,549)      (1,596)    (1,645)
Interest income                            1,308         608        764        1,066        772
Sundry (expense) income, net               1,947         840        840         (738)       202
Net gain on sale of
  investment*                                  -      14,516          -            -          -
                                        --------   ---------   --------     --------   --------
Earnings before income
  taxes                                   23,782      36,371     19,639       17,741     16,789
Income tax expense                         9,264      14,186      7,909        7,054      6,885
                                        --------   ---------   --------     --------   --------
Net earnings                            $ 14,518   $  22,185   $ 11,730     $ 10,687   $  9,904
                                        ========   =========   ========     ========   ========
Average common shares
  outstanding                             15,005      15,019     15,040       15,040     15,040
                                        ========   =========   ========     ========   ========
Basic and diluted earnings
  per share                             $    .97   $    1.48   $    .78     $    .71   $    .66
                                        ========   =========   ========     ========   ========
Dividends declared per share
  of Common Stock                       $    .65   $     .56   $    .52     $    .48   $    .44
                                        ========   =========   ========     ========   ========
Total assets                            $135,315   $ 127,833   $ 99,523     $ 96,156   $ 91,578
                                        ========   =========   ========     ========   ========
Long-term debt                          $ 32,196   $  27,037   $ 21,311     $ 21,694   $ 22,396
                                        ========   =========   ========     ========   ========

                    *See Results of Operations under Item 7

Item 7.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations (Amounts in Thousands).
          --------------------------------------------

          (a)  Results of Operations.
               ---------------------

          Net earnings for 1998 were $14,518, or $.97 per share. Record earnings in 1997 of $22,185, or $1.48 per share included a one-time $.60 per share gain relating to the sale of an investment. These fluctuations were attributable to the following factors:

               (1)  Operating Revenues.
                    ------------------

               Total operating revenues increased $581 (.9%) during 1998. This modest increase was primarily the net result of increases in local network services of $1,639 (16.0%) and long distance and access services of $1,740 (4.0%) offset by a decrease in other operating revenues of $3,196 (42.6%). Increased local network service revenues were attributable to customer growth, growth in second lines and expanded penetration of enhanced services. Long distance and access services increased moderately due to the implementation of a toll savings plan in July, 1997 and rate decreases on interstate switched access revenues beginning January 1, 1998. The decrease in other operating revenues was primarily due to the cessation of operations and subsequent sale of MCSI on July 31, 1997 offset, in part, by the growth of Internet access customers.

               Total operating revenues increased $6,274 (10.5%) during 1997. This change was principally due to increases in long distance and access services of $1,632 (3.95%), local network services of $1,525 (17.6%) and other operating revenues of $2,958 (65.0%). Higher long distance and access service revenues were generally the result of an increase in the number of customers and minutes of use. However, the rate of increase slowed due to the introduction of an automatic savings plan in July, 1997. Increased local network service revenues were attributable to customer growth, growth in second lines, expanded penetration of enhanced services and line rate increases for residential and business customers in several exchanges. Other operating revenues increased due to growth of Internet access customers and the growth of consulting and outsourcing services through July 31, 1997.

               (2)  Operating Expenses and Net Revenues.
                    -----------------------------------

               Total operating expenses for 1998 increased $287 (.6%) over the preceding year. That change was principally the result of a decrease in network and other operating expenses of $1,314 (4.7%), offset by an increase in depreciation and amortization of $1,278 (12.0%). The net decrease in network and other operating expenses consisted of a decrease resulting from the sale of MCSI, offset by an increase due to the introduction of a data processing transition plan, increased marketing efforts and on-going increases in maintenance, customer service and other administrative expenses. The increase in depreciation and amortization was the direct result of the growth in fixed assets to serve current and future customer needs. The increase in total operating revenues of $581 discussed above coupled with the increase in total operating expenses of $287 resulted in net operating revenues increasing $294 (1.3%) in 1998 as compared to 1997.

               Total operating expenses for 1997 increased $3,741 (9.3%) over the preceding year. That change was principally the result of increases in network and other operating expenses of $1,737 (6.7%) and depreciation and amortization expenses of $1,169 (12.3%). The increase in network and other operating expense was principally due to an increase in Central Office switching expenses and an increase in advertising costs. The growth in depreciation and amortization expenses was the direct result of the growth in fixed assets to serve current and future customer needs. The increase in total operating revenues of $6,274 discussed above, coupled with the increase in total operating expenses of $3,741, resulted in a 12.9% increase in net operating revenues in 1997 as compared to 1996.

               Interest income increased $700 in 1998 primarily due to increased levels of investment in temporary investments. The net increase in Sundry expense (income) of $1,107 was primarily due to an increase in cellular partnership income in 1998 as compared to 1997 and receipts from a one-time insurance settlement.

               (3)  Stock Sales.
                    -----------

               As reported in its Current Report on Form 8-K, dated January 28, 1998, the Registrant had an investment in the common stock of Conquest Telecommunications Services Corporation (Conquest), a non-public company, engaged in the development and marketing of prepaid calling cards and other enhanced telecommunications services. In 1997, SmarTalk Teleservices, Inc. (SmarTalk), a public company, engaged, inter alia, in similar businesses, and
                                       ----- ----
Conquest announced the proposed acquisition of Conquest by SmarTalk. The merger was completed on December 31, 1997. In connection with liquidating its investment in Conquest, the Registrant entered into a series of transactions which resulted in a net pre-tax gain of $14,516 ($9,003 after income taxes, $.60 per share) in 1997 which was recorded in net gain on sale of investment.

               (b)  Liquidity and Capital Resources.
                    -------------------------------

               In 1987, North Pittsburgh exhausted the remaining unborrowed funds, which had first become available from the Rural Telephone Bank in 1977. Information relating to long-term debt is included in Note 2 to the Consolidated Financial Statements. The Registrant and its subsidiaries financed capital expenditures, debt service and dividend payments from internal sources from 1987 to 1996.

               In 1996, North Pittsburgh was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the Rural Utilities Service in the maximum principal amount of $75 million. The maximum principal amount will be advanced periodically over a five-year period, which began on January 2, 1997 to furnish or improve telephone service in rural areas. Funds advanced in 1998 and 1997 were $7,258 and $6,903, respectively, with all final maturity dates of advances occurring on December 31, 2012.

               North Pittsburgh established a line of credit in 1994 in the amount of $10 million with the Rural Telephone Finance Cooperative that is available for general business purposes. No borrowings have taken place against the line of credit.

          Capital expenditure commitments for the purchase and installation of new equipment at December 31, 1998 amounted to approximately $4.4 million, with such amount being part of a 1999 construction program which is projected to be in excess of $20 million. Management expects cash flows provided by operating activities and cash reserves in 1999 to be sufficient to service long-term debt, to pay dividends and to finance approximately 25% to 50% of capital additions. The balance of capital additions will be financed from new borrowings. It is anticipated that future payments for long-term debt service will be made from the same sources of internally generated funds. Capital additions beyond 1999 are anticipated to be 25% internally financed.

     Temporary excess funds are invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, etc. Management expects to continue the investment of such excess funds in 1999, which should enable North Pittsburgh to satisfactorily meet all short-term obligations.

          (c)  Other Information.
               -----------------

               (1)  Inflation and Changing Prices.
                    -----------------------------

               During the three most recent fiscal years, inflation and changing prices have not had a significant impact on net sales and on income from continuing operations.

               (2)  Regulatory Assets.
                    -----------------

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

               (3)  Alternative Form of Regulation Petition.
                    ---------------------------------------

               As discussed in Item 1(c)(i), North Pittsburgh, under Chapter 30 of the Pennsylvania Public Utility Code, filed a petition with the PA PUC, on July 31, 1998, seeking approval of an alternative form of regulation to replace traditional rate base/rate of return regulation or be subject to a show cause proceeding. The petition also included a proposed network modernization plan. In the filing, North Pittsburgh proposed a price cap plan whereby rates for noncompetitive services are allowed to be increased based on an index that measures general economy wide price increases. This petition is still pending before the PA PUC and may be modified in the final order. However, it is not possible at this time to determine the PA PUC's disposition of this petition or the effect on North Pittsburgh's financial position or results of operations.

               (4)  Federal and State Regulatory Proceedings.
                    ----------------------------------------

               The Federal Communications Commission (FCC) continues to work on Rulemakings that will further spell out the specifics of the Telecommunications Act of 1996 (the 1996 Act). The PA PUC must then finalize its course of action to fully implement the 1996 Act, or to the extent possible and permissible, change the manner in which such regulations are implemented in Pennsylvania before the impact on North Pittsburgh, a Rural Telephone Company under the 1996 Act, can be fully understood and measured. However, the clear intent of the 1996 Act is to open up the local exchange market to competition. The 1996 Act appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its services at wholesale rates, provide number portability, if feasible, provide dialing parity, provide interconnection to any requesting carrier for the transmission and routing of telephone exchange service and exchange access and provide access to network elements. The Company joined with 17 other rural companies in Pennsylvania to file a petition with the PA PUC requesting a temporary suspension of the interconnection requirements of Section 251 of the 1996 Act for a two-year period following resolution of the FCC's Universal Service and Access Reform Orders. The Petition was filed February 20, 1997 and the PA PUC approved the Petition on July 10, 1997. This initial two-year suspension expires July 10, 1999. In January, 1999, North Pittsburgh filed for a one-year extension of the suspension until July 10, 2000. A decision by the PA PUC is expected in the second quarter of 1999.

          The 1996 Act, FCC and PA PUC regulatory proceedings and the thrust towards a fully competitive marketplace have created some uncertainty in respect to the levels of North Pittsburgh's revenue growth in the future. However, its unique location in a growing commercial/residential suburban traffic corridor to the north of the City of Pittsburgh, its state-of-the-art switching transmission and transport facilities and its extensive fiber network place North Pittsburgh in a solid position to meet competition and minimize any loss of revenues. In addition, North Pittsburgh continues to make its network flexible and responsive to the needs of its customers to meet competitive threats. New services, access line growth and anticipated usage growth are expected to lessen or offset any reductions in North Pittsburgh's revenue sources.

          (5)  Year 2000.
               ---------

               (a)  State of Readiness.
                    ------------------

               The Registrant has taken actions to understand the nature and extent of the work required in order to make its systems and infrastructure Year 2000 compliant. The Registrant began work last year to prepare its information technology (IT) and non-information technology (non-IT) systems, including updating and/or replacing existing legacy systems. The Registrant has formed a Corporate Year 2000 Task Force, which is responsible for all Year 2000 activities and is being monitored by senior management and the Board of Directors.

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

Renovation - Perform upgrades to hardware and software. This phase is underway and is scheduled to be completed in June, 1999. The Registrant has contracted to outsource certain operational support, billing and accounting systems to a third party vendor. The software and hardware components of the systems selected have been certified as Year 2000 compliant. All mission critical systems are scheduled to be remediated by April, 1999.

Validation - Test and certify new and renovated systems. This phase is underway and will continue through June, 1999.

Implementation and Follow-up - New or renovated systems go into service. This phase is scheduled to be completed in December, 1999, and will include the resolution of any outstanding problems. This phase is currently underway. The Year 2000 Project will extend until March, 2000 in order to address the leap day of February 29, 2000 and to address any outstanding issues.

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

               (b)  Cost to Address Year 2000 Issues.
                    --------------------------------

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

               (c)  Risks of Year 2000 Issues.
                    -------------------------

               The most reasonably likely worst case scenario is loss of services to other interconnecting companies which, unlike the Registrant, will not have attained Year 2000 compliance. However, this is unlikely to occur since the interconnecting companies realize their responsibility to comply. Nevertheless, should this worst case scenario occur, the Registrant will give customers the option of rerouting service to a working carrier.

               (d)  Contingency Plan.
                    ----------------

               The Registrant has developed a Corporate Year 2000 Contingency Plan to cover its primary business activities. This plan outlines the key areas of business, and the manner in which they will be supported in the event of a Year 2000 failure. This plan has been developed as a result of research into United States Telephone Association member telephone company responses to hurricanes, tornadoes, ice storms and other disasters. The Registrant has studied and modified these plans to cover operations during potential Year 2000 related failures. The Registrant has also updated and revised the existing Emergency Response Plan. The Registrant's Emergency Response Plan will form the core of its Contingency Plan if a major service outage should occur. Tests of the Registrant's Contingency Plan will be conducted during the second quarter of 1999.

               Key components of the Contingency Plan are the preparations to revert to a manual operation, stockpiling and conservation of materials, increased staffing levels, data storage for processing at a later date, isolation of harmful network elements and positioning key personnel in areas where they will be most effective. Should there be a serious service affecting problem, the Emergency Response Plan will be activated until all services are restored. Events, which could trigger activation of the Emergency Response Plan, include widespread loss of gas or electric service, failures at various interconnecting companies or failure of internal switching or transmission systems.

               (6)  New Accounting Pronouncements.
                    -----------------------------

               In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Registrant does not expect the pronouncement to impact the consolidated financial statements because the Registrant has not entered intro derivative or hedging transactions.


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
-------   ---------------------------------------------------------

          The Registrant's exposure to market risk for changes in interest rates relates primarily to the Registrant's investment portfolio and long-term obligations. The Registrant does not use derivative financial instruments in its investment portfolio. The Registrant places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure from any one issuer. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Registrant has no cash flow exposure due to rate changes for long-term debt obligations. The Registrant primarily enters into debt obligations to support capital expenditures.

          The table below presents principal amounts and related average interest rates by year of maturity for the Registrant's investment portfolio and debt obligations. All temporary investments mature in 90 days or less. Available for sale debt securities have maturities which range between 1 and 10 years.

                                                    THERE-
                1999    2000   2001    2002   2003  AFTER    TOTAL     FV
                ----    ----   ----    ----   ----  ------   -----     --
Fixed Debt       1,850  1,907  1,968   2,033  2,102  24,186  34,046   32,442
Average %
 Rate             4.81   5.45   5.49    5.52   5.55    5.76    5.68        -
Temporary
Investments     16,212      -      -       -      -       -  16,212    16,212
Average %
 Rate             4.45      -      -       -      -       -    4.45         -
AFS* Debt
 Securities          -  1,841  2,061   1,759  2,183   1,134   8,978     8,978
Average %
 Rate                -   6.25   6.88    6.19   6.00    5.70    5.17         -

*Available for sale

          As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Registrant's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Registrant's borrowing and investing strategies at the time, and interest rates.


Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

          Financial statements meeting the requirements of Regulation S-X and the supplementary financial information specified by Item 302 of Regulation S-K are attached to this document.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
------    ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

          This paragraph is not applicable. There has not been a change of accountants in the past 24 months nor has any disagreement on any matter of accounting principles or practices been reported on Form 8-K during the same time period.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

          and


Item 11.  Executive Compensation.
-------   ----------------------

          and


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------


          and

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          Information in respect to executive officers of the Registrant is included herein as a separate Additional Item for Part I under the caption "Executive Officers of the Registrant" and follows Item 4. The other information required by Items 10, 11, 12 and 13 has been omitted from this report since the Registrant expects to file a Definitive Proxy Statement pursuant to Regulation 14A involving, inter alia, the election of Directors not
                                      ----- ----
later than 120 days after the end of the fiscal year covered by this report.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------   ---------------------------------------------------------------

          (a) The following documents of the Registrant and its subsidiaries are filed as part of this report:

          1.  Financial Statements:
              --------------------

              Consolidated Balance Sheets as of December 31, 1998 and 1997

              Consolidated Statements of Earnings for the years ended December 31, 1998, 1997 and 1996

              Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

              Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

              Notes to Consolidated Financial Statements


          2.  Financial Statement Schedules:
              -----------------------------

              Condensed Financial Information of Registrant for the years ended December 31, 1998, 1997 and 1996

              All schedules other than those listed above have been omitted because the information is either not required or is set forth in the financial statements or notes thereto.


          3.  Exhibits:
              ---------

              The Exhibit Index for Annual Reports on Form 10-K and applicable Exhibits are reported in this report under the caption OTHER INFORMATION.

          (b) Reports on Form 8-K.  No reports on Form 8-K were filed during the
              -------------------
quarter ended December 31, 1998.

          (c) Exhibits Required by Item 601 of Regulation S-K.  See (a)(3)
              -----------------------------------------------
above.

          (d) Financial Statement Schedules.  The financial statement schedules
              -----------------------------
listed in Item 14(a)(2) are hereby filed as part of this Form 10-K.

                  NORTH PITTSBURGH SYSTEMS, INC.
                  AND SUBSIDIARIES

                  Consolidated Financial Statements
                  and Schedule (Form 10-K)

                  December 31, 1998, 1997 and 1996

                  (With Independent Auditors' Report Thereon)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

            Index to Consolidated Financial Statements and Schedule

                       December 31, 1998, 1997 and 1996

                                                                                Page
                                                                                ----
Independent Auditors' Report                                                     1

Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1998 and 1997                 2 - 3
  Consolidated Statements of Earnings for the Years Ended
    December 31, 1998, 1997 and 1996                                             4
  Consolidated Statements of Shareholders' Equity and Comprehensive
    Income for the Years Ended December 31, 1998, 1997 and 1996                5 - 6
  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1998, 1997 and 1996                                           7 - 8
  Notes to Consolidated Financial Statements                                   9 - 22

Consolidated Financial Statement Schedule:
  I. Condensed Financial Information of Registrant for the
      Years Ended December 31, 1998, 1997 and 1996                            23 - 27

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Pittsburgh Systems, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                               KPMG LLP

Pittsburgh, Pennsylvania
February 19, 1999

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)

                                                                 1998           1997
                                                                 ----           ----
                              Assets
                              ------
Current assets:
  Cash and temporary investments                              $ 16,786          15,938
  Marketable securities available for sale (note 6)             14,670          16,847
  Accounts receivable:
    Customers                                                    3,599           3,401
    Access service settlements and other                         7,310           5,995
  Prepaid expenses                                                 204             109
  Inventories of construction and operating
    materials and supplies                                       4,019           3,360
                                                              --------         -------
          Total current assets                                  46,588          45,650

Property, plant and equipment (note 2):
  Land                                                             475             475
  Buildings                                                     11,067          10,543
  Equipment                                                    136,779         122,492
                                                              --------         -------
                                                               148,321         133,510

    Less accumulated depreciation and amortization              78,854          69,303
                                                              --------         -------
                                                                69,467          64,207
  Construction-in-progress                                       6,863           6,990
                                                              --------         -------
          Total property, plant and equipment, net              76,330          71,197

Investments (note 5)                                             9,637           7,499
Deferred financing cost                                            857             954
Prepaid pension cost (note 3)                                      598             580
Other assets                                                     1,305           1,953
                                                              --------         -------
                                                              $135,315         127,833
                                                              ========         =======

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                 (Amounts in Thousands, Except Per Share Data)

                                                                    1998             1997
                                                                    ----             ----
          Liabilities and Shareholders' Equity
          ------------------------------------

Current liabilities:
  Current portion of long-term debt (note 2)                     $  1,850             803
  Accounts payable                                                  6,756           4,794
  Accrued legal settlement (note 5)                                     -           3,180
  Dividend payable                                                  2,251           2,101
  Deferred income taxes (note 4)                                        -           5,289
  Other accrued liabilities                                         2,616           2,304
  Federal and state income taxes (note 4)                             920             389
                                                                 --------         -------
          Total current liabilities                                14,393          18,860

Long-term debt (note 2)                                            32,196          27,037

Deferred income taxes (note 4)                                      8,060           6,560
Accrued postretirement benefits (note 3)                            5,002           4,764
Other liabilities                                                   1,858           2,052

Shareholders' equity:
  Capital stock - common stock, par value $.15625;
    authorized 50,000 shares; issued and
    outstanding 15,005 shares                                       2,350           2,350
  Capital in excess of par value                                    2,215           2,215
  Retained earnings (note 2)                                       69,265          64,501
  Less cost of treasury stock (35 shares)                            (508)           (508)
  Accumulated other comprehensive income - unrealized
    gain on available for sale securities, net (notes 4 and 6)        484               2
                                                                 --------         -------
          Total shareholders' equity                               73,806          68,560
                                                                 --------         -------

                                                                 $135,315         127,833
                                                                 ========         =======

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings

             For the Years Ended December 31, 1998, 1997 and 1996

                 (Amounts in Thousands, Except Per Share Data)

                                                                1998              1997             1996
                                                                ----              ----             ----
Operating revenues:
  Local network services                                      $ 11,848           10,209            8,684
  Long distance and access services                             45,252           43,512           41,880
  Directory advertising, billing
    and other services                                           2,471            2,210            2,181
  Telecommunication equipment sales                              2,906            2,769            2,639
  Other operating revenues                                       4,311            7,507            4,549
                                                              --------          -------          -------
                                                                66,788           66,207           59,933

Operating expenses:
  Network and other operating expenses                          26,489           27,803           26,066
  Depreciation and amortization (note 1)                        11,955           10,677            9,508
  State and local taxes                                          3,098            3,009            2,364
  Telecommunication equipment expenses                           2,835            2,601            2,411
                                                              --------          -------          -------
                                                                44,377           44,090           40,349
                                                              --------          -------          -------

          Net operating revenues                                22,411           22,117           19,584

Other expense (income), net:
  Interest expense                                               1,884            1,710            1,549
  Interest income                                               (1,308)            (608)            (764)
  Net gain on sale of investment (note 5)                            -          (14,516)               -
  Sundry expense (income), net                                  (1,947)            (840)            (840)
                                                              --------          -------          -------
                                                                (1,371)         (14,254)             (55)
                                                              --------          -------          -------

          Earnings before income taxes                          23,782           36,371           19,639

Provision for income taxes (note 4)                              9,264           14,186            7,909
                                                              --------          -------          -------
          Net earnings                                        $ 14,518           22,185           11,730
                                                              ========          =======          =======

Average common shares outstanding                               15,005           15,019           15,040
                                                              ========          =======          =======
Basic and diluted earnings per share                          $    .97             1.48              .78
                                                              ========          =======          =======

Dividends per share                                           $    .65              .56              .52
                                                              ========          =======          =======

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

   Consolidated Statements of Shareholders' Equity and Comprehensive Income

             For the Years Ended December 31, 1998, 1997 and 1996

                 (Amounts in Thousands, Except Per Share Data)

                                                                                                  Accumulated
                                                              Capital in                             other            Total
                                                    Common    excess of   Retained   Treasury    comprehensive     stockholder's
                                                     stock    par value   earnings     stock        income            equity
                                                    ------    ---------   --------     -----        ------            ------
Balances at December 31, 1995                       $ 2,350       2,215     46,814         -          148             51,527
Comprehensive income:
  Net income                                              -           -     11,730         -            -             11,730
  Other comprehensive income:
    Unrealized holding gains (losses) arising
      during the period                                                                               (54)
    Less:  Reclassification adjustments for net
         gains included in net income                                                                 (77)
                                                                                                     ----
    Net unrealized change in investment
      securities, net of tax effect of $(90)                                                         (131)              (131)

Comprehensive income                                                                                                  11,599

Dividends declared on common stock                        -           -     (7,820)        -            -             (7,820)
                                                    -------       -----     ------      ----         ----            -------
Balances at December 31, 1996                         2,350       2,215     50,724         -           17             55,306

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

  Consolidated Statements of Shareholders' Equity and Comprehensive Income,
                                   Continued

                 (Amounts in Thousands, Except Per Share Data)

                                                                                                  Accumulated
                                                              Capital in                             other            Total
                                                    Common    excess of   Retained   Treasury    comprehensive     stockholder's
                                                     stock    par value   earnings     stock        income            equity
                                                    ------    ---------   --------     -----        ------            ------
Comprehensive income:
  Net income                                             -            -     22,185         -            -            22,185
  Other comprehensive income:
    Unrealized holding gains (losses) arising
      during the period                                                                                44
    Less:  Reclassification adjustments for net
         gains included in net income                                                                 (59)
                                                                                                     ----
    Net unrealized change in investment
      securities, net of tax effect of $(11)                                                          (15)              (15)
                                                                                                                     ------
Comprehensive income                                                                                                 22,170

Dividends declared on common stock                       -            -     (8,408)        -            -            (8,408)
Stock repurchased                                        -            -          -      (508)           -              (508)
                                                   -------        -----     ------      ----         ----            -------
Balances at December 31, 1997                        2,350        2,215     64,501      (508)           2            68,560

Comprehensive income:
  Net income                                             -            -     14,518         -            -            14,518
  Other comprehensive income:
    Unrealized holding gains (losses) arising
      during the period                                                                               489
    Less:  Reclassification adjustments for net
         gains included in net income                                                                  (7)
                                                                                                     ----
    Net unrealized change in investment
      securities, net of tax effect of $330                                                           482               482

Comprehensive income                                                                                                 15,000

Dividends declared on common stock                       -            -     (9,754)        -            -            (9,754)
                                                   -------        -----     ------      ----         ----            ------
Balances at December 31, 1998                      $ 2,350        2,215     69,265      (508)         484            73,806
                                                   =======        =====     ======      ====        =====            ======

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

             For the Years Ended December 31, 1998, 1997 and 1996

                            (Amounts in Thousands)

                                                              1998              1997             1996
                                                              ----              ----             ----
Cash from operating activities:
  Net earnings                                               $14,518           22,185           11,730
  Adjustments to reconcile net earnings
    to net cash from operating activities:
      Depreciation and amortization                           11,955           10,677            9,508
      Net gain on sale of investment (note 5)                      -          (14,516)               -
      Gain on sale of MCSI                                         -             (292)               -
      Gain on sale of marketable securities                      (12)             (99)            (128)
      Equity income of affiliated companies                   (1,332)          (1,077)            (989)
      Investment tax credit amortization                         (91)             (98)            (101)
      Deferred income taxes                                   (4,120)           5,880              389
      Changes in assets and liabilities:
        Accounts receivable                                   (1,513)          (1,781)            (515)
        Inventories of construction and
          operating materials and supplies                      (659)            (191)            (788)
        Deferred financing costs, prepaid
          pension costs and other assets                         633             (179)           1,536
        Accounts payable                                       1,962              576           (1,635)
        Other accrued liabilities                             (2,972)             314              390
        Accrued postretirement benefits                          238              267              247
        Federal and state income taxes                           531             (281)             379
        Other, net                                                 -                -             (163)
                                                             -------          -------           ------
              Total adjustments                                4,620             (800)           8,130
                                                             -------          -------           ------

              Net cash from operating
                activities                                    19,138           21,385           19,860

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                            (Amounts in Thousands)

                                                              1998              1997             1996
                                                              ----              ----             ----
Cash used for investing activities:
  Expenditures for property and equipment                    $(17,847)         (18,913)          (16,303)
  Net (cost of removal) salvage on retirements                    759              547               382
                                                             --------          -------           -------
              Net capital additions                           (17,088)         (18,366)          (15,921)

  Proceeds from sale of investment (note 5)                         -            1,655                 -
  Proceeds from sale of MCSI, net of cash sold                      -            3,305                 -
  Purchase of marketable securities held to maturity                -                -              (454)
  Proceeds from redemption of marketable
    securities held to maturity                                     -              451             6,519
  Purchase of marketable securities available for             (18,060)            (234)             (433)
   sale
  Proceeds from sale of marketable securities
    available for sale                                         21,061              541             1,657
  Investments in affiliated entities                             (880)          (1,893)             (898)
  Distributions from affiliated entities                           74              534                 -
                                                             --------          -------           -------
              Net cash used for investing
                activities                                    (14,893)         (14,007)           (9,530)

Cash used for financing activities:
  Cash dividends                                               (9,603)          (8,262)           (7,670)
  Retirement of debt                                           (1,052)            (886)             (706)
  Proceeds from issuance of debt                                7,258            6,903                 -
  Purchase of treasury stock                                        -             (508)                -
                                                             --------          -------           -------
              Net cash used for financing
                activities                                     (3,397)          (2,753)           (8,376)
                                                             --------          -------           -------

Net increase (decrease) in cash and temporary
  investments                                                     848            4,625             1,954
Cash and temporary investments at beginning of year            15,938           11,313             9,359
                                                             --------          -------           -------
Cash and temporary investments at end of year                $ 16,786           15,938            11,313
                                                             ========          =======           =======

Supplemental disclosures of cash flow information:
  Interest paid                                              $  1,791            1,612             1,450
                                                             ========          =======           =======

  Income taxes paid                                          $ 12,853            8,685             7,241
                                                             ========          =======           =======

  Fixed assets acquired under capital leases                 $      -                -               565
                                                             ========          =======           =======

  Marketable securities received in connection with
    investment transaction (note 5)                          $      -           16,124                 -
                                                             ========          =======           =======

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

                 (Amounts in Thousands, Except Per Share Data)



(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation and Consolidation
     ---------------------------------------

     The consolidated financial statements include the accounts of North
       Pittsburgh Systems, Inc. (the Company) and its subsidiaries, North Pittsburgh Telephone Company (NPTC), Penn Telecom, Inc. (PTI) and Pinnatech, Inc. Also consolidated herein is the financial activity of Management Consulting Solutions, Inc. (MCSI) until its sale on July 31, 1997. The Company provides telecommunication services and equipment to its customers generally located in western Pennsylvania. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Investments
     -----------

     The Company's investments in limited partnerships are carried at cost plus equity in accumulated net profits or losses.

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

     Depreciation on telephone plant in service is provided on a straight-line basis over estimated useful lives of 10 to 30 years for buildings and 5 to 20 years for equipment. Depreciation as a percentage of average depreciable plant in service amounted to 8.5%, 8.4% and 8.2% in 1998, 1997 and 1996, respectively. The average remaining life of plant in service as of December 31, 1998, is approximately 5.8 years.

     On construction projects lasting 12 months or more, interest costs incurred on the related funds expended during the construction period are capitalized as part of the project cost in accordance with regulatory requirements. No interest was capitalized during 1998, 1997 or 1996.

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

     The Company employs the direct write-off method for bad debts. Uncollected accounts receivable are expensed approximately 30 days after telephone service to such customer has been disconnected.

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

     Cash Equivalents
     ----------------

     For purposes of the consolidated statements of cash flows, the Company considers all temporary investments purchased with a maturity of three months or less to be cash equivalents.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     Pension and Other Postretirement Benefits
     -----------------------------------------

     On January 1, 1998, the Company adopted Statement of Financial Accounting
       Standards (SFAS) No. 132, "Employers' Disclosures About Pension and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans.

     The Company provides pension and other postretirement benefits to substantially all of its employees and eligible retirees. Benefits provided by these plans are expensed over the estimated working lives of employees.

     Comprehensive Income
     --------------------

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting
       Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     Earnings Per Share
     ------------------

     Basic earnings per share is calculated based upon the weighted average number of common shares actually outstanding, and diluted earnings per share is calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. The Company has no potential, dilutive common shares outstanding.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

(2)  Long-Term Debt
     --------------

   Long-term debt as of December 31, 1998 and 1997, was as follows:

                                                                   1998          1997
                                                                   ----          ----
          Notes payable to Rural Telephone
            Bank, maturing at various dates from 2009
              through 2019                                        $ 20,133      20,937
          Notes payable to Federal Financing Bank,
            maturing in 2012                                        13,913       6,903
                                                                  --------      ------
                                                                    34,046      27,840

            Less current portion of long-term debt                   1,850         803
                                                                  --------      ------
                Long-term debt                                    $ 32,196      27,037
                                                                  ========      ======

     Principal payments required over the next five years calculated on the outstanding indebtedness at December 31, 1998, are: $1,850 in 1999; $1,907 in 2000; $1,968 in 2001; $2,033 in 2002; and $2,102 in 2003.

     The notes payable to the Rural Telephone Bank are secured by a supplemental
       Mortgage Agreement executed by NPTC which provides that substantially all of the property, plant and equipment of NPTC are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions. Under these restrictions, unless certain working capital and net worth levels are maintained, NPTC is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholder, or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As of December 31, 1998, consolidated retained earnings of the Company of approximately $34,215 were available for dividends and other distributions.

     In 1996, NPTC was granted approval for a loan from the Federal Financing
       Bank (FFB) guaranteed by the Rural Utilities Service in the maximum principal amount of $75 million. The maximum principal amount will be advanced periodically over a five-year period beginning January 2, 1997, to furnish or improve telephone service in rural areas.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     Notes payable to the Rural Telephone Bank carry an interest rate of 6.5%.
       Notes payable to the Federal Financing Bank carry interest rates ranging from 4.3% to 4.7%.

     Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 1998, is $32,442.

     NPTC also has a $10 million line of credit at a rate of prime plus 1-1/2% with the Rural Telephone Finance Cooperative. The line of credit was not used in 1998 or 1997.

(3)  Retirement Plan and Other Postretirement Benefit Plans
     ------------------------------------------------------

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

     Eligible retirees of the Company are provided healthcare and life insurance benefits until the retiree reaches 65 years of age under an unfunded plan.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     The following table sets forth the Plans' change in benefit obligation, change in plan assets and reconciliation of funded status at December 31, 1998 and 1997.

                                                      Pension benefits        Other benefits
                                                      ----------------        --------------
                                                       1998        1997       1998       1997
                                                       ----        ----       ----       ----
Change in benefit obligation:
   Benefit obligation at beginning of year            $ 26,056    25,026     4,614       4,376
   Service cost                                            887       892       161         154
   Interest cost                                         1,792     1,722       314         300
   Plan amendments                                           -       593         -           -
   Benefits paid                                          (904)     (809)     (225)       (174)
   Actuarial (gain) or loss                                934    (1,369)     (962)        (42)
                                                      --------    ------    ------      ------
   Benefit obligation at end of year                    28,765    26,055     3,902       4,614

Change in plan assets:
   Fair value at beginning of year                      27,528    23,482         -           -
   Actual return on plan assets                          1,028     4,027         -           -
   Employer contributions                                  701       828       225         174
   Benefits paid                                          (904)     (809)     (225)       (174)
                                                      --------    ------    ------      ------
   Fair value at end of year                            28,353    27,528         -           -

Reconciliation of funded status:
   Funded status                                          (412)    1,473    (3,902)     (4,614)
   Unrecognized actuarial (gain) or loss                   161    (1,815)   (1,013)        (51)
   Unrecognized transition (asset)                      (1,070)   (1,223)        -           -
   Unrecognized prior service cost                       1,919     2,145       (87)        (99)
                                                      --------    ------    ------      ------
   Net amount at year end                             $    598       580    (5,002)     (4,764)
                                                      ========    ======    ======      ======

Assumptions used in the calculations as of December 31, 1998 and 1997, are:

                                                        Pension benefits      Other benefits
                                                        ----------------      --------------
                                                         1998      1997       1998      1997
                                                         ----      ----       ----      ----
Weighted average assumptions as of
December 31, 1998:
    Discount rate                                      %  6.75    7.00        6.75     7.00
    Expected return on assets                             7.50    7.50         N/A      N/A
       Rate of compensation increase                      5.00    5.00        5.00     5.00

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     Net periodic benefit costs include the following:

                                                             Pension benefits             Other benefits
                                                             ----------------             --------------
                                                              1998      1997              1998      1997
                                                              ----      ----              ----      ----
     Components of net periodic benefit cost:
       Service cost                                         $    887       892             161      154
       Interest cost                                           1,792     1,722             314      300
       Expected return on plan assets                         (2,069)   (1,777)              -        -
        Amortization of prior service cost                       227       186             (12)     (12)
        Amortization of transition (asset)                      (153)     (153)              -        -
        Recognized actuarial (gain) or loss                        -         -               -        -
                                                            --------    ------             ---      ---
        Net periodic benefit cost                           $    684       870             463      442
                                                            ========    ======             ===      ===

     For purposes of measuring other postretirement benefits, the annual rate of increase in the per capita cost of covered benefits (i.e., healthcare cost trend rate) for 1998 was 9.7 percent for participants whose coverage included Major Medical Insurance, 8.4 percent for participants who have Blue Cross/Blue Shield coverage only, and 6.5 percent for participants who have Point of Service coverage. The rates were assumed to decrease gradually to 5 percent by the year 2007 and remain at that level thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point change in the assumed healthcare trend rate would have the following effects:

                                                                          One             One
                                                                      percentage       percentage
                                                                    point increase   point decrease
                                                                    --------------   --------------
Effect on total of service and interest cost
   components for 1998                                                      60             (51)
Effect on 1998 postretirement benefit obligation                           378            (331)

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

(4)  Income Taxes
     ------------

     The components of income tax expense are:

                                        1998        1997      1996
                                        ----        ----      ----
     Current:
       Federal                        $ 10,231      6,141    5,603
       State                             3,243      2,263    2,018
                                      --------     ------    -----
                                        13,474      8,404    7,621

     Deferred:
       Federal                          (3,114)     4,460      291
       State                            (1,005)     1,420       98
                                      --------     ------    -----
                                        (4,119)     5,880      389

     Deferred investment tax credit        (91)       (98)    (101)
                                      --------     ------    -----
                                      $  9,264     14,186    7,909
                                      ========     ======    =====

     The Company's income tax expense differs from income tax expense computed at the federal statutory rate of 35 percent due to the following factors:

                                               1998         1997       1996
                                               ----         ----       ----
     Statutory federal income tax            $ 8,324       12,729     6,874
     State taxes on income (net of
       federal income tax benefit)             1,455        2,362     1,275
     Change in beginning of year
       valuation allowance                      (374)        (845)       99
     Investment tax credit                       (91)         (98)     (101)
     Tax-exempt interest                         (13)          (5)      (88)
     Other tax-exempt income                    (301)           -         -
     Other                                       264           43      (150)
                                             -------       ------     -----
     Income tax expense                      $ 9,264       14,186     7,909
                                             =======       ======     =====

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     The significant components of deferred income tax expense attributable to income from operations are as follows:

                                                        1998          1997           1996
                                                        ----          ----           ----
     Deferred tax expense (exclusive of the
       effects of the other components below)          $  1,544         737           290
     Net gain on investment (note 5)                     (5,289)      5,289             -
     Use of capital loss carryforward                         -         699             -
     Increase (decrease) in beginning of year
       valuation allowance                                 (374)       (845)           99
                                                       --------       -----           ---
                                                       $ (4,119)      5,880           389
                                                       ========       =====           ===

     Additional deferred taxes of $331 and $1 as of December 31, 1998 and 1997, respectively, were included in shareholders' equity in relation to an unrealized gain on marketable securities classified as available for sale (note 6).

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997, are presented below:

                                                                               1998            1997
                                                                               ----            ----
       Deferred tax assets:
         Postretirement benefits                                             $ (2,044)          (1,947)
         Deferred compensation                                                   (403)            (446)
         Compensated absences, principally due
           to accrual for financial reporting purposes                           (252)            (238)
         Capital loss carryforward                                                  -                -
         Goodwill                                                                 (58)             (64)
         Other                                                                   (170)            (687)
                                                                             --------           ------
                 Total gross deferred tax assets                               (2,927)          (3,382)

           Less valuation allowance                                                68              442
                                                                             --------           ------
                 Net deferred tax assets                                     $ (2,859)          (2,940)

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                                                                               1998            1997
                                                                               ----            ----
       Deferred tax liabilities:
       Plant and equipment, principally due to
           differences in depreciation                                       $ 9,369           8,424
         Pension                                                                 533             538
         Amortization of deferred financing costs                                169             193
         Basis in SmarTalk stock (note 6)                                          -           5,289
         Net unrealized gain on available for sale
           securities                                                            331               1
         Other                                                                   517             344
                                                                             -------          ------
                 Total gross deferred tax liability                           10,919          14,789
                                                                             -------          ------

                 Net deferred tax liability                                  $ 8,060          11,849
                                                                             =======          ======

       Unamortized investment tax credit                                     $   180             271
                                                                             =======          ======

     The valuation allowance for deferred tax assets relates to state loss carryforwards of subsidiaries. The valuation allowance for deferred tax assets as of January 1, 1998 and 1997, was $442 and $1,287, respectively. The net change in the total valuation allowance for the years ended December 31, 1998 and 1997, was a decrease of $218 and $845, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     At December 31, 1998, the Company has net operating loss carryforwards for state income tax purposes of $1,002 which are available to offset future federal taxable income, if any, through 2005.

(5)  Investments
     -----------

     The Company's investments at December 31, 1998 and 1997, consist of the following:

                                                               1998       1997
                                                               ----       ----
       Investments at equity:
         Investments in cellular limited partnerships         $ 9,176      7,404
         Boulevard Communications, LLP                            461         95
                                                              -------      -----
                 Total investments                            $ 9,637      7,499
                                                              =======      =====

     In 1998 and 1997, the Company had capital calls amounting to $880 and $1,800, respectively, to maintain its ownership percentages in its limited partnership investments.

     The Company owned an investment in the common stock of Conquest
       Telecommunications Services Corporation (Conquest), a non-public company. In 1997, SmarTalk Teleservices, Inc. (SmarTalk), a public company, announced a proposed acquisition of Conquest, which was completed on December 31, 1997. In connection with liquidating its investment in Conquest, the Company entered into the following transactions which resulted in a net pre-tax gain of $14,516 ($9,003 after income taxes, $.60 per share) in 1997.

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

     (3) On December 31, 1997, the acquisition was completed, and the Company exchanged its remaining shares of Conquest common stock for shares of SmarTalk common stock resulting in a realized pre-tax gain of $16,124. As of December 31, 1997, the SmarTalk shares were included in available for sale securities (note 6) and were valued at the Option Price. The option was exercised in January 1998 resulting in the Company exchanging its remaining SmarTalk shares for cash.

(6)  Marketable Securities
     ---------------------

     Information about marketable investment securities at December 31, 1998 and 1997, is as follows:


                                                                    1998
                                                  ---------------------------------------
                                                          Unrealized   Unrealized  Market
                                                   Cost     gains        losses    value
                                                   ----     -----      ----------  -----
     Available for sale:
       Equity securities                           $  4,937     898      (143)      5,692
       Debt securities                                8,918      79       (19)      8,978
                                                   --------     ---      ----      ------
                                                   $ 13,855     977      (162)     14,670
                                                   ========     ===      ====      ======

                                                                    1997
                                                  ---------------------------------------
                                                          Unrealized   Unrealized  Market
                                                   Cost     gains        losses    value
                                                   ----     -----      ----------  -----
Available for sale:
  Equity securities                                $16,845      2            -     16,847
                                                   =======      =           ==     ======

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

     The carrying value of debt securities at December 31, 1998, by contractual maturity, are as follows:

               Due in:
               One year or less                                       $         -
                   One to five years                                        7,844
                   Five to ten years                                        1,134
                                                                      -----------
                                                                      $     8,978
                                                                      ===========

     Realized gains and losses on the sale of marketable securities in each of the three years ended December 31, 1998, were not significant.

(7)  Related Party Transaction
     -------------------------

     In 1998, the Company entered into an agreement to outsource certain data processing functions to a third party processor (Processor). The Company and the Processor are related by a common shareholder and director. Payments to the Processor under this agreement were $1,227 in 1998.

(8)  Unaudited Quarterly Financial Data for 1998 and 1997
     ----------------------------------------------------

     The following are summaries of quarterly financial data for the years ended
       December 31, 1998 and 1997, as reported by the Company:

                                             Unaudited (in thousands, except per share data)
                                             -------------------------------------------------
                                                 First        Second      Third       Fourth
                                                quarter      quarter     quarter     quarter
                                                ------       -------     -------     -------
     1998:
       Operating revenues                      $16,096        17,239       16,329      17,124
       Net operating revenues                    5,691         6,672        5,282       4,766
       Net earnings                              4,251         4,066        3,204       2,997
       Earnings per common share:
         Net earnings                              .28           .27          .21         .21

     1997:
       Operating revenues                      $16,587        17,864       15,934      15,823
       Net operating revenues                    5,637         6,130        5,522       4,828
       Net earnings                              3,195         3,715        3,454      11,821*
       Earnings per common share:
         Net earnings                              .21           .25          .23         .79*

      * The 1997 fourth quarter reflects the net after-tax gain of $9,003 described in note 5.

                                                                      SCHEDULE I
                                                                      ----------


                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                           Condensed Balance Sheets

                          December 31, 1998 and 1997

                            (Amounts in Thousands)

                                                         1998              1997
                                                         ----              ----
                            Assets
                            ------
Current assets:
     Cash and temporary investments                    $  2,641            3,932
     Marketable securities available for sale            14,670           16,741
     Dividend receivable from subsidiary                  2,248            2,106
     Accounts receivable - other                            151               22
                                                       --------        ---------
                  Total current assets                   19,710           22,801

Property, plant and equipment:
     Land                                                   150              150
     Buildings                                            1,187            1,187
     Equipment                                               21               21
                                                       --------        ---------
                                                          1,358            1,358

        Less accumulated depreciation and amortization      131               76
                                                       --------        ---------
                                                          1,227            1,282

Other assets                                                957            1,702
Investment in subsidiaries                               54,949           52,573
Notes and accounts receivable - subsidiaries              1,175            1,177
                                                       --------        ---------
                                                       $ 78,018           79,535
                                                       ========        =========

                                                                     (Continued)

                                                           ---------------------

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                      Condensed Balance Sheets, Continued

                            (Amounts in Thousands)

                                                                          1998           1997
                                                                          ----           ----
           Liabilities and Shareholders' Equity
           ------------------------------------

Current liabilities:
     Dividend payable                                               $    2,251            2,101
     Accrued legal settlement                                                -            3,180
     Deferred income taxes                                                 293            5,289
     Accounts payable - subsidiaries                                         3               27
     Federal and state income taxes                                      1,586              236
     Other liabilities                                                      79              142
                                                                    ----------         --------
                  Total current liabilities                              4,212           10,975

Shareholders' equity:
     Common stock                                                        2,350            2,350
     Capital in excess of par value                                      2,215            2,215
     Retained earnings                                                  69,265           64,501
     Less cost of treasury stock                                          (508)            (508)
     Accumulated other comprehensive income - unrealized gain
        on available for sale securities, net                              484                2
                                                                    ----------         --------
                                                                        73,806           68,560
                                                                    ----------         --------
                                                                    $   78,018           79,535
                                                                    ==========         ========

                                                                     (Continued)

                                                           ---------------------

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                      Condensed Statements of Operations

             For the Years Ended December 31, 1998, 1997 and 1996

                            (Amounts in Thousands)

                                                                           1998             1997           1996
                                                                           ----             ----           ----
Revenues:
     Dividends from subsidiaries                                          $  11,009           2,106          13,821
     Interest income                                                            833             542             459
     Nonoperating income                                                        114               6             142
     Net gain on sale of investment                                               -          14,516               -
     Gain on insurance policy                                                   860               -               -
                                                                          ---------       ---------      ----------
                                                                             12,816          17,170          14,422

Expenses:
     General office salaries and expenses                                       405             395             387
     State taxes                                                                121             115              82
     Bad debt expense - note receivable - subsidiary                              -           1,389               -
                                                                          ---------       ---------      ----------
                                                                                526           1,899             469
                                                                          ---------       ---------      ----------

                  Earnings before income taxes and equity earnings           12,290          15,271          13,953

Income taxes                                                                    148           5,366              16
                                                                          ---------       ---------      ----------
                  Earnings before equity earnings                            12,142           9,905          13,937

Equity in (overdistributed) undistributed net earnings
     of subsidiaries                                                          2,376          12,280          (2,207)
                                                                          ---------       ---------      ----------
                  Net earnings                                            $  14,518          22,185          11,730
                                                                          =========       =========      ==========

                                                                     (Continued)

                                                           ---------------------

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                      Condensed Statements of Cash Flows

             For the Years Ended December 31, 1998, 1997 and 1996

                            (Amounts in Thousands)

                                                                           1998             1997           1996
                                                                           ----             ----           ----
Cash from operating activities:
     Net earnings                                                       $  14,518          22,185          11,730
     Adjustments to reconcile net earnings
        to net cash provided by operating activities:
           Equity in undistributed earnings of affiliates                  (2,376)        (12,280)          2,207
           Net gain on liquidation of Conquest
               investment                                                       -         (14,516)              -
           Other adjustments                                                  792              22            (157)
           Changes in assets and liabilities:
               Receivables                                                   (127)          4,310             150
               Dividend receivable                                           (142)           (151)          2,045
               Accounts payable - subsidiaries                                (23)             27               -
               Other liabilities                                           (1,894)            231             (83)
               Deferred income taxes                                       (5,330)          5,161               -
                                                                        ---------        --------          ------
                     Total adjustments                                     (9,100)        (17,196)          4,162
                                                                        ---------        --------          ------

                     Net cash provided by operating
                         activities                                         5,418           4,989          15,892
                                                                        ---------        --------          ------

Cash from investing activities:
     Expenditures for property and equipment                                    -               -            (794)
     Investment in affiliates                                                  (3)             (2)              -
     Proceeds from sale of investment                                           -           1,655               -
     Purchase of marketable securities held to maturity                         -               -            (454)
     Proceeds from maturity of marketable
        securities held to maturity                                             -             451           1,014
     Purchases of marketable securities available for sale                (18,060)              -               -
     Proceeds from sale of marketable securities
        available for sale                                                 20,957               -               -
     Notes receivable - subsidiaries                                            -               -          (3,815)
                                                                        ---------        --------          ------
                     Net cash provided by (used for)
                         investing activities                               2,894           2,104          (4,049)
                                                                        ---------        --------         -------

                                                                     (Continued)

                                                           ---------------------

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                 Condensed Statements of Cash Flows, Continued

                            (Amounts in Thousands)

                                                                           1998             1997           1996
                                                                           ----             ----           ----
Cash used for financing activities:
     Cash dividends                                                        $ (9,603)          (8,262)        (7,670)
     Purchase of treasury stock                                                   -             (508)             -
                                                                           --------         --------       --------
                     Net cash used for financing
                         activities                                          (9,603)          (8,770)        (7,670)
                                                                           --------         --------       --------

Net (decrease) increase in cash and temporary
     investments                                                             (1,291)          (1,677)         4,173
Cash and temporary investments at beginning of year                           3,932            5,609          1,436
                                                                           --------         --------       --------
Cash and temporary investments at end of year                              $  2,641            3,932          5,609
                                                                           ========         ========       ========

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        NORTH PITTSBURGH SYSTEMS, INC.
                        ------------------------------
                                  Registrant



By   /s/ H. R. Brown            By   /s/ C. E. Thomas, Jr.
   -------------------------       ---------------------------
      H. R. Brown                        C. E. Thomas, Jr.
      President and Director             Chairman of the Board



Date    3/30/99                 Date      3/30/99
    -----------------------          --------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By   /s/ A. P. Kimble
  ---------------------------------
   A. P. Kimble
   Director, Vice President and Treasurer



Date    3/30/99
    -------------------------------



Director:



By  /s/ C. E. Cole
  ---------------------------------
   C. E. Cole



Date    3/30/99
    -------------------------------

                               OTHER INFORMATION

                 EXHIBIT INDEX FOR ANNUAL REPORTS ON FORM 10-K
                 ---------------------------------------------



Exhibit No.             Subject                        Applicability
-----------             -------                        -------------
  (2)          Plan of acquisition, reorganization,    Not Applicable
               arrangement, liquidation or
               succession

  (3)(i)       Articles of Incorporation               Provided in Quarterly
                                                       Report on Form 10-Q for
                                                       the quarter ended June
                                                       30, 1996 and Incorporated
                                                       Herein by Reference.

  (3)(ii)      By-Laws                                 Attached Hereto.

  (4)          Instruments defining the rights         Provided in Registration
               of security holders, including          of Securities of Certain
               indentures                              Successor Issuers on Form
                                                       8-B filed on June 25,
                                                       1985 and Incorporated
                                                       Herein by Reference.

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

 (11)          Statement re computation of per         Attached Hereto
               share earnings

 (12)          Statement re computation of ratios      Not Applicable

 (13)          Annual report to security holders,      Not Applicable
               Form 10-Q or quarterly report to
               security holders

 (16)          Letter re change in certifying          Not Applicable
               accountant

 (18)          Letter re change in accounting          Not Applicable
               principles

Exhibit No.             Subject                        Applicability
-----------             -------                        -------------
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