Form 10-Q
period 1999-03-31
NORTH PITTSBURGH SYSTEMS INC
filed 1999-04-30
CIK 764765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


(Mark One)

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


     For the quarterly period ended              March 31, 1999
                                    ------------------------------------------

                                       OR


{  }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
       EXCHANGE ACT OF 1934


For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number                       0-13716
                       ---------------------------------------------------------

                        NORTH PITTSBURGH SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                 25-1485389
-----------------------------------     --------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

              4008 Gibsonia Road, Gibsonia, Pennsylvania 15044-9311
              -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                               724-443-9600
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                   No Change
-----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X       NO
                                 -----       ------

                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Common Stock Outstanding
                            ------------------------

At April 23, 1999, the Registrant had 15,005,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                    PART I
                                    ITEM 1
                              FINANCIAL STATEMENTS
                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (Thousands -- Except Per Share Amounts)



                                                            For the Three Months
                                                               Ended March 31
                                                            --------------------
                                                              1999      1998
                                                            -------   -------
Operating revenues:
  Local network services                                    $ 3,191   $ 2,825
  Long distance and access services                          11,748    10,996
  Directory advertising, billing & other services               695       621
  Telecommunication equipment sales                             608       560
  Other operating revenues                                    1,297     1,094
                                                            -------   -------

     Total Operating Revenues                                17,539    16,096
                                                            -------   -------

Operating expenses:
  Network and other operating expenses                        7,130     6,216
  Depreciation and amortization                               3,218     2,898
  State and local taxes                                         801       754
  Telecommunication equipment expenses                          607       537
                                                            -------   -------

     Total Operating Expenses                                11,756    10,405
                                                            -------   -------

  Net Operating Revenues                                      5,783     5,691

Other expense (income), net:
  Interest expense                                              510       462
  Interest income                                              (267)     (382)
  Sundry expense (income), net                                 (155)     (904)
                                                            -------   -------

                                                                 88      (824)
                                                            -------   -------

     Earnings before income taxes                             5,695     6,515

  Income taxes                                                2,279     2,264
                                                            -------   -------

     Net earnings                                           $ 3,416   $ 4,251
                                                            =======   =======


Weighted average common shares outstanding                   15,005    15,005
                                                            =======   =======

Basic and diluted earnings per share of
common stock                                                   $.23      $.28
                                                            =======   =======

Dividends per share of common stock                            $.16      $.15
                                                            =======   =======



     See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                  Mar. 31       Dec. 31
                        ASSETS                                1999 (Unaudited)    1998
                        ------                                ----------------  --------
Current Assets:
  Cash and temporary investments                                 $ 12,436       $ 16,786
  Marketable securities available for sale                         15,531         14,670

  Accounts receivable:
   Customers                                                        3,312          3,599
   Access service settlements and other                             7,411          7,310
  Prepaid expenses                                                     37            204
  Inventories of construction and operating materials and
   supplies                                                         3,920          4,019
  Prepaid taxes                                                       862              -
                                                                 --------       --------

     Total current assets                                          43,509         46,588
                                                                 --------       --------

  Property, plant and equipment:
   Land                                                               475            475
   Buildings                                                       11,115         11,067
   Equipment                                                      139,018        136,779
                                                                 --------       --------

                                                                  150,608        148,321
  Less accumulated depreciation and amortization                   81,682         78,854
                                                                 --------       --------

                                                                   68,926         69,467
  Construction in progress                                         12,036          6,863
                                                                 --------       --------
     Total property, plant and equipment, net                      80,962         76,330

Investments                                                         9,786          9,637
Deferred financing costs                                              834            857
Prepaid pension cost                                                1,077            598
Other assets                                                        1,029          1,305
                                                                 --------       --------

                                                                 $137,197       $135,315
                                                                 ========       ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Current portion of long-term debt                              $  1,864       $  1,850
  Accounts payable                                                  6,196          6,756
  Dividend payable                                                  2,401          2,251
  Other accrued liabilities                                         2,278          2,616
  Federal and state income taxes                                    2,576            920
                                                                 --------       --------

     Total current liabilities                                     15,315         14,393
                                                                 --------       --------

Long-term debt                                                     31,720         32,196

Deferred income taxes                                               8,340          8,060
Accrued postretirement benefits                                     5,040          5,002
Other liabilities                                                   1,772          1,858

Shareholders' equity:
  Capital stock/Common stock                                        2,350          2,350
  Capital in excess of par value                                    2,215          2,215
  Retained earnings                                                70,280         69,265
  Less cost of treasury stock (1999 and 1998-35,000 shares)          (508)          (508)
  Accumulated other comprehensive income-unrealized gain
   on available for sale securities, net                              673            484
                                                                 --------       --------

     Total shareholders' equity                                    75,010         73,806
                                                                 --------       --------

                                                                 $137,197       $135,315
                                                                 ========       ========

     See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)


                                                                                For the Three Months
                                                                                  Ended Mar. 31
                                                                                --------------------
                                                                                  1999        1998
                                                                                -------     --------
Cash from operating activities:
  Net earnings                                                                   $ 3,416     $ 4,251
  Adjustments to reconcile net earnings to net cash from
   operating activities:

     Depreciation and amortization                                                 3,218       2,898
     Gain on sale of marketable securities                                           (12)         (1)
     Equity (income) losses of affiliated companies                                 (149)       (234)
     Changes in assets and liabilities:
      Accounts receivable                                                            186         250
      Inventories of construction and operating materials
       & supplies                                                                     99         (95)
      Deferred financing costs, prepaid pension cost
       and other assets                                                             (180)        353
      Prepaid federal and state taxes                                               (862)       (755)
      Accounts payable                                                              (560)        751
      Other accrued liabilities                                                     (424)       (205)
      Accrued postretirement benefits                                                 38          62
      Federal and state income taxes                                               1,806       1,776
      Other, net                                                                     185          41
                                                                                 -------     -------

          Total adjustments                                                        3,345       4,841
                                                                                 -------     -------

          Net cash from operating activities                                       6,761       9,092
                                                                                 -------     -------

Cash used for investing activities:
  Expenditures for property and equipment                                         (7,766)     (3,136)
  Net salvage on retirements                                                        (102)        164
                                                                                 -------     -------

          Net capital additions                                                   (7,868)     (2,972)
                                                                                 -------     -------

  Purchase of marketable securities available for sale                            (2,514)          -
  Proceeds from sale of marketable securities available for sale                   1,984         105
  Proceeds from sale of investment                                                     -      13,561
                                                                                 -------     -------

          Net cash used for investing activities                                  (8,398)     10,694
                                                                                 -------     -------

Cash used for financing activities:
  Cash dividends                                                                  (2,251)     (2,102)
  Retirement of debt                                                                (462)       (194)
                                                                                 -------     -------

          Net cash used for financing activities                                  (2,713)     (2,296)
                                                                                 -------     -------

Net (decrease) increase in cash and temporary investments                         (4,350)     17,490

Cash and temporary investments at beginning of period                             16,786      15,938
                                                                                 -------     -------

Cash and temporary investments at end of period                                  $12,436     $33,428
                                                                                 =======     =======

Interest paid                                                                    $   488     $   439
                                                                                 =======     =======

Income taxes paid                                                                $   342     $   489
                                                                                 =======     =======


     See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  GENERAL
     -------

     The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Registrant's wholly-owned subsidiaries, North Pittsburgh Telephone Company (North Pittsburgh), Penn Telecom, Inc. (Penn Telecom) and Pinnatech, Inc. (Pinnatech). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Registrant believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods have been reflected. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report to the Securities and Exchange Commission on Form 10-K .

(2)  COMPREHENSIVE INCOME
     --------------------

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The reconciliation of net income to comprehensive income (loss) is as follows (in thousands):


                                     For the Three Months
                                         Ended Mar. 31
                                     ---------------------
                                       1999        1998
                                     ---------  ----------

        Net income                      $3,416     $4,251
        Unrealized gain (loss) on
           marketable securities           189         (2)
                                        ------     ------

        Comprehensive income            $3,605     $4,249
                                        ======     ======



                                     ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



1.  Financial Condition
    -------------------

    (a)  General
         -------

    There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1998 to March 31, 1999, the end of the three-month period reported herein.

     (b) Liquidity and Capital Resources
         -------------------------------

     Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at March 31, 1999 amounted to approximately $2,369,000, with such amount being part of the 1999 construction program, which is expected to be in excess of $20 million. Funds for financing construction expenditures in the three-month period ended March 31, 1999 were generated from internal sources. Based on its 1999 construction budget and projected cash flows, the Registrant anticipates cash flows provided by operating activities and cash reserves in 1999 to be sufficient to service long-term debt, to pay dividends and to finance approximately 25% to 50% of capital additions. The balance of capital additions will be financed from debt financing available from the Rural Utilities Service. At March 31, 1999, construction work in progress was $11,461,000. An additional $5,393,000 is expected to be expended to complete these projects.

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

2.   Results of Operations
     ---------------------

     Total operating revenues increased $1,443,000 (9.0%) in the three-month period ended March 31, 1999 over the comparable period in 1998. This change was due to an increase in local network services of $366,000 (13.0%), an increase in long distance and access services of $752,000 (6.8%) and an increase in other operating revenues of $203,000 (18.6%). Increased local network service revenues were attributable to customer growth, growth in second lines and expanded penetration of enhanced services. Higher long distance and access services were generally the result of an increase in the number of customers and minutes of use. The increase in other operating revenues is primarily due to an increase in Internet-related revenues.

     Total operating expenses for the three-month period ended March 31, 1999 increased $1,351,000 (13.0%) over the preceding year. That change is principally the result of an increase in network and other operating expenses of $914,000 (14.7%), and an increase in depreciation and amortization of $320,000 (11.0%). The increase in network and other operating expenses consists of an increase in personnel costs due to an expansion of existing business and an increase in personnel and other expenses due to start-up activities of CLEC and Internet-related services. Temporary increases in data processing expenses currently being experienced are necessary to maintain both existing and new systems during conversion activities and will cease beginning in the third quarter. The increase in depreciation and amortization is the direct result of the growth in fixed assets to serve current and future customer needs. The increase in total operating revenues discussed above coupled with the increase in total operating expenses resulted in net operating revenues increasing $92,000 (1.6%) between 1999 and 1998.

     Interest income decreased $115,000 primarily due to a shift in investments to available for sale securities. The net decrease in Sundry income (non-operating) of $749,000 is primarily due to receipts from a one-time insurance settlement in 1998, offset by an increase in cellular partnership income in 1999 over 1998.

     The increase in net operating revenues for the three-month period ended March 31, 1999, in conjunction with the decrease in Sundry income, net, resulted in a decrease of $820,000 (12.6%) in earnings before income taxes.

     The Registrant's effective tax rate was 40% and 35% for the quarters ended March 31, 1999 and 1998 respectively. The increase in the effective tax rate results from receipt of a non-taxable life insurance settlement in the quarter ended March 31, 1998.

3.   Adoption of New Accounting Pronouncements
     -----------------------------------------

     In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Registrant does not expect this pronouncement to impact the consolidated financial statements because the Registrant has not entered into derivative or hedging transactions.


     Statement of Position 98-1 (SOP 98-1), "Accounting for the costs of Computer Software Developed or Obtained for Internal Use," has been adopted by the Registrant effective January 1, 1999. SOP 98-1 provides guidance on capitalizing costs of computer software developed or obtained for internal use. The Registrant does not expect SOP 98-1 to have a material effect on its financial statements.

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

     Renovation - Perform upgrades to hardware and software. This phase is underway and is scheduled to be completed in June, 1999. The Registrant has contracted to outsource certain operational support, billing and accounting systems to a third party vendor. The software and hardware components of the systems selected have been certified by the vendor as Year 2000 compliant. Remediation of mission critical systems is ninety percent complete at this time. The remaining ten percent of mission critical systems are scheduled to be remediated by June, 1999.

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

     (b)  Cost to Address Year 2000 Issues
          --------------------------------

     Expenditures related to Year 2000 remediation, the data processing transition plan, license fees for purchase of software and training and implementation costs are not expected to exceed $3.5 million, $2.0 million of which has been incurred through March 31, 1999. Costs related to implementation of new systems are being capitalized, in accordance with SOP 98-1, and will be amortized over the estimated useful life of the asset beginning in approximately the second quarter of 1999, the anticipated completion date of the project. The remainder of these costs, including Year 2000 remediation costs, will be expensed as incurred.

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

     (d)  Contingency Plan
          ----------------

     The Registrant has developed a Corporate Year 2000 Contingency Plan to cover its primary business activities. This plan outlines the key areas of business, and the manner in which they will be supported in the event of a Year 2000 failure. This plan has been developed as a result of research into United States Telephone Association member telephone company responses to hurricanes, tornadoes, ice storms and other disasters. The Registrant has studied and modified these plans to cover operations during potential Year 2000 related failures. The Registrant has also updated and revised the existing Emergency Response Plan. The Registrant's Emergency Response Plan will form the core of the Registrant's Contingency Plan if a major service outage should occur.

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



                                     ITEM 3

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES

                               ABOUT MARKET RISK



1. There have been no material changes in reported market risks faced by the Registrant since December 31, 1998.

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NORTH PITTSBURGH SYSTEMS, INC.
                                    ------------------------------
                                            (Registrant)



Date   April 30, 1999              /s/ H. R. Brown
    ---------------------          --------------------------------
                                   H. R. Brown, President



Date   April 30, 1999              /s/ A. P. Kimble
    ---------------------          ----------------------------------------
                                   A. P. Kimble, Vice President & Treasurer

                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits - Exhibit Index for Quarterly Reports on Form 10-Q.
             --------

Exhibit
Number                       Subject                         Applicability
-------                      -------                         -------------

 (2)         Plan of acquisition, reorganization,     Not Applicable
             arrangement, liquidation or
             succession

 (3) (i)     Articles of Incorporation                Provided in Quarterly Report
                                                      on Form 10-Q for the quarter
                                                      ended June 30, 1996 and
                                                      Incorporated Herein by
                                                      Reference.

 (3) (ii)    By-Laws                                  Provided in Annual Report
                                                      on Form 10-K for the year
                                                      ended December 31, 1998
                                                      and Incorporated Herein by
                                                      Reference.

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

 (22)        Published report regarding matters       Not Applicable
             submitted to a vote of security holders

 (23)        Consents of experts and counsel          Not Applicable

 (24)        Power of attorney                        Not Applicable

 (27)        Financial Data Schedule                  Attached Hereto

 (99)        Additional exhibits                      Not Applicable


         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the
             -------------------
             quarter ended March 31, 1999.