Form 10-Q
period 1999-06-30
NORTH PITTSBURGH SYSTEMS INC
filed 1999-08-02
CIK 764765

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                 For the quarterly period ended         June 30, 1999
                                                --------------------------------


                                      OR


{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the transition period from ____________________ to _________________________


Commission File Number                        0-13716
                       ---------------------------------------------------------


                        NORTH PITTSBURGH SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Pennsylvania                                 25-1485389
------------------------------------     ------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)


             4008 Gibsonia Road, Gibsonia, Pennsylvania 15044-9311
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 724-443-9600
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                   No Change
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X    NO_____
                                  ---


                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common Stock Outstanding
                           ------------------------

At July 23, 1999, the Registrant had 15,005,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                    PART I
                                    ITEM 1
                             FINANCIAL STATEMENTS
                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (Thousands - Except Per Share Amounts)

                                                      For the Three Months    For the Six Months
                                                         Ended June 30          Ended June 30
                                                      ---------------------   -------------------

                                                          1999        1998       1999       1998
                                                       -------     -------    -------    -------
Operating revenues:
  Local network services                               $ 3,264     $ 2,983    $ 6,455    $ 5,808
  Long distance and access services                     11,581      11,801     23,327     22,797
  Directory advertising, billing & other services          768         569      1,376      1,191
  Telecommunication equipment sales                        678         866      1,373      1,426
  Other operating revenues                               1,138       1,020      2,437      2,113
                                                       -------     -------    -------    -------

     Total Operating Revenues                           17,429      17,239     34,968     33,335

Operating expenses:
  Network and other operating expenses                   7,997       6,136     15,144     12,352
  Depreciation and amortization                          3,313       2,922      6,530      5,820
  State and local taxes                                    768         702      1,570      1,457
  Telecommunication equipment expenses                     669         807      1,259      1,343
                                                       -------     -------    -------    -------

     Total Operating Expenses                           12,747      10,567     24,503     20,972
                                                       -------     -------    -------    -------

   Net Operating Revenues                                4,682       6,672     10,465     12,363


Other expense (income), net:
  Interest expense                                         499         456      1,010        919
  Interest income                                         (211)       (387)      (456)      (769)
  Sundry expense (income), net                            (316)       (195)      (494)    (1,099)
                                                       -------     -------    -------    -------

                                                           (28)       (126)        60       (949)
                                                       -------     -------    -------    -------

     Earnings before income taxes                        4,710       6,798     10,405     13,312

Income taxes                                             1,931       2,732      4,210      4,995
                                                       -------     -------    -------    -------

     Net earnings                                      $ 2,779     $ 4,066    $ 6,195    $ 8,317
                                                       =======     =======    =======    =======

Weighted average common shares outstanding              15,005      15,005     15,005     15,005
                                                       =======     =======    =======    =======

Basic and diluted earnings per share of
  common stock                                         $   .18     $   .27    $   .41    $   .55
                                                       =======     =======    =======    =======

Dividends per share of common stock                    $   .16     $   .15    $   .32    $   .35
                                                       =======     =======    =======    =======

    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                              (Unaudited)
                                                                June 30          Dec. 31
                     ASSETS                                      1999             1998
                     ------                                    --------         --------
Current Assets:
  Cash and temporary investments                               $  8,259         $ 16,786
  Marketable securities available for sale                       16,088           14,670

  Accounts receivable:
   Customers                                                      4,297            3,599
   Access service settlements and other                           7,530            7,310
  Prepaid expenses                                                  198              204
  Inventories of construction and operating materials and
   supplies                                                       5,390            4,019
  Prepaid taxes                                                     533                -
  Prepaid federal and state income taxes                            315                -
                                                               --------         --------

     Total current assets                                        42,610           46,588
                                                               --------         --------

  Property, plant and equipment:
   Land                                                             475              475
   Buildings                                                     11,283           11,067
   Equipment                                                    140,195          136,779
                                                               --------         --------

                                                                151,953          148,321
  Less accumulated depreciation and amortization                 80,866           78,854
                                                               --------         --------

                                                                 71,087           69,467
  Construction in progress                                       12,547            6,863
                                                               --------         --------
     Total property, plant and equipment, net                    83,634           76,330

Investments                                                       7,824            9,637
Deferred financing costs                                            811              857
Prepaid pension cost                                                873              598
Other assets                                                        801            1,305
                                                               --------         --------

                                                               $136,553         $135,315
                                                               ========         ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Current portion of long-term debt                            $  1,878         $  1,850
  Accounts payable                                                8,316            6,756
  Dividend payable                                                2,401            2,251
  Other accrued liabilities                                       1,788            2,616
  Federal and state income taxes                                      -              920
                                                               --------         --------

     Total current liabilities                                   14,383           14,393
                                                               --------         --------

Long-term debt                                                   31,248           32,196

Deferred income taxes                                             8,692            8,060
Accrued postretirement benefits                                   5,067            5,002
Other liabilities                                                 1,771            1,858

Shareholders' equity:
  Capital stock/Common stock                                      2,350            2,350
  Capital in excess of par value                                  2,215            2,215
  Retained earnings                                              70,658           69,265
  Less cost of treasury stock (1999 and 1998-35,000 shares)        (508)            (508)
  Accumulated other comprehensive income-unrealized gain
   on available for sale securities, net                            677              484
                                                               --------         --------

     Total shareholders' equity                                  75,392           73,806
                                                               --------         --------

                                                               $136,553         $135,315
                                                               ========         ========

    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

                                                                                For the Six Months
                                                                                  Ended June 30
                                                                              ----------------------

                                                                                1999          1998
                                                                              --------       -------
Cash from operating activities:
  Net earnings                                                                $  6,195       $ 8,317
  Adjustments to reconcile net earnings to net cash from
   operating activities:

     Depreciation and amortization                                               6,530         5,820
     Gain on sale of marketable securities                                        (186)           (1)
     Equity (income) losses of affiliated companies                               (289)         (751)
     Changes in assets and liabilities:
      Accounts receivable                                                         (918)       (1,169)
      Inventories of construction and operating materials
       & supplies                                                               (1,371)         (353)
      Deferred financing costs, prepaid pension cost
       and other assets                                                            275           364
      Prepaid federal and state taxes                                             (848)         (510)
      Accounts payable                                                           1,560         1,596
      Other accrued liabilities                                                   (915)         (651)
      Accrued postretirement benefits                                               65           121
      Federal and state income taxes                                              (420)       (2,307)
      Other, net                                                                   (47)           62
                                                                              --------       -------

          Total adjustments                                                      3,436         2,221
                                                                              --------       -------

          Net cash from operating activities                                     9,631        10,538
                                                                              --------       -------

Cash used for investing activities:
  Expenditures for property and equipment                                      (13,845)       (9,457)
  Net salvage on retirements                                                        64           389
                                                                              --------       -------

          Net capital additions                                                (13,781)       (9,068)
                                                                              --------       -------

  Purchase of marketable securities available for sale                          (5,777)            -
  Proceeds from sale of marketable securities available for sale                 4,870           105
  Proceeds from sale of investment                                                   -        13,561
  Investments in affiliated entities                                                 -          (630)
  Distributions from affiliated entities                                         2,102            43
                                                                              --------       -------

          Net cash used for investing activities                               (12,586)        4,011
                                                                              --------       -------

Cash used for financing activities:
  Cash dividends                                                                (4,652)       (5,103)
  Retirement of debt                                                              (920)         (398)
                                                                              --------       -------

          Net cash used for financing activities                                (5,572)       (5,501)
                                                                              --------       -------

Net (decrease) increase in cash and temporary investments                       (8,527)        9,048

Cash and temporary investments at beginning of period                           16,786        15,938
                                                                              --------       -------

Cash and temporary investments at end of period                               $  8,259       $24,986
                                                                              ========       =======

Interest paid                                                                 $    969       $   876
                                                                              ========       =======

Income taxes paid                                                             $  4,813       $ 7,302
                                                                              ========       =======

    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  GENERAL
     -------

     The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Registrant's wholly-owned subsidiaries, North Pittsburgh Telephone Company (North Pittsburgh), Penn Telecom, Inc. (Penn Telecom) and Pinnatech, Inc. (Pinnatech). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Registrant believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods have been reflected. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report to the Securities and Exchange Commission on Form 10-K.

(2)  COMPREHENSIVE INCOME
     --------------------

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The reconciliation of net income to comprehensive income (loss) is as follows (in thousands):

                                         For the Three Months    For the Six Months
                                            Ended June 30           Ended June 30
                                         --------------------    -------------------
                                           1999      1998          1999      1998
                                         --------  ---------     --------  ---------

            Net income                     $2,779    $4,066        $6,195    $8,317
            Unrealized gain (loss) on
              marketable securities             4        --           193        (2)
                                           ------    ------        ------    ------

            Comprehensive income           $2,783    $4,066        $6,388    $8,315
                                           ======    ======        ======    ======


                                    ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



1.   Financial Condition
     -------------------

     (a)  General
          -------

     There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1998 to June 30, 1999, the end of the six-month period reported herein.

     (b)  Liquidity and Capital Resources
          -------------------------------

     Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at June 30, 1999 amounted to approximately $6,087,715, with such amount being part of the 1999 construction program, which is expected to be in excess of $20 million. Funds for financing construction expenditures in the six-month period ended June 30, 1999 were generated from internal sources. Based on its 1999 construction budget and projected cash flows, the Registrant anticipates cash flows provided by operating activities and cash reserves in 1999 to be sufficient to service long-term debt, to pay dividends and to finance approximately 25% to 50% of capital additions. The balance of capital additions will be financed from debt financing available from the Rural Utilities Service. At June 30, 1999, construction work in progress was $12,547,000.

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

     (c)  Regulatory/Competition
          ----------------------

     North Pittsburgh, under Chapter 30 of the Pennsylvania Public Utility Code, filed a petition with the Pennsylvania Public Utility Commission (PA PUC), on July 31, 1998, seeking approval of an alternative form of regulation to replace traditional rate base/rate of return regulation or be subject to a show cause proceeding. The petition also included a proposed network modernization plan. In the filing, North Pittsburgh proposed a price cap plan whereby rates for noncompetitive services are allowed to be increased based on an index that measures general economy wide price increases. This petition is still pending before the PA PUC and may be modified in the final order. However, it is not possible at this time to determine the PA PUC's disposition of this petition or the effect on North Pittsburgh's financial position or results of operations.

     The Federal Communications Commission (FCC) continues to work on Rulemakings that will further spell out the specifics of the Telecommunications Act of 1996 (the 1996 Act). The PA PUC must then finalize its course of action to fully implement the 1996 Act, or to the extent possible and permissible, change the manner in which such regulations are implemented in Pennsylvania before the impact on North Pittsburgh, a Rural Telephone Company under the 1996 Act, can be fully understood and measured. However, the clear intent of the 1996 Act is to open up the local exchange market to competition. The 1996 Act appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its services at wholesale rates, provide number portability, if feasible, provide dialing parity, provide interconnection to any requesting carrier for the transmission and routing of telephone exchange service and exchange access and provide access to network elements. North Pittsburgh was granted a two-year suspension of the interconnection requirements of Section 251 of the 1996 Act that expired July 10, 1999. In January, 1999, North Pittsburgh filed for an additional one-year extension of the suspension until July 10, 2000. In an order entered June 25, 1999, the one-year extension of the suspension was approved.

     The 1996 Act, FCC and PA PUC regulatory proceedings and the thrust towards a fully competitive marketplace have created some uncertainty in respect to the levels of the Registrant's revenue growth in the future. However, the Registrant, through its subsidiaries, has positioned itself to take advantage of the opportunities the 1996 Act presents. The Registrant's business plan focuses on expanding its telecommunication services outside its traditional service area. Also, its unique location in a growing commercial/residential suburban traffic corridor to the north of the City of Pittsburgh, its state-of-the-art switching transmission and transport facilities and its extensive fiber network place the Registrant in a solid position to meet competition and minimize any loss of revenues. In addition, the Registrant continues to make its network flexible and responsive to the needs of its customers to meet competitive threats. Expansion of services outside the traditional territory, new services, access line growth and anticipated usage growth are expected to lessen or offset any reductions in the Registrant's revenue sources.

2.   Results of Operations
     ---------------------

     Total operating revenues increased $1,633,000 (4.9%) in the six-month period ended June 30, 1999 over the comparable period in 1998. This change was due to an increase in local network services of $647,000 (11.1%), an increase in long distance and access services of $530,000 (2.3%) and an increase in other operating revenues of $324,000 (15.3%). Increased local network service revenues were attributable to customer growth, growth in second lines and expanded penetration of enhanced services. Higher long distance and access services were generally the result of an increase in the number of customers and minutes of use. The increase in other operating revenues is primarily due to an increase in Internet-related revenues.

     Total operating expenses for the six-month period ended June 30, 1999 increased $3,531,000 (16.8%) over the preceding year. That change is principally the result of an increase in network and other operating expenses of $2,792,000 (22.6%), and an increase in depreciation and amortization of $710,000 (12.2%). The increase in network and other operating expenses consists of an increase in personnel costs due to an expansion of existing business and an increase in personnel and other expenses due to start-up activities of competitive local exchange carrier and Internet-related services. Temporary increases in data processing expenses currently being experienced are necessary to maintain both existing and new systems during conversion activities and will cease beginning in the third quarter. The increase in depreciation and amortization is the direct result of the growth in fixed assets to serve current and future customer needs. The increase in total operating revenues discussed above coupled with the increase in total operating expenses resulted in net operating revenues decreasing $1,898,000 (15.4%) between 1999 and 1998.

     Interest income decreased $313,000 primarily due to a shift in temporary investments to available for sale securities. The net decrease in Sundry income (non-operating) of $605,000 is primarily due to receipts from a one-time insurance settlement in 1998, offset by an increase in cellular partnership income in 1999 over 1998.

     The decrease in net operating revenues for the six-month period ended June 30, 1999, in conjunction with the decrease in Sundry income, net, resulted in a decrease of $2,907,000 (21.8%) in earnings before income taxes.

     The Registrant's effective tax rate was 40% and 38% for the six-month period ending June 30, 1999 and 1998 respectively. The increase in the effective tax rate results from receipt of a non-taxable life insurance settlement in the quarter ended March 31, 1998.

     Fluctuations in the revenues and expenses for the three-month period ended June 30, 1999, as compared to the same quarterly period in 1998 are generally attributable to the same reasons above in the year-to-date comparisons.

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

     Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", has been adopted by the Registrant effective January 1, 1999. SOP 98-1 provides guidance on capitalizing costs of computer software developed or obtained for internal use. SOP 98-1 did not have a material effect on its financial statements.

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

     Renovation - Perform upgrades to hardware and software. The Registrant has contracted to outsource certain operational support, billing and accounting systems to a third party vendor. The software and hardware components of the systems selected have been certified by the vendor as Year 2000 compliant. The Registrant has completed the remediation of all mission critical systems at this time. The Renovation is now 95% complete. The remaining 5% of non-mission critical systems are scheduled to be remediated well in advance of December, 1999.

     Validation - Test and certify new and renovated systems. This phase is underway; however, due to the introduction of several new product technologies, will not be completed until the end of September, 1999. This phase is currently 80% complete.

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

     (b)  Cost to Address Year 2000 Issues
          --------------------------------

     Expenditures related to Year 2000 remediation, the data processing transition plan, license fees for purchase of software and training and implementation costs are not expected to exceed $3.5 million, $2.4 million of which has been incurred through June 30, 1999. Costs related to implementation of new systems are being capitalized, in accordance with SOP 98-1, and will be amortized over the estimated useful life of the asset beginning in the second quarter of 1999. The remainder of these costs, including Year 2000 remediation costs, will be expensed as incurred.

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

     (d)  Contingency Plan
          ----------------

     The Registrant has developed a Corporate Year 2000 Contingency Plan to cover its primary business activities. This plan outlines the key areas of business, and the manner in which they will be supported in the event of a Year 2000 failure. This plan has been developed as a result of research into United States Telephone Association member telephone company responses to hurricanes, tornadoes, ice storms and other disasters. The Registrant has studied and modified these plans to cover operations during potential Year 2000 related failures. Testing and refinement of the Registrant's Contingency Plan is now underway. The Registrant has also updated and revised the existing Emergency Response Plan. The Registrant's Emergency Response Plan will form the core of the Registrant's Contingency Plan if a major service outage should occur.

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



                                    NORTH PITTSBURGH SYSTEMS, INC.
                                    ------------------------------
                                            (Registrant)



Date  August 2, 1999                /s/ H. R. Brown
    ____________________            ----------------------------------------
                                    H. R. Brown, President



Date  August 2, 1999                /s/ A. P. Kimble
    ____________________            ----------------------------------------
                                    A. P. Kimble, Vice President & Treasurer

                                    PART II

                               OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------


          (a)  The 1999 Annual Meeting of Shareholders was held on May 21, 1999.

          (b) The only matter voted upon at the Annual Meeting was the election of Directors. The vote tabulation in respect to the Directors elected at such meeting to serve until the 2000 Annual Meeting of Shareholders and until their successors are elected is shown in the following table:

                                                  Number of    Number of
                                                    Shares       Shares
                         Name                   Voted in Favor  Withheld
                         ----                   -------------- ---------

                    Harry R. Brown                12,057,625    335,834
                    Dr. Charles E. Cole           12,132,801    260,658
                    Allen P. Kimble               12,177,923    215,536
                    Stephen G. Kraskin            12,160,537    232,922
                    David E. Nelsen               12,149,257    244,202
                    Jay L. Sedwick                12,115,829    277,630
                    Charles E. Thomas, Jr.        12,131,215    262,244


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

 (10)        Material Contracts                     Not Applicable

 (11)        Statement re computation of per        Attached Hereto
             share earnings

Exhibit
Number             Subject                                  Applicability
------             -------                                  -------------

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

 (22)    Published report regarding matters                 Not Applicable
         submitted to a vote of security holders

 (23)    Consents of experts and counsel                    Not Applicable

 (24)    Power of attorney                                  Not Applicable

 (27)    Financial Data Schedule                            Attached Hereto

 (99)    Additional exhibits                                Not Applicable


    (b)  Reports on Form 8-K - No reports on Form 8-K were filed during the
         -------------------
         quarter ended June 30, 1999.