Form 10-Q
period 1999-09-30
NORTH PITTSBURGH SYSTEMS INC
filed 1999-11-01
CIK 764765

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


(Mark One)

{ X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


       For the quarterly period ended        September 30, 1999
                                     ---------------------------------


                                      OR


{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the transition period from
                               _______________________ to ______________________

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

                              YES  X       NO____
                                 -----

                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common Stock Outstanding
                           ------------------------

At October 22, 1999, the Registrant had 15,005,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                    PART I
                                    ITEM 1
                             FINANCIAL STATEMENTS
                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (Thousands - Except Per Share Amounts)

                                                          For the Three Months        For the Nine Months
                                                             Ended Sept. 30              Ended Sept. 30
                                                          --------------------         ------------------

                                                            1999        1998            1999       1998
                                                          --------     -------         -------    -------
Operating revenues:
  Local network services                                   $ 3,461     $ 3,009         $ 9,916    $ 8,817
  Long distance and access services                         11,595      10,972          35,382     33,769
  Directory advertising, billing & other services              619         646           1,992      1,837
  Telecommunication equipment sales                            738         609           2,114      2,035
  Other operating revenues                                   1,144       1,093           3,581      3,206
                                                           -------     -------         -------    -------

     Total Operating Revenues                               17,557      16,329          52,985     49,664


Operating expenses:
  Network and other operating expenses                       8,004       6,767          23,148     19,119
  Depreciation and amortization                              3,502       2,972          10,032      8,792
  State and local taxes                                        769         732           2,339      2,188
  Telecommunication equipment expenses                         642         576           1,901      1,920
                                                           -------     -------         -------    -------

     Total Operating Expenses                               12,917      11,047          37,420     32,019
                                                           -------     -------         -------    -------

   Net Operating Revenues                                    4,640       5,282          15,565     17,645


Other expense (income), net:
  Interest expense                                             607         453           1,616      1,372
  Interest income                                             (242)       (253)           (698)    (1,022)
  Sundry expense (income), net                              (1,276)       (336)         (1,770)    (1,435)
                                                           -------     -------         -------    -------

                                                              (911)       (136)           (852)    (1,085)
                                                           -------     -------         -------    -------

     Earnings before income taxes                            5,551       5,418          16,417     18,730

Income taxes                                                 2,272       2,214           6,667      7,210
                                                           -------     -------         -------    -------

     Net earnings                                          $ 3,279     $ 3,204         $ 9,750    $11,520
                                                           =======     =======         =======    =======

Weighted average common shares outstanding                  15,005      15,005          15,005     15,005
                                                           =======     =======         =======    =======

Basic and diluted earnings per share of
  common stock                                             $   .22     $   .21         $   .65    $   .77
                                                           =======     =======         =======    =======


Dividends per share of common stock                        $   .16     $   .15         $   .48    $   .50
                                                           =======     =======         =======    =======


    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                               (Unaudited)
                                                                Sept. 30            Dec. 31
                ASSETS                                            1999               1998
                ------                                        -----------          --------

Current Assets:
  Cash and temporary investments                                 $ 13,096          $ 16,786
  Marketable securities available for sale                         15,694            14,670

  Accounts receivable:
   Customers                                                        4,600             3,599
   Access service settlements and other                             6,198             7,310
  Prepaid expenses                                                    493               204
  Inventories of construction and operating materials and
   supplies                                                         4,574             4,019
  Prepaid taxes                                                       239                 -
  Prepaid federal and state tax                                       242                 -
                                                                 --------          --------

     Total current assets                                          45,136            46,588
                                                                 --------          --------

  Property, plant and equipment:
   Land                                                               475               475
   Buildings                                                       11,375            11,067
   Equipment                                                      144,141           136,779
                                                                 --------          --------

                                                                  155,991           148,321
  Less accumulated depreciation and amortization                   83,825            78,854
                                                                 --------          --------

                                                                   72,166            69,467
  Construction in progress                                         14,857             6,863
                                                                 --------          --------
     Total property, plant and equipment, net                      87,023            76,330

Investments                                                         9,410             9,637
Deferred financing costs                                              787               857
Prepaid pension cost                                                  669               598
Other assets                                                          937             1,305
                                                                 --------          --------

                                                                 $143,962          $135,315
                                                                 ========          ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Current portion of long-term debt                              $  2,452          $  1,850
  Accounts payable                                                  7,298             6,756
  Dividend payable                                                  2,401             2,251
  Other accrued liabilities                                         2,104             2,616
  Federal and state income taxes                                        -               920
                                                                 --------          --------

     Total current liabilities                                     14,255            14,393
                                                                 --------          --------

Long-term debt                                                     37,621            32,196

Deferred income taxes                                               9,166             8,060
Accrued postretirement benefits                                     5,095             5,002
Other liabilities                                                   1,743             1,858

Shareholders' equity:
  Capital stock/Common stock                                        2,350             2,350
  Capital in excess of par value                                    2,215             2,215
  Retained earnings                                                71,813            69,265
  Less cost of treasury stock (1999 and 1998-35,000 shares)          (508)             (508)
  Accumulated other comprehensive income-unrealized gain
   on available for sale securities, net                              212               484
                                                                 --------          --------

     Total shareholders' equity                                    76,082            73,806
                                                                 --------          --------

                                                                 $143,962          $135,315
                                                                 ========          ========

     See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

                                                                          For the Nine Months
                                                                             Ended Sept. 30
                                                                       ---------------------------

                                                                           1999           1998
                                                                       -----------     -----------
Cash from operating activities:
  Net earnings                                                            $  9,750        $ 11,520
  Adjustments to reconcile net earnings to net cash from
   operating activities:

     Depreciation and amortization                                          10,032           8,792
     Gain on sale of marketable securities                                    (352)              -
     Equity (income) losses of affiliated companies                           (515)         (1,145)
     Changes in assets and liabilities:
      Accounts receivable                                                      111             (85)
      Inventories of construction and operating materials
       and supplies                                                           (555)             57
      Deferred financing costs, prepaid pension cost
       and other assets                                                        367             747
      Prepaid federal and state taxes                                         (481)           (185)
      Accounts payable                                                         542             153
      Other accrued liabilities                                               (627)           (479)
      Accrued postretirement benefits                                           93             179
      Federal and state income taxes                                           370          (2,955)
      Other, net                                                              (250)             63
                                                                          --------        --------

          Total adjustments                                                  8,735           5,142
                                                                          --------        --------

          Net cash from operating activities                                18,485          16,662
                                                                          --------        --------

Cash used for investing activities:
  Expenditures for property and equipment                                  (20,963)        (14,116)
  Net salvage on retirements                                                   199             457
                                                                          --------        --------

          Net capital additions                                            (20,764)        (13,659)
                                                                          --------        --------

  Purchase of marketable securities available for sale                      (8,398)        (14,320)
  Proceeds from sale of marketable securities available for sale             7,271           1,202
  Proceeds from sale of investment                                               -          13,561
  Investments in affiliated entities                                             -            (630)
  Distributions from affiliated entities                                       742              43
                                                                          --------        --------

          Net cash used for investing activities                           (21,149)        (13,803)
                                                                          --------        --------

Cash used for financing activities:
  Cash dividends                                                            (7,052)         (7,353)
  Retirement of debt                                                        (1,383)           (597)
  Proceeds from issuance of new debt                                         7,409               -
                                                                          --------        --------

          Net cash used for financing activities                            (1,026)         (7,950)
                                                                          --------        --------

Net (decrease) increase in cash and temporary investments                   (3,690)          5,091

Cash and temporary investments at beginning of period                       16,786          15,938
                                                                          --------        --------

Cash and temporary investments at end of period                           $ 13,096        $ 10,847
                                                                          ========        ========

Interest paid                                                             $  1,554        $  1,306
                                                                          ========        ========

Income taxes paid                                                         $  6,723        $ 10,225
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


                                   For the Three Months    For the Nine Months
                                      Ended Sept. 30         Ended Sept. 30
                                  ----------------------  ---------------------
                                     1999        1998       1999        1998
                                     ----        ----       ----        ----

     Net income                      $3,279      $3,204     $9,750     $11,520
     Unrealized gain (loss) on
      marketable securities            (465)        (87)      (272)        (89)
                                     ------      ------     ------     -------
     Comprehensive income            $2,814      $3,117     $9,478     $11,431
                                     ======      ======     ======     =======


                                    ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



1.  Financial Condition
    -------------------

    (a)  General
         -------

    There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1998 to September 30, 1999, the end of the nine-month period reported herein.

    (b)  Liquidity and Capital Resources
         -------------------------------

    Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at September 30, 1999 amounted to approximately $5,479,000, with such amount being part of the 1999 construction program, which is expected to be in excess of $23 million. Funds for financing construction expenditures in the nine-month period ended September 30, 1999 were generated from internal sources and debt financing. Based on its 1999 construction budget and projected cash flows, the Registrant anticipates cash flows provided by operating activities and cash reserves in 1999 to be sufficient to service long-term debt, to pay dividends and to finance approximately 25% to 50% of capital additions. The balance of capital additions will be financed from debt financing available from the Rural Utilities Service. At September 30, 1999, construction work in progress was $14,857,000.

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

    (c)  Regulatory/Competition
         ----------------------

    North Pittsburgh, under Chapter 30 of the Pennsylvania Public Utility Code, filed a petition with the Pennsylvania Public Utility Commission (PA PUC), on July 31, 1998, seeking approval of an alternative form of regulation to replace traditional rate base/rate of return regulation or be subject to a show cause proceeding. The petition also included a proposed network modernization plan. In the filing, North Pittsburgh proposed a price cap plan whereby rates for non-competitive services are allowed to be increased based on an index that measures general economy wide price increases. This petition is still pending before the PA PUC and may be modified in the final order. However, it is not possible at this time to determine the PA PUC's disposition of this petition or the effect on North Pittsburgh's financial position or results of operations.

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

2.  Results of Operations
    ---------------------

    Total operating revenues increased $3,321,000 (6.7%) in the nine-month period ended September 30, 1999 over the comparable period in 1998. This change was due to an increase in local network services of $1,099,000 (12.5%), and an increase in long distance and access services of $1,613,000 (4.8%). Increased local network service revenues were attributable to customer growth, growth in second lines and expanded penetration of enhanced services. Higher long distance and access services were generally the result of an increase in the number of customers and minutes of use.

     Total operating expenses for the nine-month period ended September 30, 1999 increased $5,401,000 (16.9%) over the preceding year. That change is principally the result of an increase in network and other operating expenses of $4,029,000 (21.1%), and an increase in depreciation and amortization of $1,240,000 (14.1%). The increase in network and other operating expenses consists of an increase in personnel costs due to an expansion of existing business and an increase in personnel and other expenses due to start-up activities of Competitive Local Exchange Carrier and Internet-related services. Temporary increases in data processing expenses experienced were necessary to maintain both existing and new systems during conversion activities and ceased in the third quarter. The increase in depreciation and amortization is the direct result of the growth in fixed assets to serve current and future customer needs. The increase in total operating revenues discussed above coupled with the increase in total operating expenses resulted in net operating revenues decreasing $2,080,000 (11.8%) between 1999 and 1998.

     Interest expense increased $244,000 (17.8%) due to an increased level of debt financing in 1999. Interest income decreased $324,000 (31.7%) primarily due to a shift in temporary investments to available for sale securities. The net increase in Sundry income (non-operating) of $335,000 is primarily due to receipts from a one-time insurance settlement in 1998 and a decrease in cellular partnership income from 1998 to 1999, offset by net realized gains on available for sale securities and a one-time gain from a cellular partnership transaction recorded in the third quarter of 1999.

     The decrease in net operating revenues for the nine-month period ended September 30, 1999, in conjunction with the decrease in Sundry income, net, resulted in a decrease of $2,313,000 (12.4%) in earnings before income taxes.

     The Registrant's effective tax rate was 40% and 38% for the nine-month period ended September 30, 1999 and 1998 respectively. The increase in the effective tax rate results from receipt of a non-taxable life insurance settlement in the quarter ended March 31, 1998.

     Fluctuations in the revenues and expenses for the three-month period ended September 30, 1999, as compared to the same quarterly period in 1998 are generally attributable to the same reasons above in the year-to-date comparisons.

3.   New Accounting Pronouncements
     -----------------------------

     In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Pronouncement is effective the Registrant's year beginning January 1, 2001. The Registrant does not expect this pronouncement to impact the consolidated financial statements because the Registrant has not entered into derivative or hedging transactions.

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

     Renovation - Perform upgrades to hardware and software. The Registrant has contracted to outsource certain operational support, billing and accounting systems to a third party vendor. The software and hardware components of the systems selected have been certified by the vendor as Year 2000 compliant. The Registrant has completed the remediation of all mission critical systems at this time. The Renovation is now 98% complete. The remaining 2% of non-mission critical systems are scheduled to be remediated in advance of December, 1999.

     Validation - Test and certify new and renovated systems. This phase is underway; however, due to the introduction of several new product technologies, final testing will not be completed until the end of November, 1999. This phase is currently 90% complete.

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

     (b)  Cost to Address Year 2000 Issues
          --------------------------------

     Expenditures related to Year 2000 remediation, the data processing transition plan, license fees for purchase of software and training and implementation costs are not expected to exceed $3.5 million, $3.3 million of which has been incurred through September 30, 1999. Costs related to implementation of new systems are being capitalized, in accordance with SOP 98-1, and will be amortized over the estimated useful life of the asset. The remainder of these costs, including Year 2000 remediation costs, are being expensed as incurred.

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

     (d)  Contingency Plan
          ----------------

     The Registrant has developed a Corporate Year 2000 Contingency Plan to cover its primary business activities. This plan outlines the key areas of business, and the manner in which they will be supported in the event of a Year 2000 failure. This plan has been developed as a result of research into United States Telephone Association member telephone company responses to hurricanes, tornadoes, ice storms and other disasters. The Registrant has studied and modified these plans to cover operations during potential Year 2000 related failures. Testing and certification of the Registrant's Contingency Plan has been completed. The Registrant has also updated and revised the existing Emergency Response Plan. The Registrant's Emergency Response Plan will form the core of the Registrant's Contingency Plan if a major service outage should occur.

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



                                    NORTH PITTSBURGH SYSTEMS, INC.
                                    ------------------------------
                                             (Registrant)



Date      11/1/1999                   /s/  H. R. Brown
     ____________________            ________________________________
                                     H. R. Brown, President



Date      11/1/1999                   /s/  A. P. Kimble
     ____________________            ________________________________
                                     A. P. Kimble, Vice President & Treasurer

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

 (10)        Material Contracts                       Attached Hereto

 (11)        Statement of computation of              Attached Hereto
             earnings per share.

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

 (22)        Published report regarding matters       Not Applicable
             submitted to a vote of security holders

 (23)        Consents of experts and counsel          Not Applicable

 (24)        Power of attorney                        Not Applicable

 (27)        Financial Data Schedule                  Attached Hereto

 (99)        Additional exhibits                      Not Applicable

         (b) Reports on Form 8-K - No reports on Form 8-K were filed during the
             -------------------
             quarter ended September 30, 1999.