Form 10-K405
period 1999-12-31
NORTH PITTSBURGH SYSTEMS INC
filed 2000-03-27
CIK 764765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

(Mark One)

{ X } ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended             December 31, 1999
                           -------------------------------------------------

                                      OR

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the transition period from___________________ to __________________


Commission File Number                0-13716
                       ------------------------------------------------


                        North Pittsburgh Systems, Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Pennsylvania                                    25-1485389
--------------------------------           -----------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


4008 Gibsonia Road, Gibsonia, Pennsylvania             15044-9311
------------------------------------------       -----------------------------
 (Address of Principal Executive Offices)              (Zip Code)


Registrant's telephone number, including area code         724/443-9600
                                                    --------------------------


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

YES  X      NO_____
   -----

                        DISCLOSURE PURSUANT TO ITEM 405
                        -------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   { X }



         AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES
         -------------------------------------------------------------


Based on the average of the bid and asked prices on March 13, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant is $195,065,000. (Includes 1,469,749 shares beneficially owned by Directors and Officers as a group.)



         OUTSTANDING SHARES OF EACH CLASS OF REGISTRANT'S COMMON STOCK
         -------------------------------------------------------------


              Class                          Outstanding at March 13, 2000
              -----                          -----------------------------

Common Stock, Par Value $.15625 per share          15,005,000 shares



                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


The information for Item 10, Directors and Executive Officers of the Registrant;
Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, has been incorporated into Part III of this Form 10-K by reference to Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after December 31, 1999.

                                          (End of cover page)

                                    PART I


Item 1.   Description of Business.
-------   -----------------------

      (a) General Development of Business:
          -------------------------------

      North Pittsburgh Systems, Inc. (the Registrant), organized May 31, 1985, is a holding company and has no operating function. Its predecessor, North Pittsburgh Telephone Company (North Pittsburgh or NPTC), a telephone public utility incorporated in 1906, became a wholly-owned subsidiary of the Registrant on May 31, 1985. Penn Telecom, Inc. (Penn Telecom) became a wholly-owned subsidiary of the Registrant on January 30, 1988. Prior to this date, Penn Telecom was a wholly-owned subsidiary of North Pittsburgh. Penn Telecom is certificated as a Competitive Access Provider (CAP) and a Competitive Local Exchange Carrier (CLEC) and has entered into these businesses. Other principal business activities of Penn Telecom consist of the sale, rental and servicing of telecommunication equipment to end users, the resale of bulk billed message toll services and high capacity intercity facilities. Pinnatech, Inc. (Pinnatech), a wholly-owned subsidiary of the Registrant formed in 1995, provides Internet related services including the Nauticom Sports Network which, inter alia,
                                                              ----- ----
broadcasts high school and college sports over the Internet. The Registrant, NPTC, Penn Telecom and Pinnatech operate under the provisions of the Pennsylvania Business Corporation Law. No significant changes in the mode of conducting business by the Registrant or its subsidiaries have occurred since the beginning of the fiscal year ended December 31, 1999.

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

               Local Network Services.  North Pittsburgh furnishes wireline
               ----------------------
telecommmunication services in parts of Allegheny, Armstrong, Butler and Westmoreland Counties. Penn Telecom furnishes local network services throughout Western Pennsylvania as a CLEC. Both North Pittsburgh and Penn Telecom are subject to the jurisdiction of the Pennsylvania Public Utility Commission (PA
PUC) under the provisions of the Pennsylvania Public Utility Code which confers upon that Commission broad powers of supervision and regulation over public utilities with respect to service and facilities, rates and charges, securities, the encumbering or disposition of public utility properties, accounting and various other matters.

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

      North Pittsburgh's wireline operations are considered Rural under the 1996 Act and are exempt from certain of the foregoing obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. North Pittsburgh along with 17 other rural companies in Pennsylvania was granted a temporary suspension of the interconnection requirements in the 1996 Act that expires on July 10, 2000. North Pittsburgh recently filed a petition seeking further extension of the suspension until July 10, 2001. A decision by the PA PUC on the suspension extension is expected in the second quarter of 2000.

      Historically, North Pittsburgh's wireline operations have not experienced significant competition in its franchised service area. However, as a result of the passage of the 1996 Act, North Pittsburgh's local wireline operations are experiencing increased competition from various sources, including, but not limited to, resellers of their local exchange services, large end users installing their own networks, Interexchange Carriers (IXCs), satellite transmission services, cellular communications providers, cable television companies, radio-based personal communications companies, Competitive Access Providers (CAPs) and other systems capable of completely or partially bypassing local telephone facilities. North Pittsburgh cannot predict the specific effects of competition on its local telephone business, but is intent on taking advantage of the various opportunities that competition should provide. North Pittsburgh is currently addressing potential competition by focusing on improved customer satisfaction, reducing costs, increasing efficiency, restructuring rates and examining new product offerings and new markets for entry.

      At the same time, Penn Telecom is actively expanding its CLEC operations outside of North Pittsburgh's service territory with customers having been added in Bell Atlantic's and Sprint's traditional service territories.

          Toll and Access Services.  North Pittsburgh and Penn Telecom furnish
          ------------------------
Long Distance Toll Services to their customers through company-owned facilities and facilities leased from other telecommunications companies. North Pittsburgh and Penn Telecom also provide other local and interexchange carriers with the use of their local networks to complete long distance calls. North Pittsburgh and Penn Telecom also provide facilities for private line services commonly referred to as special access services. Special access services are typically non-switched services used to transport data between customer locations. Charges for toll and access services are filed in tariffs with the PA PUC and Federal Communications Commission (FCC).

      Access charges concerning interstate services are regulated by the FCC.
On December 24, 1996, the FCC released a Notice of Proposed Rulemaking regarding access charge reform. The proposed rules, in most significant aspects, are not applicable to North Pittsburgh's wireline operation as they apply predominantly to price cap regulated companies. The FCC has indicated it will issue another proposed rulemaking with respect to rural companies under rate-of-return (ROR) regulation, which may affect North Pittsburgh.

      North Pittsburgh is currently under ROR regulation within the intrastate jurisdiction. However, in July of 1998, North Pittsburgh joined with 18 other companies and filed for an alternative form of regulation to replace traditional rate base/rate-of-return regulation. In the filing, North Pittsburgh proposed a price cap plan whereby rates for noncompetitive services are allowed to be increased based on an index that measures general economy wide price increases. Under the proposed plan, services may also be declared competitive and thereby freed from all rate regulation. In return for regulation under the price cap plan, North Pittsburgh has also proposed a network modernization plan. The PA PUC entered an Order on January 20, 2000 modifying North Pittsburgh's plan for alternative regulation. On February 4, 2000, North Pittsburgh filed a Petition for Reconsideration seeking clarification and/or modification of the PA PUC's original Order. North Pittsburgh expects the PA PUC to make a final ruling on the Petition for Reconsideration some time in the second quarter of 2000. Until final PA PUC action is taken in regard to the proposed alternative form of regulation, North Pittsburgh is unable to determine the effect on its operations and revenues.

      On September 30, 1999, the PA PUC issued an Order dealing with a variety of issues impacting Local Exchange Carriers in Pennsylvania. Referred to as the Global Proceeding, the Order dealt with certain issues that affect North Pittsburgh. Specifically, the Order allows North Pittsburgh to rebalance and lower access charges in order to prepare North Pittsburgh to meet competition when it is introduced in the North Pittsburgh serving area. The reduction in access charges is to be offset by reimbursements from an interim state universal service fund that is funded by all telecommunication providers (excluding wireless) in the state. While a number of parties, including North Pittsburgh, have filed court appeals regarding other issues in the same Order, the rebalancing and lowering of access charges and the implementation of universal service funding is expected to move forward and should be implemented before the end of the second quarter of 2000. Because the rebalancing and reduction of access charges is offset by reimbursement from the fund, North Pittsburgh does not expect any significant impact on operations or revenues in regard to the Global Order regardless of the outcome of the pending court appeals.

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

               Telecommunication Equipment.  Penn Telecom sells, rents and
               ---------------------------
services telecommunication equipment to customers generally in the Western Pennsylvania area. Penn Telecom has been able to sustain its business activities in a strong, competitive market. Penn Telecom is certified by the PA PUC to offer toll resale services and has a tariff on file with the FCC to provide interstate toll services and has authority to operate as a CLEC. As a reseller of both interstate and intrastate toll services, Penn Telecom is in direct competition with other IXCs.

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

          (ii) Other Services.
               --------------

               Cellular Partnerships.  North Pittsburgh and Alltel Cellular
               ---------------------
Association of South Carolina, L.P. are Limited Partners with a partnership interest of 3.6 percent each and Cellco Partnership, d.b.a. Bell Atlantic Mobile is both a General and a Limited Partner with partnership interests of 40.0 and
52.8 percent, respectively, in the Pittsburgh SMSA Limited Partnership which provides cellular radio service (Cellular Service) in and around the Pittsburgh Standard Metropolitan Statistical Area (SMSA) as authorized by the FCC.

               North Pittsburgh, Centennial Cellular Telephone Company of Lawrence (Centennial) and Venus Cellular Telephone Company, Inc. (Venus) are Limited Partners, each with a partnership interest of 14.29 percent, and ALLTEL Communications, Inc. is the General Partner with a partnership interest of 57.13 percent in Pennsylvania RSA 6(I) Limited Partnership, which provides Cellular Service in a Rural Service Area (RSA) consisting of Clarion and Lawrence Counties and the Northern portions of Armstrong and Butler Counties.

               North Pittsburgh, Centennial and Venus are Limited Partners with partnership interests of 20.29, 14.29 and 14.29 percent, respectively, and Cellco Partnership, d.b.a. Bell Atlantic Mobile, is the General Partner with a partnership interest of 51.13 percent in Pennsylvania RSA 6(II) Limited Partnership which provides Cellular Service in a RSA consisting of the Southern portions of Armstrong and Butler Counties.

               Boulevard Communications.  Boulevard Communications, L.L.P.
               ------------------------
(Boulevard) is a Pennsylvania Limited Liability Partnership Competitive Access Provider (CAP) equally owned by the Registrant and a company in the Armstrong Group. It provides point-to-point data services to businesses in Western Pennsylvania including access to Internet Service Providers, connections to interexchange companies and high-speed data transmission.

               Internet Access and Services.  Pinnatech provides dial up and
               ----------------------------
dedicated Internet access to business and residential customers in Western Pennsylvania. Pinnatech also provides virtual hosting services, high speed Internet connectivity using Digital Subscriber Line (DSL) circuits, frame relay and Asynchronous Transfer Mode (ATM) technologies. Pinnatech provides web page design and creation along with e commerce enabling technologies to customers. Pinnatech also provides streaming media broadcasts of sporting events through its Nauticom Sports Network division. This is a one-of-a-kind network combining local radio broadcasts and streaming media of predominantly high school and small college sporting events.

          (iii)  Status of New Products.
                 ----------------------

                 With the exception of the Nauticom Sports Network previously discussed, the Registrant and its subsidiaries have not made public any information concerning new products or services that would require the investment of a material amount of the assets of the Registrant or that otherwise would be material.

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

          (v)    Certificates, Franchises, Etc. and Licenses.
                 -------------------------------------------

                 North Pittsburgh holds valid, continuing and subsisting rights, certificates, franchises, licenses (other than those mentioned in the following paragraph) and renewable permits adequate for the conduct of its business in the territory it serves, none of which contain any burdensome restrictions.
However, see Local Network Services under paragraph (c)(1)(i) of this Item 1 concerning, inter alia, the impact of the 1996 Act.
            ----- ----

      North Pittsburgh has FCC licenses to operate a private operational telephone maintenance radio service station (WIK 838 expiring on March 20, 2001) and a non-commercial private license for its own maintenance radio service and other purposes (call sign WPCD 845 expiring on April 29, 2003). North Pittsburgh has not encountered in the past, nor does it anticipate in the future, any difficulty in renewing these FCC licenses.

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

          (xiv)  Employees.
                 ---------

                 At December 31, 1999, the Registrant, through all of its subsidiaries, employed 342 persons.

      (d) Financial Information About Geographic Areas.  All of the Registrant's
          --------------------------------------------
operations are located in the United States. See financial information provided in Item 14.

Item 2.   Properties.
------    ----------

      The Registrant owns in fee one of the office/warehouse buildings, which houses the operations of Penn Telecom, and Penn Telecom owns the other.

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

      From January 1, 1995 to December 31, 1999, the Registrant made gross property additions of approximately $94,259,000 (which is about 54.0% of the original cost of the present telephone plant) and property retirements of approximately $8,556,000. The Registrant's 2000 construction program, subject to adjustment for economic conditions, postponements of housing developments, etc. is projected to be in excess of $27 million and will permit expansion or improvement of the Registrant's telecommunications services.



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



Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------


      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

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



Executive Officers of the Registrant:
------------------------------------

                                                                 Positions and Offices
  Name and Business Experience                    Age        with Registrant (1), (2) & (3)
  ----------------------------                    ---        ------------------------------
Charles E. Thomas, Jr.                            57               Chairman, Board of
  Registrant and North Pittsburgh                                      Directors
  Telephone Company:  Chairman of the
  Board of Directors since 1998;
  Director since 1993; Partner in the law
  firm of Thomas, Thomas, Armstrong &
  Niesen, Harrisburg, PA, since the
  formation of this firm in 1991 which is
  retained as general counsel to the
  Registrant; Partner in the law firm of
  Thomas & Thomas from 1977 to 1990.



Harry R. Brown                                    63              Director and President
  Registrant:  Director since 1989; President
  since 1998; Vice President from 1992 to
  1998.  North Pittsburgh Telephone Company:
  Director since 1989; President and General
  Manager since 1998; Vice President -
  Operations from 1987 to 1998; Assistant
  Vice President - Operations from 1986 to
  1987; Network Engineering Manager from
  1984 to 1986; Equipment Supervisor from
  1975 to 1984.

                                                                Positions and Offices
  Name and Business Experience                    Age        with Registrant (1), (2) & (3)
  ----------------------------                    ---        ------------------------------
Allen P. Kimble                                   53            Director, Vice President
  Registrant:  Director since 1998; Vice                              and Treasurer
  President since 1989; Treasurer since
  incorporation in 1985; Secretary from
  1993 to 1998. North Pittsburgh Telephone
  Company: Director since 1998; Vice
  President since 1989; Treasurer since 1979;
  Secretary from 1993 to 1998; Assistant Vice
  President from 1987 to 1989; Assistant
  Secretary from 1977 to 1993.



N. William Barthlow                               45               Vice President and
  Registrant:  Vice President since 1994;                               Secretary
  Secretary since 1998; Assistant
  Secretary from 1993 to 1998; Assistant
  Vice President from 1990 to 1994.  North
  Pittsburgh Telephone Company:  Vice
  President - Marketing and Revenues
  since 1994; Secretary since 1998; Assistant
  Secretary from 1993 to 1998; Assistant Vice
  President - Revenue Requirements from
  1989 to 1994; Revenue Requirements
  Manager from 1987 to 1989.



Kevin J. Albaugh                                  47                 Vice President
  Registrant:  Vice President since January 1,
  1999.  North Pittsburgh Telephone Company:
  Vice President - Regulatory Affairs since
  January 1, 1999; Manager and Assistant
  Vice President - Revenues from 1997 to
  1998; Revenue Requirements Supervisor
  from 1993 to 1997.

                                                                 Positions and Offices
  Name and Business Experience                    Age        with Registrant (1), (2) & (3)
  ----------------------------                    ---        ------------------------------
Frank A. Macefe                                   51                 Vice President
  Registrant:  Vice President since January 1,
  1999.  North Pittsburgh Telephone Company:
  Vice President - Sales since January 1,
  1999; Assistant Vice President - Marketing
  from 1989 to 1998; Marketing Manager from
  1979 to 1989; Marketing Supervisor from
  1978 to 1979.


Albert W. Weigand                                 41                 Vice President
  Registrant:  Vice President since January 1,
  1999.  North Pittsburgh Telephone Company:
  Vice President - Operations since January 1,
  1999; Assistant Vice President - Operations
  from 1997 to 1998; Sr. Planning Engineer
  from 1995 to 1997; Planning Engineer from
  1986 to 1995; Customer Equipment Supervisor
  from 1984 to 1986; Customer Equipment
  Engineer from 1979 to 1984.


(1)  Directors.  Messrs. Thomas, Brown and Kimble were elected as Directors at
     ---------
     the 1999 Annual Meeting of Shareholders held May 21, 1999 to serve until the 2000 Annual Meeting of Shareholders. Messrs. Thomas, Brown and Kimble will be nominees for reelection as Directors at the Annual Meeting of Shareholders to be held May 19, 2000.

(2)  Officers.  All of the foregoing officers were elected to their respective
     --------
     offices at a Board of Directors' Organizational Meeting which followed the May 21, 1999 Annual Meeting of Shareholders. In September, 1999, the Registrant entered into executive employment agreements with each of its executive officers, except Mr. Thomas, which, inter alia, specify the
                                                   ----- ----
     offices and duties for each executive.

(3)  Arrangements.  There are no arrangements or understandings between any of
     ------------
     the above executive officers and any other person pursuant to which they were elected as an officer.

                                    PART II



Item 5.   Market for Registrant's Common Equity and Related Stockholders
------    --------------------------------------------------------------
          Matters.
          -------

     (a)  Market Information:
          ------------------


     The Registrant's Common Stock is registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 and, effective January 10, 1997, the Registrant's Common Stock commenced trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the Symbol `NPSI'. Prior thereto, the stock was not listed on any Stock Exchange and was considered as being traded on the OTC (Over-the-Counter) market. The Nasdaq High and Low sales prices for the Registrant's Common Stock for each quarter of 1999 and 1998 are listed below:

                             1999        1999        1998        1998
                             High         Low        High         Low
                             ----        ----        ----        ----
     First Quarter          $14.000     $12.063     $18.750     $14.500
     Second Quarter          17.063      12.750      17.000      13.500
     Third Quarter           18.500      12.969      16.094      11.313
     Fourth Quarter          19.250      14.563      16.750      11.000


     (b)  Approximate Number of Holders of Common Stock:
          ---------------------------------------------


     Calculated on the basis of the number of shareholder accounts, the Registrant had approximately 2,871 common shareholders on March 13, 2000.

     (c)  Common Stock Dividends:
          ----------------------


     Cash dividends declared per share by the Registrant on the outstanding shares of Common Stock in 1999 and 1998 were as follows:

                                              1999        1998
                                              ----        ----
          First Quarter                       $.16        $.15
          First Quarter Special Dividend         -         .05
          Second Quarter                       .16         .15
          Third Quarter                        .16         .15
          Fourth Quarter                       .16         .15
                                              ----        ----

                                              $.64        $.65
                                              ====        ====

     (d)  Sale of Equity Securities:
          -------------------------


     There were no sales of equity securities by the Registrant during the twelve months ended December 31, 1999.




Item 6.   Selected Financial Data (Amounts in Thousands Except Per Share Data).
------    --------------------------------------------------------------------



     The following summary of Selected Financial Data for the years 1999 - 1995 should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

                                  1999       1998       1997      1996       1995
                                --------   --------   --------   -------   -------
Operating revenues              $ 70,888   $ 66,375   $ 65,554   $59,933   $52,757

Operating expenses                51,344     44,377     44,090    40,349    33,748
                                --------   --------   --------   -------   -------

  Net operating revenues          19,544     21,998     21,464    19,584    19,009

Interest expense                  (2,263)    (1,884)    (1,710)   (1,549)   (1,596)

Interest income                      976      1,308        608       764     1,066

Sundry (expense) income, net       3,261      2,360      1,493       840      (738)

Net gain on sale of
  investment*                          -          -     14,516         -         -
                                --------   --------   --------   -------   -------

Earnings before income
  taxes                           21,518     23,782     36,371    19,639    17,741

Income tax expense                 8,833      9,264     14,186     7,909     7,054
                                --------   --------   --------   -------   -------

Net earnings                    $ 12,685   $ 14,518   $ 22,185   $11,730   $10,687
                                ========   ========   ========   =======   =======

Average common shares
  outstanding                     15,005     15,005     15,019    15,040    15,040
                                ========   ========   ========   =======   =======

Basic and diluted earnings
  per share                     $    .85   $    .97   $   1.48   $   .78   $   .71
                                ========   ========   ========   =======   =======

Dividends declared per share
  of Common Stock               $    .64   $    .65   $    .56   $   .52   $   .48
                                ========   ========   ========   =======   =======

Total assets                    $147,792   $135,315   $127,833   $99,523   $96,156
                                ========   ========   ========   =======   =======

Long-term debt                  $ 38,940   $ 32,196   $ 27,037   $21,311   $21,694
                                ========   ========   ========   =======   =======

          *See Notes to Consolidated Financial Statements in Item 14.

Item 7.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations (Amounts in Thousands).
          --------------------------------------------

          (a) Results of Operations.
              ---------------------

          Net earnings for 1999 were $12,685, or $.85 per share compared to net earnings of $14,518 or $.97 per share for 1998 and $22,185 or $1.48 per share for 1997. These fluctuations were attributable to the following factors:

              (1) Operating Revenues.
                  ------------------

                  1999/1998
                  ---------

              Total operating revenues increased $4,513 (6.8%) during 1999. This increase was primarily the result of increases in local network services of $1,353 (10.9%) and long distance and access services of $2,331 (5.2%) and an increase in other operating revenues of $557 (14.9%). Increased local network service revenues were attributable to customer growth, growth in second lines and expanded penetration of enhanced services. Higher long distance and access services were generally the result of an increase in number of customers and minutes of use. The increase in other operating revenues was primarily due to growth of Internet access customers.

                  1998/1997
                  ---------

              Total operating revenues increased $821 (1.3%) during 1998. This modest increase was primarily the net result of increases in local network services of $1,695 (15.8%) and long distance and access services of $1,980 (4.6%) offset by a decrease in other operating revenues of $3,252 (46.5%). Increased local network service revenues were attributable to customer growth, growth in second lines and expanded penetration of enhanced services. Long distance and access services increased moderately due to the implementation of a toll savings plan in July, 1997 and rate decreases on interstate switched access revenues beginning January 1, 1998. The decrease in other operating revenues was primarily due to the cessation of operations and subsequent sale of Management Consulting Solutions, Inc. (MCSI) on July 31, 1997 offset, in part, by the growth of Internet access customers.

              (2) Operating Expenses and Net Revenues.
                  -----------------------------------

                  1999/1998
                  ---------

              Total operating expenses for 1999 increased $6,967 (15.7%) over the preceding year. That change was principally the result of increases in network and other operating expenses of $5,422 (20.5%) and depreciation and amortization expenses of $1,736 (14.5%). The increase in network and other operating expense consisted of an increase in personnel costs due to an expansion of existing business, and an increase in personnel and other expenses due to start-up activities of CLEC and Internet-related activities. The growth in depreciation and amortization expenses was the direct result of the growth in fixed assets to serve current and future customer needs. The increase in total operating revenues of $4,513 discussed above, coupled with the increase in total operating expenses of $6,967, resulted in an 11.2% decrease in net operating revenues in 1999 as compared to 1998.

                  1998/1997
                  ---------

              Total operating expenses for 1998 increased $287 (.6%) over the preceding year. That change was principally the result of a decrease in network and other operating expenses of $1,314 (4.7%), offset by an increase in depreciation and amortization of $1,278 (12.0%). The net decrease in network and other operating expenses consisted of a decrease resulting from the sale of MCSI, offset by an increase due to the introduction of a data processing transition plan, increased marketing efforts and on-going increases in maintenance, customer service and other administrative expenses. The increase in depreciation and amortization was the direct result of the growth in fixed assets to serve current and future customer needs. The increase in total operating revenues of $821 discussed above coupled with the increase in total operating expenses of $287 resulted in a 2.5% increase in net operating revenues in 1998 as compared to 1997.

              (3) Other Items.
                  -----------

                  1999/1998
                  ---------

              Interest expense increased in 1999 due to increased debt borrowings. Interest income decreased $332 in 1999 primarily due to decreased levels of investment in temporary investments. The net increase in Sundry income of $901 was primarily due to receipts from a one-time insurance settlement in 1998 and a decrease in cellular partnership income from 1998 to 1999, offset by net realized gains on available for sale securities and a one-time gain from a cellular partnership transaction recorded in the third quarter of 1999.

                  1998/1997
                  ---------

              Interest income increased $700 in 1998 primarily due to increased levels of investment in temporary investments. The net increase in Sundry income of $867 was primarily due to an increase in cellular partnership income in 1998 as compared to 1997 and receipts from a one-time insurance settlement.

          (b) Liquidity and Capital Resources.
              -------------------------------

          In 1987, North Pittsburgh exhausted the remaining unborrowed funds, which had first become available from the Rural Telephone Bank in 1977. Information relating to long-term debt is included in Note 2 to the Consolidated Financial Statements. The Registrant and its subsidiaries had financed capital expenditures, debt service and dividend payments from internal sources from 1987 to 1996.

          In 1996, North Pittsburgh was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the Rural Utilities Service in the maximum principal amount of $75 million. The maximum principal amount will be advanced periodically over a five-year period, which began on January 2, 1997, for the purpose of furnishing or improving telephone service in rural areas. Funds advanced in 1999 and 1998 were $9,513 and $7,258, respectively, with all final maturity dates of advances occurring on December 31, 2012.

          North Pittsburgh established a line of credit in 1994 in the amount of $10 million with the Rural Telephone Finance Cooperative that is available for general business purposes. No borrowings have taken place against the line of credit.

          Capital expenditure commitments for the purchase and installation of new equipment at December 31, 1999 amounted to approximately $6.8 million, with such amount being part of the 2000 construction program, which is projected to be in excess of $27 million. Management expects cash flows provided by operating activities and cash reserves in 2000 to be sufficient to service long-term debt, to pay dividends and to finance approximately 25% to 50% of capital additions. The balance of capital additions will be financed from new borrowings. It is anticipated that future payments for long-term debt service will be made from the same sources of internally generated funds. Capital additions beyond 2000 are anticipated to be 25% internally financed.

      Temporary excess funds are invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, etc. Management expects to continue the investment of such excess funds in 2000, which should enable North Pittsburgh to satisfactorily meet all short-term obligations.

          (c) Other Information.
              -----------------

              (1) Inflation and Changing Prices.
                  -----------------------------

              During the three most recent fiscal years, inflation and changing prices did not have a significant impact on net sales and on income from continuing operations.

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

              (3) Alternative Form of Regulation Petition.
                  ---------------------------------------

      North Pittsburgh is currently under ROR regulation within the intrastate jurisdiction. However, in July of 1998, North Pittsburgh joined with 18 other companies and filed for an alternative form of regulation to replace traditional rate base/rate-of-return regulation. In the filing, North Pittsburgh proposed a price cap plan whereby rates for noncompetitive services are allowed to be increased based on an index that measures general economy wide price increases. Under the proposed plan, services may also be declared competitive and thereby freed from all rate regulation. In return for regulation under the price cap plan, North Pittsburgh has also proposed a network modernization plan. The PA PUC entered an Order on January 20, 2000 modifying North Pittsburgh's plan for alternative regulation.

On February 4, 2000, North Pittsburgh filed a Petition for Reconsideration seeking clarification and/or modification of the PA PUC's original Order. North Pittsburgh expects the PA PUC to make a final ruling on the Petition for Reconsideration some time in the second quarter of 2000. Until final PA PUC action is taken in regard to the proposed alternative form of regulation, North Pittsburgh is unable to determine the effect on its operations and revenues.

      On September 30, 1999, the PA PUC issued an Order dealing with a variety of issues impacting Local Exchange Carriers in Pennsylvania. Referred to as the Global Proceeding, the Order dealt with certain issues that affect North Pittsburgh. Specifically, the Order allows North Pittsburgh to rebalance and lower access charges in order to prepare North Pittsburgh to meet competition when it is introduced in the North Pittsburgh serving area. The reduction in access charges is to be offset by reimbursements from an interim state universal service fund that is funded by all telecommunication providers (excluding wireless) in the state. While a number of parties, including North Pittsburgh, have filed court appeals regarding other issues in the same Order, the rebalancing and lowering of access charges and the implementation of universal service funding is expected to move forward and should be implemented before the end of the second quarter of 2000. Because the rebalancing and reduction of access charges is offset by reimbursement from the fund, North Pittsburgh does not expect any significant impact on operations or revenues in regard to the Global Order regardless of the outcome of the pending court appeals.

              (4) Federal and State Regulatory Proceedings.
                  ----------------------------------------

              The Federal Communications Commission (FCC) continues to work on Rulemakings that will further spell out the specifics of the Telecommunications Act of 1996 (the 1996 Act). The PA PUC must then finalize its course of action to fully implement the 1996 Act, or to the extent possible and permissible, change the manner in which such regulations are implemented in Pennsylvania before the impact on North Pittsburgh, a Rural Telephone Company under the 1996 Act, can be fully understood and measured. However, the clear intent of the 1996 Act is to open up the local exchange market to competition. The 1996 Act appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its services at wholesale rates, provide number portability, if feasible, provide dialing parity, provide interconnection to any requesting carrier for the transmission and routing of telephone exchange service and exchange access and provide access to network elements. North Pittsburgh along with 17 other rural companies in Pennsylvania was granted a temporary suspension of the interconnection requirements in the 1996 Act that expires on July 10, 2000. North Pittsburgh recently filed a petition seeking further extension of the suspension until July 10, 2001. A decision by the PA PUC on the suspension extension is expected in the second quarter of 2000.

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

              (5) Year 2000.
                  ---------

                  (a) Year 2000 Conversion Activities and Follow-Up.
                      ---------------------------------------------

                  As of March 13, 2000, the Registrant had substantially completed its Year 2000 Compliance Program. As of this date, no material problems were reported in any of the Registrant's facilities or operations in conjunction with the Year 2000 conversion. In addition, as of this date, the Registrant had not experienced any material Year 2000 problems with its IT or non-IT systems or products, nor had the Registrant experienced any material problems with any of its key customers or suppliers.

                  (b) Cost to Address Year 2000 Issues.
                      --------------------------------

                  Expenditures related to Year 2000 remediation were $3.3 million. These expenditures include costs related to the data processing transition plan, license fees for purchase of software and training and implementation costs. Portions of these costs were capitalized and are being amortized over the estimated useful life of the asset. The remainder of these costs were expensed as incurred.

              (6) New Accounting Pronouncements.
                  -----------------------------

              In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The pronouncement is effective for fiscal years beginning after June 15, 2000. The Registrant does not expect the pronouncement to impact the consolidated financial statements because the Registrant has not entered into derivative or hedging transactions.



Item 7A.      Quantitative and Qualitative Disclosure About Market Risk.
-------       ---------------------------------------------------------


          The Registrant's exposure to market risk for changes in interest rates relates primarily to the Registrant's debt securities investment portfolio and long-term obligations. The Registrant does not use derivative financial instruments in its investment portfolio. The Registrant places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure from any one issuer. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. The Registrant has no cash flow exposure due to rate changes for long-term debt obligations. The Registrant primarily enters into debt obligations to support capital expenditures.

          The table below presents principal amounts and related average interest rates by year of maturity for the Registrant's investment portfolio and debt obligations. All temporary investments mature in 90 days or less. Available for sale debt securities have maturities which range between 1 and 10 years.

                                                           There-
                         2000   2001   2002   2003   2004  after   Total     FV
                       ------  -----  -----  -----  -----  ------  ------  ------
Fixed Debt              2,629  2,689  2,754  2,823  2,897  27,777  41,569  36,928

Average %
 Rate                    5.60   5.60   5.60   5.70   5.70    5.80    5.80       -

Temporary
Investments            11,826      -      -      -      -       -  11,826  11,826

Average %
 Rate                    4.70      -      -      -      -       -    4.70       -

AFS* Debt
 Securities                 -  1,831  1,820  2,028    443   2,886   9,008   9,008

Average %
 Rate                       -   6.86   6.19   6.03   5.88    5.68    6.11       -
*Available for sale


          As the table incorporates only those exposures that exist as of December 31, 1999, it does not consider those exposures or positions, which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Registrant's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Registrant's borrowing and investing strategies at the time, and interest rates.



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


            Information in respect to executive officers of the Registrant is included herein as a separate Additional Item for Part I under the caption "Executive Officers of the Registrant" and follows Item 4. The other information required by Items 10, 11, 12 and 13 has been omitted from this report since the Registrant expects to file a Definitive Proxy Statement pursuant to Regulation 14A involving, inter alia, the election of Directors not
                                      ----- ----
later than 120 days after the end of the fiscal year covered by this report and such information is incorporated into Part III of this Form 10-K by reference thereto.



                                    PART IV



Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------     ---------------------------------------------------------------

            (a) The following documents of the Registrant and its subsidiaries are filed as part of this report:

            1.  Financial Statements:
                --------------------

                Consolidated Balance Sheets as of December 31, 1999 and 1998

                Consolidated Statements of Earnings for the years ended December 31, 1999, 1998 and 1997

                Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 1999, 1998 and 1997

                Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                Notes to Consolidated Financial Statements

          2.  Financial Statement Schedules:
              -----------------------------

              Condensed Financial Information of Registrant for the years ended December 31, 1999, 1998 and 1997

              All schedules other than those listed above have been omitted because the information is either not required or is set forth in the financial statements or notes thereto.


          3.  Exhibits:
              ---------

              The Exhibit Index for Annual Reports on Form 10-K and applicable Exhibits are reported in this report under the caption OTHER INFORMATION.


          (b) Reports on Form 8-K.  No reports on Form 8-K were filed during the
              -------------------
quarter ended December 31, 1999.


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

                        NORTH PITTSBURGH SYSTEMS, INC.
                               AND SUBSIDIARIES

                       Consolidated Financial Statements
                           and Schedule (Form 10-K)

                       December 31, 1999, 1998 and 1997

                  (With Independent Auditors' Report Thereon)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES


                               Table of Contents

                                                                    Page
Independent Auditors' Report                                          1

Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1999 and 1998        2
  Consolidated Statements of Earnings for the Years Ended
     December 31, 1999, 1998 and 1997                                 4
  Consolidated Statements of Shareholders' Equity and Comprehensive
     Income for the Years Ended December 31, 1999, 1998 and 1997      5
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1999, 1998 and 1997                                 7
  Notes to Consolidated Financial Statements                          9

Consolidated Financial Statement Schedule:

I Condensed Financial Information of Registrant for the
  Years Ended December 31, 1999, 1998 and 1997                       23

                         Independent Auditors' Report


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Pittsburgh Systems, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Pittsburgh, Pennsylvania
February 28, 2000

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)

                                  Assets                             1999           1998
                                                                 -----------      --------
Current assets:
   Cash and temporary investments                                $    12,480        16,786
   Marketable securities available for sale (note 6)                  17,022        14,670
   Accounts receivable:
      Customers, net of allowance for doubtful accounts
         of $356 and $-0-, respectively                                4,975         3,599
      Access service settlements and other                             7,842         7,310
   Prepaid expenses                                                      614           204
   Inventories of construction and operating
      materials and supplies                                           4,754         4,019
   Deferred income taxes (note 4)                                        199            --
                                                                 -----------      --------
               Total current assets                                   47,886        46,588

Property, plant and equipment (note 2):
   Land                                                                  475           475
   Buildings                                                          11,622        11,067
   Equipment                                                         154,061       136,779
                                                                 -----------      --------
                                                                     166,158       148,321

      Less accumulated depreciation and amortization                  86,688        78,854
                                                                 -----------      --------

                                                                      79,470        69,467

   Construction-in-progress                                            8,279         6,863
                                                                 -----------      --------

               Total property, plant and equipment, net               87,749        76,330

Investments (note 5)                                                   9,615         9,637
Deferred financing cost                                                  764           857
Prepaid pension cost (note 3)                                            465           598
Other assets                                                           1,313         1,305
                                                                 -----------      --------

                                                                 $   147,792       135,315
                                                                 ===========      ========

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)

                        Liabilities and Shareholders' Equity                     1999             1998
                                                                             ------------      ----------
Current liabilities:
   Current portion of long-term debt (note 2)                                $      2,629           1,850
   Accounts payable                                                                 7,086           6,756
   Dividend payable                                                                 2,401           2,251
   Other accrued liabilities                                                        2,724           2,616
   Federal and state income taxes (note 4)                                            305             920
   Deferred income taxes (note 4)                                                      --              79
                                                                             ------------      ----------
          Total current liabilities                                                15,145          14,472

Long-term debt (note 2)                                                            38,940          32,196

Deferred income taxes (note 4)                                                      9,526           7,981
Accrued postretirement benefits (note 3)                                            5,122           5,002
Other liabilities                                                                   1,812           1,858

Shareholders' equity:
   Capital stock - common stock, par value $.15625;
     authorized 50,000 shares; issued and
     outstanding 15,005 shares                                                      2,350           2,350
   Capital in excess of par value                                                   2,215           2,215
   Retained earnings (note 2)                                                      72,347          69,265
   Less cost of treasury stock (35 shares)                                           (508)           (508)
   Accumulated other comprehensive income - unrealized
     gain on available for sale securities, net (notes 4 and 6)                       843             484
                                                                             ------------      ----------

          Total shareholders' equity                                               77,247          73,806
                                                                             ------------      ----------

                                                                             $    147,792         135,315
                                                                             ============      ==========

See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings

             For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)

                                                       1999                1998                 1997
                                                    ---------           ----------            --------
Operating revenues:
   Local network services                           $  13,765               12,412              10,717
   Long distance and access services                   47,170               44,839              42,859
   Directory advertising, billing
     and other services                                 2,664                2,471               2,210
   Telecommunication equipment sales                    2,985                2,906               2,769
   Other operating revenues                             4,304                3,747               6,999
                                                    ---------           ----------            --------

                                                       70,888               66,375              65,554
Operating expenses:
   Network and other operating expenses                31,911               26,489              27,803
   Depreciation and amortization (note 1)              13,691               11,955              10,677
   State and local taxes                                3,137                3,098               3,009
   Telecommunication equipment expenses                 2,605                2,835               2,601
                                                    ---------           ----------            --------

                                                       51,344               44,377              44,090
                                                    ---------           ----------            --------

          Net operating revenues                       19,544               21,998              21,464

Other expense (income), net:
   Interest expense                                     2,263                1,884               1,710
   Interest income                                       (976)              (1,308)               (608)
   Net gain on sale of investment (note 5)                 --                   --             (14,516)
   Sundry (income), net                                (3,261)              (2,360)             (1,493)
                                                    ---------           ----------            --------

                                                       (1,974)              (1,784)            (14,907)
                                                    ---------           ----------            --------

          Earnings before income taxes                 21,518               23,782              36,371

Provision for income taxes (note 4)                     8,833                9,264              14,186
                                                    ---------           ----------            --------

          Net earnings                              $  12,685               14,518              22,185
                                                    =========           ==========            ========

Average common shares outstanding                      15,005               15,005              15,019
                                                    =========           ==========            ========

Basic and diluted earnings per share                $     .85                  .97                1.48
                                                    =========           ==========            ========

Dividends per share                                 $     .64                  .65                 .56
                                                    =========           ==========            ========

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

   Consolidated Statements of Shareholders' Equity and Comprehensive Income

             For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)

                                                                                                      Accumulated
                                                               Capital in                               other          Total
                                                     Common    excess of      Retained     Treasury  comprehensive   stockholder's
                                                     stock     par value      earnings      stock       income        equity
                                                   --------    ----------     --------     --------  -------------   -------------
Balances at December 31, 1996                      $ 2,350      2,215          50,724        --            17          55,306
Comprehensive income:
  Net income                                            --         --          22,185        --            --          22,185
  Other comprehensive income:
    Unrealized holding gains (losses) arising
      during the period                                                                                    44
    Less:  Reclassification adjustments for
        net gains included in net income                                                                  (59)
                                                                                                        -----
    Net unrealized change in investment
      securities, net of tax effect of $(11)                                                              (15)            (15)
                                                                                                                      -------
Comprehensive income                                                                                                   22,170
Dividends declared on common stock                      --         --          (8,408)       --            --          (8,408)
Stock repurchased                                       --         --              --      (508)           --            (508)
                                                   -------     ------         -------     -----         -----         -------
Balances at December 31, 1997                        2,350      2,215          64,501      (508)            2          68,560
Comprehensive income:
  Net income                                            --         --          14,518        --            --          14,518
  Other comprehensive income:
    Unrealized holding gains (losses) arising
      during the period                                                                                   489
    Less:  Reclassification adjustments for
        net gains included in net income                                                                   (7)
                                                                                                        -----
    Net unrealized change in investment
      securities, net of tax effect of $330                                                               482             482
                                                                                                                      -------
Comprehensive income                                                                                                   15,000
Dividends declared on common stock                      --         --          (9,754)       --            --          (9,754)
                                                   -------     ------         -------     -----         -----         -------
Balances at December 31, 1998                        2,350      2,215          69,265      (508)          484          73,806

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

   Consolidated Statements of Shareholders' Equity and Comprehensive Income

             For the Years Ended December 31, 1999, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)

                                                                                                     Accumulated
                                                                  Capital in                           other            Total
                                                       Common      excess of     Retained   Treasury  comprehensive    stockholder's
                                                       stock       par value     earnings    stock      income           equity
                                                      --------    ----------    ----------  -------- --------------    -------------
Comprehensive income:
  Net income                                          $     --        --         12,685       --         --               12,685
  Other comprehensive income:
     Unrealized holding gains (losses) arising
       during the period                                                                                484
     Less: Reclassification adjustments for
            net gains included in net income                                                           (125)
                                                                                                      -----
     Net unrealized change in investment
       securities, net of tax effect of $267                                                            359                  359
                                                                                                                         -------
Comprehensive income                                                                                                      13,044

Dividends declared on common stock                          --        --         (9,603)      --         --               (9,603)
                                                      --------    ------        -------    -----      -----              -------

Balances at December 31, 1999                         $  2,350     2,215         72,347     (508)       843               77,247
                                                      ========    ======        =======    =====      =====              =======

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

             For the Years Ended December 31, 1999, 1998 and 1997

                            (Amounts in Thousands)

                                                                                        1999          1998          1997
                                                                                      --------      --------     ---------
Cash from operating activities:
  Net earnings                                                                          12,685        14,518        22,185
  Adjustments to reconcile net earnings to net cash from operating activities:
        Depreciation and amortization                                                   13,691        11,955        10,677
        Net gain on sale of investment (note 5)                                             --            --       (14,516)
        Gain on sale of MCSI                                                                --            --          (292)
        Gain on sale of marketable securities                                             (208)          (12)          (99)
        Equity income of affiliated companies                                             (921)       (1,332)       (1,077)
        Investment tax credit amortization                                                 (69)          (91)          (98)
        Deferred income taxes                                                              999        (4,120)        5,880
        Changes in assets and liabilities:
           Accounts receivable                                                          (1,908)       (1,513)       (1,781)
           Inventories of construction and operating materials and supplies               (735)         (659)         (191)
           Deferred financing costs, prepaid pension costs and other assets               (192)          633          (179)
           Accounts payable                                                                330         1,962           576
           Other accrued liabilities                                                       132        (2,972)          314
           Accrued postretirement benefits                                                 120           238           267
           Federal and state income taxes                                                 (615)          531          (281)
                                                                                      --------      --------     ---------

                    Total adjustments                                                   10,624         4,620          (800)
                                                                                      --------      --------     ---------

                    Net cash from operating activities                                  23,309        19,138        21,385

Cash used for investing activities:
  Expenditures for property and equipment                                              (25,378)      (17,847)      (18,913)
  Net salvage on retirements                                                               268           759           547
                                                                                      --------      --------     ---------

                    Net capital additions                                              (25,110)      (17,088)      (18,366)

  Proceeds from sale of investment (note 5)                                                 --            --         1,655
  Proceeds from sale of MCSI, net of cash sold                                              --            --         3,305
  Proceeds from redemption of marketable securities held to maturity                        --            --           451
  Purchase of marketable securities available for sale                                  (9,968)      (18,060)         (234)
  Proceeds from sale of marketable securities available for sale                         8,450        21,061           541
  Investments in affiliated entities                                                        --          (880)       (1,893)
  Distributions from affiliated entities                                                   943            74           534
                                                                                      --------      --------     ---------

                    Net cash used for investing activities                             (25,685)      (14,893)      (14,007)

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

             For the Years Ended December 31, 1999, 1998 and 1997

                            (Amounts in Thousands)

                                                                                       1999            1998        1997
                                                                                     --------        -------      -------
Cash used for financing activities:
   Cash dividends                                                                    $ (9,453)        (9,603)      (8,262)
   Retirement of debt                                                                  (1,990)        (1,052)        (886)
   Proceeds from issuance of debt                                                       9,513          7,258        6,903
   Purchase of treasury stock                                                              --             --         (508)
                                                                                     --------        -------      -------

          Net cash used for financing activities                                       (1,930)        (3,397)      (2,753)
                                                                                     --------        -------      -------

          Net (decrease) increase in cash and temporary investments                    (4,306)           848        4,625

Cash and temporary investments at beginning of year                                    16,786         15,938       11,313
                                                                                     --------        -------      -------

Cash and temporary investments at end of year                                        $ 12,480         16,786       15,938
                                                                                     ========        =======      =======
Supplemental disclosures of cash flow information:
   Interest paid                                                                     $  2,175          1,791        1,612
                                                                                     ========        =======      =======

   Income taxes paid                                                                 $  8,250         12,853        8,685
                                                                                     ========        =======      =======
   Marketable securities received in connection with
    investment transaction (note 5)                                                  $     --             --       16,124
                                                                                     ========        =======      =======

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)


(1)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation and Consolidation

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

     (b)  Revenue Recognition

          Revenues are recognized when earned. Local service and intralata long distance revenues are subject to the jurisdiction of the Pennsylvania Public Utilities Commission (PUC). The Company participates in interstate pooling arrangements with other telephone companies. Such pools are funded by access service charges regulated by the Federal Communications Commission. Revenue earned through pooling is initially recorded based on estimates. The Company has settled substantially all access service arrangements through 1998.

     (c)  Marketable Securities

          Marketable securities available for sale are recorded at fair value, based on quoted market prices. Significant changes in value of available for sale securities are included as a separate component of shareholders' equity. Costs of investments sold are determined on the basis of specific identification.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)

     (d)  Investments

          The Company's investments in limited partnerships are carried at cost plus equity in accumulated net profits or losses.

     (e)  Property, Plant and Equipment

          Property, plant and equipment is recorded at cost. Retirements relating to replacements of telephone plant and equipment are accounted for in accordance with applicable regulations of the PUC. Accordingly, the original costs of facilities retired, plus costs of removal, net of salvage or other credits, are charged to accumulated depreciation.

          Depreciation on telephone plant and equipment in service is provided on a straight-line basis over estimated useful lives of 10 to 30 years for buildings and 5 to 20 years for equipment. Depreciation as a percentage of average depreciable plant and equipment in service amounted to 8.7%, 8.5% and 8.4% in 1999, 1998 and 1997, respectively. The average remaining life of plant and equipment in service as of December 31, 1999, is approximately 5.8 years.

          On construction projects lasting 12 months or more, interest costs incurred on the related funds expended during the construction period are capitalized as part of the project cost in accordance with regulatory requirements. No interest was capitalized during 1999, 1998 or 1997.

          Expenditures for maintenance, repairs and renewals are charged to operations as incurred.

     (f)  Inventories

          Inventories consist of telecommunication equipment and parts to provide service to, or to make sales to, the Company's customers. Inventories are valued at the lower of cost (using the moving average method) or market.

     (g)  Accounts Receivable

          The Company provides telecommunication services to customers (business and residential) located in western Pennsylvania and access connectivity to interexchange carriers. Access service settlements and other principally represent amounts due from interexchange carriers.

          Uncollected accounts receivable are typically expensed approximately 30 days after telephone service to such customer has been disconnected.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)

     (h)  Income Taxes

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

     (i)  Cash Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all temporary investments purchased with a maturity of three months or less to be cash equivalents. Under conditions of the Company's loan agreement with the Rural Utilities Services, the Company has cash of $781 and $469 for 1999 and 1998, respectively, that is restricted in use.

     (j)  Pension and Other Postretirement Benefits

          The Company provides pension and other postretirement benefits to substantially all of its employees and eligible retirees. Benefits provided by these plans are expensed over the estimated working lives of employees.

     (k)  Comprehensive Income

          Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of shareholders' equity and comprehensive income.

     (l)  Earnings Per Share

          Basic earnings per share is calculated based upon the weighted average number of common shares actually outstanding, and diluted earnings per share is calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. The Company has no potential, dilutive common shares outstanding.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)


     (m)  Reclassifications

          Certain prior year amounts have been reclassified to conform with the current year's presentation.


(2)  Long-Term Debt

     Long-term debt as of December 31, 1999 and 1998, was as follows:


                                                             1999      1998
                                                           --------  -------

          Notes payable to Rural Telephone
            Bank, maturing at various dates from 2009
              through 2019                                 $ 19,277   20,133
          Notes payable to Federal Financing Bank,
            maturing in 2012                                 22,292   13,913
                                                           --------  -------

                                                             41,569   34,046

            Less current portion of long-term debt            2,629    1,850
                                                           --------  -------

                  Long-term debt                           $ 38,940   32,196
                                                           ========  -------

     Principal payments required over the next five years calculated on the outstanding indebtedness at December 31, 1999, are: $2,629 in 2000; $2,689 in 2001; $2,754 in 2002; $2,823 in 2003; and $2,897 in 2004.

     The notes payable to the Rural Telephone Bank are secured by a supplemental Mortgage Agreement executed by NPTC which provides that substantially all of the property, plant and equipment of NPTC are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by NPTC. Under these restrictions, unless certain working capital and net worth levels are maintained, NPTC is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholders or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of the NPTC restrictions, $2,674 of NPTC retained earnings were available for dividends to the Company as of December 31, 1999.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)

     As of December 31, 1999, consolidated retained earnings of the Company of approximately $31,786 were available for dividends and other distributions to shareholders.

     In 1996, NPTC was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the Rural Utilities Service in the maximum principal amount of $75 million. The maximum principal amount will be advanced periodically over a five-year period beginning January 2, 1997, to furnish or improve telephone service in rural areas.

     Notes payable to the Rural Telephone Bank carry an interest rate of 6.5%. Notes payable to the Federal Financing Bank carry interest rates ranging from 4.3% to 6.2%.

     Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 1999, is $36,928.

     NPTC also has a $10 million line of credit at a rate of prime plus 1-1/2% with the Rural Telephone Finance Cooperative. The line of credit was not used in 1999 or 1998.


(3)  Retirement Plan and Other Postretirement Benefit Plans

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

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)

                                                   Pension benefits                  Other benefits
                                               ------------------------          -----------------------
                                                 1999           1998              1999           1998
                                               --------        --------          -------        --------
Change in benefit obligation:
   Benefit obligation at beginning
      of year                                  $ 28,765          26,056            3,902           4,614
   Service cost                                     948             887              127             161
   Interest cost                                  1,907           1,792              256             314
   Benefits paid                                 (1,002)           (904)            (210)           (225)
   Actuarial (gain) or loss                      (2,470)            934            1,199            (962)
                                               --------        --------          -------        --------
   Benefit obligation at end of year             28,148          28,765            5,274           3,902
Change in plan assets:
   Fair value at beginning of year               28,353          27,528               --              --
   Actual return on plan assets                   3,771           1,028               --              --
   Employer contributions                           670             701              210             225
   Benefits paid                                 (1,002)           (904)            (210)           (225)
                                               --------        --------          -------        --------
   Fair value at end of year                     31,792          28,353               --              --
Reconciliation of funded status:
   Funded status                                  3,644            (412)          (5,274)         (3,902)
   Unrecognized actuarial (gain)
      or loss                                    (3,954)            161              226          (1,013)
   Unrecognized transition (asset)                 (917)         (1,070)              --              --
   Unrecognized prior service cost                1,692           1,919              (74)            (87)
                                               --------        --------          -------        --------
   Net amount at year end                      $    465             598           (5,122)         (5,002)
                                               ========        ========          =======        ========


Assumptions used in the calculations as of December 31, 1999, 1998 and 1997, are:

                                     Pension benefits      Other benefits
                                    ------------------   ------------------
                                    1999   1998   1997   1999   1998   1997
                                    ----   ----   ----   ----   ----   ----
Weighted average assumption:

   Discount rate             %      7.50   6.75   7.00   7.50   6.75   7.00
   Expected return on assets        8.00   7.50   7.50   N/A    N/A    N/A
   Rate of compensation increase    4.50   5.00   5.00   4.50   5.00   5.00

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)


     Net periodic benefit costs include the following:

                                                           Pension benefits                 Other benefits
                                                   ------------------------------    -----------------------------
                                                     1999        1998       1997       1999       1998       1997
                                                   --------    -------    -------    -------     ------      -----
     Components of net periodic
      benefit cost:
        Service cost                               $    948        887        892        127        161        154
        Interest cost                                 1,907      1,792      1,722        256        314        300
        Expected return on plan assets               (2,126)    (2,069)    (1,777)        --         --         --
        Amortization of prior service cost              227        227        186        (12)       (12)       (12)
        Amortization of transition (asset)             (153)      (153)      (153)        --         --         --
        Recognized actuarial (gain) or loss              --         --         --        (41)        --         --
                                                   --------    -------    -------    -------     ------      -----

        Net periodic benefit cost                  $    803        684        870        330        463        442
                                                   ========    =======    =======    =======     ======      =====

     For purposes of measuring other postretirement benefits, the annual rate of increase in the per capita cost of covered benefits (i.e., healthcare cost trend rate) for 1999 was 9.1 percent for participants whose coverage included Major Medical Insurance, 8.0 percent for participants who have Blue Cross/Blue Shield coverage only, and 6.3 percent for participants who have Point of Service coverage. The rates were assumed to decrease gradually to 5 percent by the year 2007 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care trend rate would have the following effects:

                                                                 One                     One
                                                              percentage             percentage
                                                            point increase         point decrease
                                                          --------------------   -------------------
      Effect on total of service and interest cost
        components for 1999                                  $      48                     (41)
      Effect on 1999 postretirement benefit obligation             486                    (430)

                                      15                             (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)


(4)  Income Taxes

     The components of income tax expense are:

                                         1999         1998        1997
                                       --------    --------    --------
       Current:
          Federal                      $  6,093      10,231       6,141
          State                           1,810       3,243       2,263
                                       --------    --------    --------
                                          7,903      13,474       8,404
       Deferred:
          Federal                           809      (3,114)      4,460
          State                             190      (1,005)      1,420
                                       --------    --------    --------
                                            999      (4,119)      5,880

       Deferred investment tax credit       (69)        (91)        (98)
                                       --------    --------    --------

                                       $  8,833       9,264      14,186
                                       ========    ========    ========

     The Company's income tax expense differs from income tax expense computed at the federal statutory rate of 35 percent due to the following factors:

                                            1999         1998          1997
                                         ---------     --------      -------

     Statutory federal income tax        $  7,531         8,324       12,729
     State taxes on income (net of
       federal income tax benefit)          1,300         1,455        2,362
     Change in beginning of year
       valuation allowance                     86          (374)        (845)
     Investment tax credit                    (69)          (91)         (98)
     Tax-exempt interest                       --           (13)          (5)
     Other tax-exempt income                   --          (301)          --
     Other                                    (15)          264           43
                                         ---------     --------      -------

     Income tax expense                  $  8,833         9,264       14,186
                                         =========     ========      =======

                                     16                              (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)


     The significant components of deferred income tax expense attributable to income from operations are as follows:

                                                       1999    1998     1997
                                                      -----  -------   ------

     Deferred tax expense (exclusive of the
       effects of the other components below)         $ 913    1,544      737
     Net gain on investment (note 5)                     --   (5,289)   5,289
     Use of capital loss carryforward                    --       --      699
     Increase (decrease) in beginning of year
       valuation allowance                               86     (374)    (845)
                                                      -----  -------   ------

                                                      $ 999   (4,119)   5,880
                                                      =====  =======   ======

     Additional deferred taxes of $267 and $330 were recorded in 1999 and 1998, respectively, related to an unrealized gain on marketable securities classified as available for sale (note 6).

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, are presented below:

                                                                 1999         1998
                                                               --------      -------
     Deferred tax assets:
       Postretirement benefits                                 $ (2,125)      (2,044)
       Deferred compensation                                       (423)        (403)
       Compensated absences, principally due
         to accrual for financial reporting purposes               (257)        (252)
       Accounts receivable                                         (540)          --
       Goodwill                                                     (54)         (58)
       Other                                                       (311)        (170)
                                                               --------      -------

             Total gross deferred tax assets                     (3,710)      (2,927)

         Less valuation allowance                                   154           68
                                                               --------      -------

             Net deferred tax assets                             (3,556)      (2,859)

     Deferred tax liabilities:
       Plant and equipment, principally due to
         differences in depreciation                             10,860        9,369
       Pension                                                      208          533
       Amortization of deferred financing costs                     149          169
       Net unrealized gain on available for sale securities         598          331
       Other                                                      1,068          517
                                                               --------      -------

             Total gross deferred tax liability                  12,883       10,919
                                                               --------      -------

             Net deferred tax liability                        $  9,327        8,060
                                                               ========      =======

     Unamortized investment tax credit                         $    111          180
                                                               ========      =======

                                     18                              (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)


     The valuation allowance for deferred tax assets relates to state loss carryforwards of subsidiaries. The valuation allowance for deferred tax assets as of January 1, 1999 and 1998, was $68 and $442, respectively. For the year ended December 31, 1999, there was a net increase in the valuation allowance in the amount of $86. The net change in the valuation allowance for the year ended December 31, 1998, was a decrease of $374. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1999. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     At December 31, 1999, the Company has net operating loss carryforwards for state income tax purposes of $1,754 which are available to offset future state taxable income, if any, through 2009.


(5)  Investments

     The Company's investments at December 31, 1999 and 1998, consist of the following:

                                                            1999       1998
                                                          --------    ------
       Investments at equity:
          Investments in cellular limited partnerships    $  9,006     9,176
          Boulevard Communications, LLP                        609       461
                                                          --------    ------

                   Total investments                      $  9,615     9,637
                                                          ========    ======

     In 1999 and 1998, the Company had capital calls amounting to $-0- and $880, respectively, to maintain its ownership percentages in its limited partnership investments.

                                      19                             (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)

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

(6)  Marketable Securities

     Information about marketable investment securities at December 31, 1999 and 1998, is as follows:



                                                   1999
                             -----------------------------------------------
                                        Unrealized     Unrealized     Market
                               Cost        gains         losses        value
                             --------   ----------     ----------     ------
     Available for sale:
       Equity securities     $  6,135      2,320          (441)        8,014
       Debt securities          9,446         --          (438)        9,008
                             --------     ------         -----       -------

                             $ 15,581      2,320          (879)       17,022
                             ========     ======         =====       =======

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)


                                                    1998
                             ----------------------------------------------
                                           Unrealized  Unrealized    Market
                                Cost         gains       losses       value
                             ---------     ----------  ----------   -------
     Available for sale:
      Equity securities      $   4,937            898        (143)    5,692
      Debt securities            8,918             79         (19)    8,978
                             ---------     ----------  ----------   -------
                             $  13,855            977        (162)   14,670
                             =========     ==========  ==========   =======

     The carrying value of debt securities at December 31, 1999, by contractual maturity, are as follows:

            Due in:
               One year or less                         $            --
               One to five years                                  6,122
               Five to ten years                                  2,886
                                                        ---------------

                                                        $         9,008
                                                        ===============

     Realized gains and losses on the sale of marketable securities in each of the three years ended December 31, 1999, were immaterial.

(7)  Related Party Transaction

     In 1998, the Company entered into an agreement to outsource certain data processing functions to a third party processor (Processor). The Company and the Processor are related by a common shareholder and director. Payments to the Processor under this agreement were $2,553 and $1,227 in 1999 and 1998, respectively.

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998 and 1997

                 (Amounts in Thousands, Except Per Share Data)


(8)  Unaudited Quarterly Financial Data for 1999 and 1998


     The following are summaries of quarterly financial data for the years ended December 31, 1999 and 1998, as reported by the Company:


                                           Unaudited (in thousands, except per share data)
                                           -----------------------------------------------
                                                First        Second      Third     Fourth
                                              quarter       quarter     quarter    quarter
                                           -----------      -------     -------    -------
     1999:
       Operating revenues                     $ 17,539       17,429      17,557     18,363
       Net operating revenues                    5,783        4,682       4,640      4,439
       Net earnings                              3,416        2,779       3,279      3,211
       Earnings per common share:
          Net earnings                             .23          .18         .22        .22

     1998:
       Operating revenues                     $ 16,096       17,239      16,329     16,711
       Net operating revenues                    5,691        6,672       5,282      4,353
       Net earnings                              4,251        4,066       3,204      2,997
       Earnings per common share:
          Net earnings                             .28          .27         .21        .21

                                                                      Schedule I

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                           Condensed Balance Sheets

                          December 31, 1999 and 1998

                            (Amounts in Thousands)

                      Assets                                  1999            1998
                                                           ---------        -------
Current assets:
 Cash and temporary investments                            $   5,537          2,641
 Marketable securities available for sale                     16,920         14,670
 Dividend receivable from subsidiary                              --          2,248
 Accounts receivable - other                                     144            151
                                                           ---------        -------

          Total current assets                                22,601         19,710

Property, plant and equipment:
 Land                                                            150            150
 Buildings                                                     1,187          1,187
 Equipment                                                        21             21
                                                           ---------        -------

                                                               1,358          1,358

   Less accumulated depreciation and amortization                171            131
                                                           ---------        -------

                                                               1,187          1,227

Other assets                                                     982            957
Investment in subsidiaries                                    53,051         54,949
Notes and accounts receivable - subsidiaries                   2,855          1,175
                                                           ---------        -------

                                                           $  80,676         78,018
                                                           =========        =======

                                                                     (Continued)

                                                                      Schedule I

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                           Condensed Balance Sheets

                          December 31, 1999 and 1998

                            (Amounts in Thousands)


                   Liabilities and Shareholders' Equity                       1999           1998
                                                                            ---------      --------
Current liabilities:
    Dividend payable                                                        $   2,401         2,251
    Deferred income taxes                                                         536           293
    Accounts payable - subsidiaries                                                20             3
    Federal and state income taxes                                                407         1,586
    Other liabilities                                                              65            79
                                                                            ---------      --------

                   Total current liabilities                                    3,429         4,212

Shareholders' equity:
    Common stock                                                                2,350         2,350
    Capital in excess of par value                                              2,215         2,215
    Retained earnings                                                          72,347        69,265
    Less cost of treasury stock                                                  (508)         (508)
    Accumulated other comprehensive income - unrealized
       gain on available for sale securities, net                                 843           484
                                                                            ---------      --------

                                                                               77,247        73,806
                                                                            ---------      --------

                                                                            $  80,676        78,018
                                                                            =========      ========

                                                                     (Continued)

                                                                      Schedule I

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                      Condensed Statements of Operations

             For the Years Ended December 31, 1999, 1998 and 1997

                            (Amounts in Thousands)

                                                                   1999            1998             1997
                                                              ------------       -------          -------
Revenues:
   Dividends from subsidiaries                                $     14,302        11,009            2,106
   Interest income                                                     622           833              542
   Nonoperating income                                                 287           114                6
   Net gain on sale of investment                                       --            --           14,516
   Gain on insurance policy                                             --           860              --
                                                              ------------       -------          -------

                                                                    15,211        12,816           17,170
Expenses:
   General office salaries and expenses                                396           405              395
   State taxes                                                         109           121              115
   Bad debt expense - note receivable - subsidiary                     --            --             1,389
                                                              ------------       -------          -------

                                                                       505           526            1,899
                                                              ------------       -------          -------

     Earnings before income taxes and equity earnings               14,706        12,290           15,271

Income taxes                                                           123           148            5,366
                                                              ------------       -------          -------

     Earnings before equity earnings                                14,583        12,142            9,905

Equity in (overdistributed) undistributed net
   earnings of subsidiaries                                         (1,898)        2,376           12,280
                                                              ------------       -------          -------

     Net earnings                                             $     12,685        14,518           22,185
                                                              ============       =======          =======

                                                                     (Continued)

                                                                      Schedule I

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                      Condensed Statements of Cash Flows

             For the Years Ended December 31, 1999, 1998 and 1997

                            (Amounts in Thousands)

                                                                             1999               1998             1997
                                                                            --------          --------         --------
Cash from operating activities:
   Net earnings                                                             $ 12,685            14,518           22,185
   Adjustments to reconcile net earnings
      to net cash provided by operating activities:
         Equity in undistributed earnings of affiliates                        1,898            (2,376)         (12,280)
         Net gain on liquidation of Conquest investment                           --                --          (14,516)
         Other adjustments                                                      (193)              792               22
         Changes in assets and liabilities:
           Receivables                                                            (3)             (127)           4,310
           Dividend receivable                                                 2,248              (142)            (151)
           Accounts payable - subsidiaries                                        17               (23)              27
           Other liabilities                                                  (1,193)           (1,894)             231
           Deferred income taxes                                                 (23)           (5,330)           5,161
                                                                            --------          --------         --------

                 Total adjustments                                             2,751            (9,100)         (17,196)
                                                                            --------          --------         --------

                 Net cash provided by operating activities                    15,436             5,418            4,989
                                                                            --------          --------         --------

Cash from investing activities:
   Investment in affiliates                                                       --                (3)              (2)
   Proceeds from sale of investment                                               --                --            1,655
   Proceeds from maturity of marketable securities held to maturity               --                --              451
   Purchases of marketable securities available for sale                      (9,867)          (18,060)              --
   Proceeds from sale of marketable securities available for sale              8,450            20,957               --
   Notes receivable - subsidiaries                                            (1,670)               --               --
                                                                            --------          --------         --------

                 Net cash provided by (used for) investing activities         (3,087)            2,894            2,104
                                                                            --------          --------         --------

                                                                     (Continued)

                                                                      Schedule I

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                      Condensed Statements of Cash Flows

             For the Years Ended December 31, 1999, 1998 and 1997

                            (Amounts in Thousands)

                                                                             1999               1998             1997
                                                                          ---------           -------          -------
Cash used for financing activities:
   Cash dividends                                                         $  (9,453)           (9,603)          (8,262)
   Purchase of treasury stock                                                    --                --             (508)
                                                                          ---------           -------          -------
       Net cash used for financing activities                                (9,453)           (9,603)          (8,770)
                                                                          ---------           -------          -------

       Net (decrease) increase in cash and temporary investments              2,896            (1,291)          (1,677)

Cash and temporary investments at beginning of year                           2,641             3,932            5,609
                                                                          ---------           -------          -------
Cash and temporary investments at end of year                             $   5,537             2,641            3,932
                                                                          =========           =======          =======

See accompanying independent auditors' report.

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




                        NORTH PITTSBURGH SYSTEMS, INC.
                        ------------------------------
                                  Registrant


      /s/ H. R. Brown                             /s/ C. E. Thomas, Jr.
By______________________________              By_______________________________
      H. R. Brown                                 C. E. Thomas, Jr.
      President, Director, and                    Chairman of the Board
      Principal Executive Officer


      March 27, 2000                                March 27, 2000
Date____________________________              Date______________________________

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/ A. P. Kimble
By_________________________________
   A. P. Kimble
   Director, Vice President, Treasurer and
   Principal Financial and Accounting Officer


      March 27, 2000
Date_______________________________


   /s/ C. E. Cole
By_________________________________
   C. E. Cole
   Director


      March 27, 2000
Date_______________________________

                               OTHER INFORMATION

                 Exhibit Index for Annual Reports on Form 10-K
                 ---------------------------------------------

Exhibit No.               Subject                      Applicability
-----------               -------                      -------------

  (2)          Plan of acquisition,            Not Applicable
               reorganization, arrangement,
               liquidation or succession

  (3)(i)       Articles of Incorporation       Provided in Quarterly Report on
                                               Form 10-Q for the quarter ended
                                               June 30, 1996 and Incorporated
                                               Herein by Reference.

  (3)(ii)      By-Laws                         Provided in Annual Report on Form
                                               10-K for the year ended December
                                               31, 1998 and Incorporated Herein
                                               by Reference.

  (4)          Instruments defining the        Provided in Registration of
               rights of security holders,     Securities of Certain Successor
               including indentures            issuers on Form 8-B filed on
                                               June 25, 1985 and Incorporated
                                               Herein by Reference.


  (9)          Voting trust agreement          Not Applicable


 (10)          Material contracts              Provided in Quarterly Report on
                                               Form 10-Q for the quarter ended
                                               September 30, 1999 and
                                               Incorporated Herein by
                                               Reference.

 (11)          Statement re computation of     Attached Hereto
               per share earnings


 (12)          Statement re computation of     Not Applicable
               ratios

 (13)          Annual report to security       Not Applicable
               holders, Form 10-Q or
               quarterly report to
               security holders

Exhibit No.                   Subject                      Applicability
-----------                   -------                      --------------


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