Form 10-K/A
period 1999-12-31
NORTH PITTSBURGH SYSTEMS INC
filed 2000-04-13
CIK 764765

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended               December 31, 1999
                          ------------------------------------------------

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------    -------------------

Commission File Number                          0-13716
                       -------------------------------------------------


                         North Pittsburgh Systems, Inc.
------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                            25-1485389
 -----------------------------         --------------------------------
 (State or other jurisdiction of       (IRS Employer Identification No.)
 incorporation or organization)


4008 Gibsonia Road, Gibsonia, Pennsylvania           15044-9311
------------------------------------------    ------------------------
 (Address of Principal Executive Offices)             (Zip Code)


Registrant's telephone number, including area code         724/443-9600
                                                    -------------------------

                                AMENDMENT NO. 1

      The undersigned Registrant hereby amends the Independent Auditor's Report of its Annual Report on Form 10-K for the year ended December 31, 1999 as set forth in the pages attached hereto:


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors

North Pittsburgh Systems, Inc.


We have audited the consolidated balance sheets of North Pittsburgh Systems, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998 and the related statements of earnings, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


                                          KPMG LLP

Pittsburgh, Pennsylvania
February 28, 2000

                                   SIGNATURES




      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         NORTH PITTSBURGH SYSTEMS, INC.
                         ------------------------------
                                   Registrant



By  /s/  H. R. Brown                  By  /s/  C. E. Thomas, Jr.
   ------------------------------        ----------------------------
   H. R. Brown                           C. E. Thomas, Jr.
   President, Director, and              Chairman of the Board
   Principal Executive Officer


Date        April 13, 2000            Date       April 13, 2000
     ----------------------------          --------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By  /s/  A. P. Kimble
   ------------------------------------------
   A. P. Kimble
   Director, Vice President, Treasurer and
   Principal Financial and Accounting Officer



Date            April 13, 2000
     ----------------------------------------



By  /s/  C. E. Cole
   ------------------------------------------
   C. E. Cole
   Director



Date            April 13, 2000
     ----------------------------------------