Form 10-Q
period 2000-03-31
NORTH PITTSBURGH SYSTEMS INC
filed 2000-05-01
CIK 764765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended                March 31, 2000
                                    ------------------------------------------


                                       OR


{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________ to _______________________


Commission File Number                      0-13716
                      ----------------------------------------------------------

                        NORTH PITTSBURGH SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                  25-1485389
--------------------------------         ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

              4008 Gibsonia Road, Gibsonia, Pennsylvania 15044-9311
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                               724-443-9600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                              YES  X    NO_____
                                  ----

                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Common Stock Outstanding
                            ------------------------

At April 20, 2000, the Registrant had 15,005,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                     PART I
                                     ITEM 1
                              FINANCIAL STATEMENTS
                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     (Thousands - Except Per Share Amounts)



                                                           For the Three Months
                                                              Ended March 31
                                                           --------------------
                                                              2000       1999
                                                           --------    --------
Operating revenues:
  Local network services                                    $ 3,613   $ 3,332
  Long distance and access services                          12,896    11,886
  Directory advertising, billing & other services               667       695
  Telecommunication equipment sales                             601       608
  Other operating revenues                                    1,275     1,156
                                                            -------   -------

     Total Operating Revenues                                19,052    17,677


Operating expenses:
  Network and other operating expenses                        9,393     7,130
  Depreciation and amortization                               3,878     3,218
  State and local taxes                                         931       801
  Telecommunication equipment expenses                          556       607
                                                            -------   -------

     Total Operating Expenses                                14,758    11,756
                                                            -------   -------

   Net Operating Revenues                                     4,294     5,921


Other expense (income), net:
  Interest expense                                              639       510
  Interest income                                              (283)     (267)
  Sundry expense (income), net                                 (247)      (17)
                                                            -------   -------

                                                                109       226
                                                            -------   -------

     Earnings before income taxes                             4,185     5,695

Income taxes                                                  1,749     2,279
                                                            -------   -------

     Net earnings                                           $ 2,436   $ 3,416
                                                            =======   =======


Weighted average common shares outstanding                   15,005    15,005
                                                            =======   =======

Basic and diluted earnings per share of
  common stock                                                 $.16      $.23
                                                            =======   =======

Dividends per share of common stock                            $.16      $.16
                                                            =======   =======


     See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                (Unaudited)
                                                                  Mar. 31     Dec. 31
              ASSETS                                               2000       1999
              ------                                             --------   --------
Current Assets:
  Cash and temporary investments                                 $  9,437   $ 12,480
  Marketable securities available for sale                         17,635     17,022

  Accounts receivable:
   Customers, net of allowance for doubtful accounts of
     $327 and $356, respectively                                    4,821      4,975
   Access service settlements and other                             7,691      7,842
  Prepaid expenses                                                    445        614
  Inventories of construction and operating materials and
   supplies                                                         5,181      4,754
  Prepaid taxes                                                       872          -
  Deferred income tax                                                   -        199
                                                                 --------   --------

     Total current assets                                          46,082     47,886
                                                                 --------   --------

  Property, plant and equipment:
   Land                                                               475        475
   Buildings                                                       11,854     11,622
   Equipment                                                      161,286    154,061
                                                                 --------   --------

                                                                  173,615    166,158
  Less accumulated depreciation and amortization                   90,388     86,688
                                                                 --------   --------

                                                                   83,277     79,470
  Construction in progress                                         10,527      8,279
                                                                 --------   --------
     Total property, plant and equipment, net                      93,754     87,749

Investments                                                         9,720      9,615
Deferred financing costs                                              742        764
Prepaid pension cost                                                  116        465
Other assets                                                        1,323      1,313
                                                                 --------   --------

                                                                 $151,737   $147,792
                                                                 ========   ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Current portion of long-term debt                              $  2,825   $  2,629
  Accounts payable                                                  7,692      7,086
  Dividend payable                                                  2,401      2,401
  Other accrued liabilities                                         2,787      2,724
  Federal and state income taxes                                    1,127        305
                                                                 --------   --------

     Total current liabilities                                     16,832     15,145
                                                                 --------   --------

Long-term debt                                                     40,413     38,940

Deferred income taxes                                               9,641      9,526
Accrued postretirement benefits                                     5,464      5,122
Other liabilities                                                   1,831      1,812

Shareholders' equity:
  Capital stock/Common stock                                        2,350      2,350
  Capital in excess of par value                                    2,215      2,215
  Retained earnings                                                72,382     72,347
  Less cost of treasury stock (2000 and 1999-35,000 shares)          (508)      (508)
  Accumulated other comprehensive income-unrealized gain
   on available for sale securities, net                            1,117        843
                                                                 --------   --------

     Total shareholders' equity                                    77,556     77,247
                                                                 --------   --------

                                                                 $151,737   $147,792
                                                                 ========   ========

     See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)


                                                                        For the Three Months
                                                                           Ended Mar. 31
                                                                        --------------------
                                                                           2000       1999
                                                                        ---------   --------
Cash from operating activities:
  Net earnings                                                            $ 2,436   $ 3,416
  Adjustments to reconcile net earnings to net cash from
   operating activities:

     Depreciation and amortization                                          3,878     3,218
     Gain on sale of marketable securities                                    (24)      (12)
     Equity (income) losses of affiliated companies                          (205)     (149)
     Changes in assets and liabilities:
      Accounts receivable                                                     305       186
      Inventories of construction and operating materials
       and supplies                                                          (427)       99
      Deferred financing costs, prepaid pension cost
       and other assets                                                       361      (180)
      Prepaid taxes                                                          (872)     (862)
      Accounts payable                                                        606      (560)
      Other accrued liabilities                                                82      (424)
      Accrued postretirement benefits                                         342        38
      Federal and state income taxes                                          942     1,806
      Other, net                                                              167       185
                                                                          -------   -------
          Total adjustments                                                 5,155     3,345
                                                                          -------   -------

          Net cash from operating activities                                7,591     6,761
                                                                          -------   -------

Cash used for investing activities:
  Expenditures for property and equipment                                  (9,890)   (7,766)
  Net salvage on retirements                                                    9      (102)
                                                                          -------   -------

          Net capital additions                                            (9,881)   (7,868)
                                                                          -------   -------

  Purchase of marketable securities available for sale                     (2,845)   (2,514)
  Proceeds from sale of marketable securities available for sale            2,724     1,984
  Distributions from affiliated entities                                      100         -
                                                                          -------   -------

          Net cash used for investing activities                           (9,902)   (8,398)
                                                                          -------   -------

Cash used for financing activities:
  Cash dividends                                                           (2,401)   (2,251)
  Retirement of debt                                                         (654)     (462)
  Proceeds from issuance of new debt                                        2,323         -
                                                                          -------   -------

          Net cash used for financing activities                             (732)   (2,713)
                                                                          -------   -------

Net (decrease) increase in cash and temporary investments                  (3,043)   (4,350)

Cash and temporary investments at beginning of period                      12,480    16,786
                                                                          -------   -------

Cash and temporary investments at end of period                           $ 9,437   $12,436
                                                                          =======   =======

Interest paid                                                             $   618   $   488
                                                                          =======   =======

Income taxes paid                                                         $   614   $   342
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


                                  For the Three Months
                                     Ended Mar. 31
                                  --------------------
                                       2000    1999
                                       ----    ----
        Net income                   $2,436  $3,416
        Unrealized gain (loss) on
           marketable securities        274     189
                                     ------  ------

        Comprehensive income         $2,710  $3,605
                                     ======  ======



                                    PART I

                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this "Management's Discussion and Analysis of Pinancial Condition and Results of Operations" which are not historical are "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. Thus, results actually achieved may differ materially from expected results included in these statements.

1.   Financial Condition
     -------------------

     (a)  General
          -------

     There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1999 to March 31, 2000, the end of the three-month period reported herein.

     (b) Liquidity and Capital Resources
         -------------------------------

     Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at March 31, 2000 amounted to approximately $6,910,000, with such amount being part of the 2000 construction program, which is expected to be in excess of $27 million. Funds for financing construction expenditures in the three-month period ended March 31, 2000 were generated from internal sources and debt financing.

     Based on its 2000 construction budget and projected cash flows, the Registrant anticipates cash flows provided by operating activities and cash reserves in 2000 to be sufficient to service long-term debt, to pay dividends and to finance approximately 25% to 50% of capital additions. The balance of capital additions will be financed from debt financing available from the Rural Utilities Service. At March 31, 2000, construction work in progress was $10,527,000.

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

     (c)  Regulatory/Competition
          ----------------------

     North Pittsburgh is currently under rate-of-return regulation within the intrastate jurisdiction. However, in July of 1998, North Pittsburgh joined with 18 other companies and filed for an alternative form of regulation to replace traditional rate base/rate-of-return regulation. In the filing, North Pittsburgh proposed a price cap plan whereby rates for noncompetitive services are allowed to be increased based on an index that measures general economy wide price increases. Under the proposed plan, services may also be declared competitive and thereby freed from all rate regulation. In return for regulation under the price cap plan, North Pittsburgh has also proposed a network modernization plan. The Pennsylvania Public Utility Commission (PA PUC) entered an Order on January 20, 2000 modifying North Pittsburgh's plan for alternative regulation. On February 4, 2000, North Pittsburgh filed a Petition for Reconsideration seeking clarification and/or modification of the PA PUC's original Order. The PA PUC responded to the Petition for Reconsideration with an Order entered on March 30, 2000 in which it granted, in part, and denied, in part, portions of North Pittsburgh's Petition. North Pittsburgh has accepted the modified Chapter 30 plan and will begin implementation upon final order of the PA PUC which is expected sometime during the third quarter of 2000.

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

     The Federal Communications Commission (FCC) continues to work on Rulemakings that will further spell out the specifics of the Telecommunications Act of 1996 (the 1996 Act). The PA PUC must then finalize its course of action to fully implement the 1996 Act, or to the extent possible and permissible, change the manner in which such regulations are implemented in Pennsylvania before the impact on North Pittsburgh, a Rural Telephone Company under the 1996 Act, can be fully understood and measured. However, the clear intent of the 1996 Act is to open up the local exchange market to competition. The 1996 Act appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its services at wholesale rates, provide number portability, if feasible, provide dialing parity, provide interconnection to any requesting carrier for the transmission and routing of telephone exchange service and exchange access and provide access to network elements. North Pittsburgh along with 17 other rural companies in Pennsylvania was granted a temporary suspension of the interconnection requirements in the 1996 Act that expires on July 10, 2000. North Pittsburgh recently filed a petition seeking further extension of the suspension until July

     10, 2001. A decision by the PA PUC on the suspension extension is expected during the second or third quarter of 2000.

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


2.   Results of Operations
     ---------------------

     Total operating revenues increased $1,375,000 (7.5%) in the three-month period ended March 31, 2000 over the comparable period in 1999. This change was due to an increase in local network services of $281,000 (8.4%), and an increase in long distance and access services of $1,010,000 (3.5%). Increased local network service revenues were attributable to customer growth, growth in second lines and expanded penetration of enhanced services. Higher long distance and access services revenues were generally the result of an increase in the number of customers and minutes of use.

     Total operating expenses for the three-month period ended March 31, 2000 increased $3,002,000 (25.5%) over the preceding year. That change was principally the result of an increase in network and other operating expenses of $2,263,000 (31.7%), and an increase in depreciation and amortization of $660,000 (20.5%). The increase in network and other operating expenses consisted of an increase in personnel costs due to an expansion of existing business and an increase in personnel and other expenses due to start-up activities of Competitive Local Exchange Carrier and Internet-related services. The increase in depreciation and amortization was the direct result of the growth in fixed assets to serve current and future customer needs. The increase in total operating revenues discussed above coupled with the increase in total operating expenses resulted in net operating revenues being $1,627,000 (27.5%) lower for the first quarter of 2000 compared to the first quarter of 1999.

     Interest expense increased $129,000 (25.3%) due to an increased level of debt financing in 2000. The decrease in net operating revenues for the three-month period ended March 31, 2000, in conjunction with the increase in Sundry income, net, resulted in a decrease of $1,510,000 (26.5%) in earnings before income taxes.

3.   New Accounting Pronouncements
     -----------------------------

     In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The pronouncement is effective for the Registrant's year beginning January 1, 2001. The Registrant does not expect this pronouncement will have a significant impact on the consolidated financial statements.



                                     PART I

                                     ITEM 3

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES

                               ABOUT MARKET RISK



1. There have been no material changes in reported market risks faced by the Registrant since December 31, 1999.

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



                                    NORTH PITTSBURGH SYSTEMS, INC.
                                    ------------------------------
                                    (Registrant)



Date     May 1, 2000                   /s/  N. W. Barthlow
    ____________________            __________________________________________
                                    N. W. Barthlow, Vice President & Secretary



Date     May 1, 2000                  /s/  A. P. Kimble
    ____________________            __________________________________________
                                    A. P. Kimble, Vice President & Treasurer

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

 (11)        Statement of computation of earnings     Attached Hereto
             per share

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

 (22)        Published report regarding matters       Not Applicable
             submitted to a vote of security holders

 (23)        Consents of experts and counsel          Not Applicable

 (24)        Power of attorney                        Not Applicable

 (27)        Financial Data Schedule                  Attached Hereto

 (99)        Additional exhibits                      Not Applicable

      (b) Reports on Form 8-K - No reports on Form 8-K were filed during the
          -------------------
          quarter ended March 31, 2000.