Form 10-Q
period 2000-06-30
NORTH PITTSBURGH SYSTEMS INC
filed 2000-08-07
CIK 764765

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the quarterly period ended                 June 30, 2000
                                   ---------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    -----------------------


Commission File Number                        0-13716
                       ---------------------------------------------------------


                        NORTH PITTSBURGH SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Pennsylvania                                 25-1485389
-----------------------------------     ----------------------------------------
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

                                 YES  X    NO
                                     ---      ---

                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Common Stock Outstanding
                            ------------------------

At August 1, 2000, the Registrant had 15,005,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                     PART I
                                     ITEM 1
                              FINANCIAL STATEMENTS
                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     (Thousands - Except Per Share Amounts)

                                                        For the Three Months    For the Six Months
                                                            Ended June 30          Ended June 30
                                                        --------------------    ------------------
                                                            2000       1999       2000       1999
                                                          --------   -------    -------    -------
Operating revenues:
  Local network services                                   $ 3,782   $ 3,355    $ 7,395    $ 6,687
  Long distance and access services                         14,014    11,505     26,911     23,112
  Directory advertising, billing & other services              748       768      1,415      1,376
  Telecommunication equipment sales                            533       678      1,134      1,373
  Other operating revenues                                   1,145     1,047      2,420      2,205
                                                           -------   -------    -------    -------

     Total Operating Revenues                               20,222    17,353     39,275     34,753

Operating expenses:
  Network and other operating expenses                      11,042     7,997     20,437     15,144
  Depreciation and amortization                              4,118     3,313      7,997      6,530
  State and local taxes                                        838       768      1,768      1,570
  Telecommunication equipment expenses                         528       669      1,083      1,259
                                                           -------   -------    -------    -------

     Total Operating Expenses                               16,526    12,747     31,285     24,503
                                                           -------   -------    -------    -------

   Net Operating Revenues                                    3,696     4,606      7,990     10,250


Other expense (income), net:
  Interest expense                                             694       499      1,333      1,010
  Interest income                                             (284)     (211)      (567)      (456)
  Sundry expense (income), net                              (2,353)     (392)    (2,600)      (709)
                                                           -------   -------    -------    -------

                                                            (1,943)     (104)    (1,834)      (155)
                                                           -------   -------    -------    -------

     Earnings before income taxes                            5,639     4,710      9,824     10,405

Income taxes                                                 2,363     1,931      4,112      4,210
                                                           -------   -------    -------    -------

     Net earnings                                          $ 3,276   $ 2,779    $ 5,712    $ 6,195
                                                           =======   =======    =======    =======

Weighted average common shares outstanding                  15,005    15,005     15,005     15,005
                                                           =======   =======    =======    =======

Basic and diluted earnings per share of
  common stock                                                $.22      $.18       $.38       $.41
                                                           =======   =======    =======    =======

Dividends per share of common stock                           $.17      $.16       $.33       $.32
                                                           =======   =======    =======    =======

    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                               (Unaudited)
                                                                 June 30     Dec. 31
                  ASSETS                                           2000       1999
                  ------                                       -----------   -------
Current Assets:
  Cash and temporary investments                                 $ 14,366   $ 12,480
  Marketable securities available for sale                         11,012     17,022

  Accounts receivable:
   Customers, net of allowance for doubtful accounts of
     $323 and $356, respectively                                    4,749      4,975
   Access service settlements and other                             9,031      7,842
  Prepaid expenses                                                    525        614
  Inventories of construction and operating materials and
   supplies                                                         5,571      4,754
  Prepaid taxes                                                       506          -
  Deferred income tax                                                   -        199
                                                                 --------   --------

     Total current assets                                          45,760     47,886
                                                                 --------   --------

  Property, plant and equipment:
   Land                                                               475        475
   Buildings                                                       12,663     11,622
   Equipment                                                      165,485    154,061
                                                                 --------   --------

                                                                  178,623    166,158
  Less accumulated depreciation and amortization                   94,181     86,688
                                                                 --------   --------

                                                                   84,442     79,470
  Construction in progress                                          9,589      8,279
                                                                 --------   --------
     Total property, plant and equipment, net                      94,031     87,749

Investments                                                         9,834      9,615
Deferred financing costs                                              719        764
Prepaid pension cost                                                   26        465
Other assets                                                        1,273      1,313
                                                                 --------   --------

                                                                 $151,643   $147,792
                                                                 ========   ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Current portion of long-term debt                              $  3,140   $  2,629
  Accounts payable                                                  6,623      7,086
  Dividend payable                                                  2,551      2,401
  Other accrued liabilities                                         2,992      2,724
  Federal and state income taxes                                      227        305
                                                                 --------   --------

     Total current liabilities                                     15,533     15,145
                                                                 --------   --------

Long-term debt                                                     43,148     38,940

Deferred income taxes                                               8,902      9,526
Accrued postretirement benefits                                     5,518      5,122
Other liabilities                                                   1,592      1,812

Shareholders' equity:
  Capital stock/Common stock                                        2,350      2,350
  Capital in excess of par value                                    2,215      2,215
  Retained earnings                                                73,107     72,347
  Less cost of treasury stock (2000 and 1999-35,000 shares)          (508)      (508)
  Accumulated other comprehensive income-unrealized gain
   on available for sale securities, net                             (214)       843
                                                                 --------   --------

     Total shareholders' equity                                    76,950     77,247
                                                                 --------   --------

                                                                 $151,643   $147,792
                                                                 ========   ========

    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)


                                                                               For the Six Months
                                                                                  Ended June 30
                                                                              -------------------
                                                                                2000       1999
                                                                              --------   --------
Cash from operating activities:
  Net earnings                                                                $  5,712   $  6,195
  Adjustments to reconcile net earnings to net cash from
   operating activities:

     Depreciation and amortization                                               7,997      6,530
     Gain on sale of marketable securities                                      (2,163)      (186)
     Equity (income) losses of affiliated companies                               (361)      (289)
     Changes in assets and liabilities:
      Accounts receivable                                                         (963)      (918)
      Inventories of construction and operating materials
       and supplies                                                               (817)    (1,371)
      Deferred financing costs, prepaid pension cost
       and other assets                                                            524        275
      Prepaid taxes                                                               (506)      (848)
      Accounts payable                                                            (463)     1,560
      Other accrued liabilities                                                     48       (915)
      Accrued postretirement benefits                                              396         65
      Federal and state income taxes                                               (78)      (420)
      Deferred income taxes                                                        325          -
      Other, net                                                                   109        (47)
                                                                              --------   --------
          Total adjustments                                                      4,048      3,436
                                                                              --------   --------

          Net cash from operating activities                                     9,760      9,631
                                                                              --------   --------

Cash used for investing activities:
  Expenditures for property and equipment                                      (14,405)   (13,845)
  Net salvage on retirements                                                       106         64
                                                                              --------   --------

          Net capital additions                                                (14,299)   (13,781)
                                                                              --------   --------

  Purchase of marketable securities available for sale                          (6,103)    (5,777)
  Proceeds from sale of marketable securities available for sale                12,469      4,870
  Distributions from affiliated entities                                           142      2,102
                                                                              --------   --------

          Net cash used for investing activities                                (7,791)   (12,586)
                                                                              --------   --------

Cash used for financing activities:
  Cash dividends                                                                (4,802)    (4,652)
  Retirement of debt                                                            (1,353)      (920)
  Proceeds from issuance of new debt                                             6,072          -
                                                                              --------   --------

          Net cash used for financing activities                                   (83)    (5,572)
                                                                              --------   --------

Net (decrease) increase in cash and temporary investments                        1,886     (8,527)

Cash and temporary investments at beginning of period                           12,480     16,786
                                                                              --------   --------

Cash and temporary investments at end of period                               $ 14,366   $  8,259
                                                                              ========   ========

Interest paid                                                                 $  1,294   $    969
                                                                              ========   ========

Income taxes paid                                                             $  4,615   $  4,813
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



                                     For the Three Months   For the Six Months
                                         Ended June 30         Ended June 30
                                     ---------------------  -------------------
                                         2000        1999      2000       1999
                                       -------      ------   -------     ------

        Net income                     $ 3,276      $2,779   $ 5,712     $6,195
        Unrealized gain (loss) on
           marketable securities
           including reclassification
           adjustments                  (1,331)          4    (1,057)       193
                                       -------      ------   -------     ------

        Comprehensive income           $ 1,945      $2,783   $ 4,655     $6,388
                                       =======      ======   =======     ======




                                     PART I

                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




The statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Thus, results actually achieved may differ materially from expected results included in these statements.

1.   Financial Condition
     -------------------

     (a)  General
          -------

     There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1999 to June 30, 2000, the end of the six-month period reported herein.

     (b)  Liquidity and Capital Resources
          -------------------------------

     Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at June 30, 2000 amounted to approximately $4,409,000, with such amount being part of the 2000 construction program, which is expected to be in excess of $27 million. Funds for financing construction expenditures in the six-month period ended June 30, 2000 were generated from internal sources and debt financing. Based on its 2000 construction budget and projected cash flows, the Registrant anticipates cash flows provided by operating activities and cash reserves in 2000 to be sufficient to service long-term debt, to pay dividends and to finance approximately 25% to 50% of capital additions.
     The balance of capital additions will be financed from debt financing available from the Rural Utilities Service. At June 30, 2000, construction work in progress was $9,589,000.

     The Registrant and its subsidiaries have not experienced any difficulty in the past in meeting either long-term or short-term cash commitments. Cash flow generated through regular operations has been adequate to not only finance a significant portion of the capital requirements of the Registrant as discussed above but also to meet principal and interest payments on long-term debt and all working capital requirements. It is anticipated that future long-term interest and principal payments will be made from the same source of internally generated funds.

     (c)  Regulatory/Competition
          ----------------------

     North Pittsburgh is currently under rate-of-return regulation within its intrastate jurisdiction. However, in July of 1998, North Pittsburgh joined with 18 other companies and filed for an alternative form of regulation to replace traditional rate base/rate-of-return regulation. In the filing, North Pittsburgh proposed a price cap plan whereby rates for noncompetitive services are allowed to be increased based on an index that measures general economy wide price increases. Under the proposed plan, services may also be declared competitive and thereby freed from all rate regulation. In return for regulation under the price cap plan, North Pittsburgh has also proposed a network modernization plan. The Pennsylvania Public Utility Commission (PA PUC) entered an Order on January 20, 2000 modifying North Pittsburgh's plan for alternative regulation. On February 4, 2000, North Pittsburgh filed a Petition for Reconsideration seeking clarification and/or modification of the PA PUC's original Order. The PA PUC responded to the Petition for Reconsideration with an Order entered on March 30, 2000 in which it granted, in part, and denied, in part, portions of North Pittsburgh's Petition. North Pittsburgh has accepted the modified Chapter 30 plan, and will begin implementation upon final order of the PA PUC, which is expected sometime during the third quarter of 2000.

     On September 30, 1999, the PA PUC issued an Order dealing with a variety of issues impacting Local Exchange Carriers in Pennsylvania. Referred to as the Global Proceeding, the Order dealt with certain issues that affect North Pittsburgh. Specifically, the Order allowed North Pittsburgh to rebalance and lower access charges in order to prepare North Pittsburgh to meet competition when it is introduced in the North Pittsburgh serving area. The reduction in access charges is being offset by reimbursements from an interim state universal service fund that is funded by all telecommunication providers (excluding wireless) in the state. While a number of parties, including North Pittsburgh, have filed court appeals regarding other issues in the same Order, the rebalancing and lowering of access charges and the implementation of the universal service funding has been completed as of April 1, 2000. Because the rebalancing and reduction of access charges is offset by reimbursement from the fund, North Pittsburgh does not expect any significant impact on operations or revenues in regard to the Global Order regardless of the outcome of the pending court appeals.

     The Federal Communications Commission (FCC) continues to work on Rulemakings that will further spell out the specifics of the Telecommunications Act of 1996 (the 1996 Act). The PA PUC must then finalize its course of action to fully implement the 1996 Act, or to the extent possible and permissible, change the manner in which such regulations are implemented in

     Pennsylvania before the impact on North Pittsburgh, a Rural Telephone Company under the 1996 Act, can be fully understood and measured.
     However, the clear intent of the 1996 Act is to open up the local exchange market to competition. The 1996 Act appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its services at wholesale rates, provide number portability, if feasible, provide dialing parity, provide interconnection to any requesting carrier for the transmission and routing of telephone exchange service and exchange access and provide access to network elements. North Pittsburgh, along with 17 other rural companies in Pennsylvania, has been granted temporary suspensions of the Section 251(b) and (c) interconnection requirements in the 1996 Act. The most recent suspension expires on July 10, 2001 and does not apply to facilities-based competition. On April 19, 2000, AT&T Communications Pennsylvania, Inc. filed for a Certificate of Authority with the PA PUC to provide facilities-based telephone service in the service area of eight (8) telephone companies in Western Pennsylvania, including North Pittsburgh, using the cable TV facilities of AT&T affiliate, TCG Pittsburgh. The application is presently the subject of hearings before the PA PUC and a decision is expected by the fourth quarter of 2000.

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

2.   Results of Operations
     ---------------------

     Total operating revenues increased $4,522,000 (13.0%) in the six-month period ended June 30, 2000 over the comparable period in 1999. This change was due to an increase in local network services of $708,000 (10.6%), and an increase in long distance and access services of $3,799,000 (16.4%). Increased local network service revenues were attributable to customer growth, growth in second lines and expanded penetration of enhanced services. Higher long distance and access service revenues were generally the result of an increase in the number of customers and minutes of use.

     Total operating expenses for the six-month period ended June 30, 2000 increased $6,782,000 (27.7%) over the preceding year. That change was principally the result of an increase in network and other operating expenses of $5,293,000 (34.9%), and an increase in depreciation and amortization of $1,467,000 (22.5%). The increase in network and other operating expenses consisted of an increase in personnel costs due to an expansion of existing business and an increase in personnel and other expenses due to start-up activities of Competitive Local Exchange Carrier and Internet-related services. The increase in depreciation and amortization was the direct result of the growth in fixed assets to serve current and future customer needs. The increase in total operating revenues discussed above coupled with the increase in total operating expenses resulted in net operating revenues being $2,260,000 (22.1%) lower for the six months ended June, 2000 compared to the six months ended June, 1999.

     Interest expense increased $323,000 (32.0%) due to an increased level of debt financing in 2000. Sundry income, net increased $1,891,000 due to a one-time gain on available for sale securities of $2,100,000 (after tax $1,200,000 or $.08 per share). The decrease in net operating revenues for the six-month period ended June 30, 2000, in conjunction with the increase in Sundry income, net, resulted in a decrease of $581,000 (5.6%) in earnings before income taxes.

     Fluctuations in the revenue and expenses for the three-month period ended June 30, 2000, as compared to the same quarterly period in 1999, are generally attributable to the same reasons discussed in the year-to-date comparisons.

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



                                    NORTH PITTSBURGH SYSTEMS, INC.
                                    ________________________________________
                                             (Registrant)


        8/7/2000                    /s/ H. R. Brown
Date____________________            ________________________________________
                                    H. R. Brown, President


        8/7/2000                    /s/ A. P. Kimble
Date____________________            ________________________________________
                                    A. P. Kimble, Vice President & Treasurer

                                    PART II

                               OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------


      (a)   The 2000 Annual Meeting of Shareholders was held on May 19, 2000.

      (b,c) The only matter voted upon at the Annual Meeting was the election of Directors. The vote tabulation in respect to each nominee to serve as Director until the 2001 Annual Meeting of Shareholders shown in the following table:



                                           Number of     Number of
                                             Shares       Shares
                 Name                    Voted in Favor  Withheld
                 ----                    --------------  ---------
              Nominees Elected:
              ----------------
              Harry R. Brown                 11,971,440    715,163
              Dr. Charles E. Cole            12,318,240    368,363
              Allen P. Kimble                12,090,559    596,044
              Stephen G. Kraskin             12,363,705    322,898
              David E. Nelsen                12,360,305    326,298
              Jay L. Sedwick                 12,344,290    342,313
              Charles E. Thomas, Jr.         12,367,205    319,398

              Nominees Not Elected:
              ---------------------
              George J. Steffish, III            12,000          -


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

 (10)      Material Contracts                    Provided in Quarterly Report on
                                                 Form 10-Q for the quarter ended
                                                 September 30, 1999 and
                                                 Incorporated Herein by
                                                 Reference.



Exhibit
Number                  Subject                    Applicability
-------                 -------                    -------------

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

 (22)    Published report regarding matters       Not Applicable
         submitted to a vote of security holders

 (23)    Consents of experts and counsel          Not Applicable

 (24)    Power of attorney                        Not Applicable

 (27)    Financial Data Schedule                  Attached Hereto

 (99)    Additional exhibits                      Not Applicable


      (b) Reports on Form 8-K - No reports on Form 8-K were filed during the
          -------------------
          quarter ended June 30, 2000.