Form 10-Q
period 2000-09-30
NORTH PITTSBURGH SYSTEMS INC
filed 2000-11-02
CIK 764765

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended             September 30, 2000
                                    --------------------------------------------


                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________to_________________________


Commission File Number                      0-13716
                       ---------------------------------------------------------


                        NORTH PITTSBURGH SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Pennsylvania                                 25-1485389
------------------------------           ---------------------------------------
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

                           Common Stock Outstanding
                           ------------------------

At October 24, 2000, the Registrant had 15,005,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                    PART I
                                    ITEM 1
                             FINANCIAL STATEMENTS
                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (Thousands - Except Per Share Amounts)

                                                          For the Three Months        For the Nine Months
                                                            Ended Sept. 30              Ended Sept. 30
                                                          ---------------------     ---------------------
                                                            2000        1999           2000       1999
                                                          ---------   ---------     --------    ---------
Operating revenues:
  Local network services                                    $ 3,862     $ 3,461      $11,257      $10,148
  Long distance and access services                          13,628      11,440       40,538       35,012
  Directory advertising, billing & other services               678         619        2,093        1,992
  Telecommunication equipment sales                             537         738        1,671        2,114
  Other operating revenues                                    1,230       1,144        3,650        3,349
                                                            -------     -------      -------      -------

     Total Operating Revenues                                19,935      17,402       59,209       52,615


Operating expenses:
  Network and other operating expenses                       11,837       8,004       32,274       23,148
  Depreciation and amortization                               4,355       3,502       12,352       10,032
  State and local taxes                                         813         769        2,581        2,339
  Telecommunication equipment expenses                          467         642        1,549        1,901
                                                            -------     -------      -------      -------

     Total Operating Expenses                                17,472      12,917       48,756       37,420
                                                            -------     -------      -------      -------

   Net Operating Revenues                                     2,463       4,485       10,453       15,195

Other expense (income), net:
  Interest expense                                              912         607        2,245        1,616
  Interest income                                              (413)       (242)        (980)        (698)
  Sundry expense (income), net                                 (114)     (1,431)      (2,714)      (2,140)
                                                            -------     -------      -------      -------

                                                                385      (1,066)      (1,449)      (1,222)
                                                            -------     -------      -------      -------

     Earnings before income taxes                             2,078       5,551       11,902       16,417

Income taxes                                                    920       2,272        5,032        6,667
                                                            -------     -------      -------      -------

     Net earnings                                           $ 1,158     $ 3,279      $ 6,870      $ 9,750
                                                            =======     =======      =======      =======


Weighted average common shares outstanding                   15,005      15,005       15,005       15,005
                                                            =======     =======      =======      =======

Basic and diluted earnings per share of
  common stock                                              $   .08     $   .22      $   .46      $   .65
                                                            =======     =======      =======      =======

Dividends per share of common stock                         $   .17     $   .16      $   .50      $   .48
                                                            =======     =======      =======      =======

    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                              (Unaudited)
                                                                Sept. 30     Dec. 31
              ASSETS                                              2000         1999
              ------                                          -----------   --------
Current Assets:
  Cash and temporary investments                                 $ 16,714   $ 12,480
  Marketable securities available for sale                          9,265     17,022

  Accounts receivable:
   Customers, net of allowance for doubtful accounts of
     $340 and $356, respectively                                    5,028      4,975
   Access service settlements and other                             7,839      7,842
  Prepaid expenses                                                    704        614
  Inventories of construction and operating materials and
   supplies                                                         4,395      4,754
  Prepaid taxes                                                       774          -
  Deferred income tax                                                   -        199
                                                                 --------   --------

     Total current assets                                          44,719     47,886
                                                                 --------   --------

Property, plant and equipment:
  Land                                                                475        475
  Buildings                                                        12,732     11,622
  Equipment                                                       177,012    154,061
                                                                 --------   --------

                                                                  190,219    166,158
  Less accumulated depreciation and amortization                  (96,521)   (86,688)
                                                                 --------   --------

                                                                   93,698     79,470
  Construction in progress                                          9,997      8,279
                                                                 --------   --------
     Total property, plant and equipment, net                     103,695     87,749

Investments                                                        10,840      9,615
Deferred financing costs                                              697        764
Prepaid pension cost                                                    -        465
Other assets                                                        1,199      1,313
                                                                 --------   --------

                                                                 $161,150   $147,792
                                                                 ========   ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Current portion of long-term debt                              $  3,425   $  2,629
  Obligation under capital lease                                      734          -
  Accounts payable                                                  6,073      7,086
  Dividend payable                                                  2,551      2,401
  Other accrued liabilities                                         3,642      2,724
  Federal and state income taxes                                        -        305
                                                                 --------   --------

     Total current liabilities                                     16,425     15,145
                                                                 --------   --------

Long-term debt                                                     45,380     38,940
Obligation under capital lease                                      7,329          -
Deferred income taxes                                               9,173      9,526
Accrued pension and postretirement benefits                         5,637      5,122
Other liabilities                                                   1,598      1,812

Shareholders' equity:
  Capital stock/Common stock                                        2,350      2,350
  Capital in excess of par value                                    2,215      2,215
  Retained earnings                                                71,714     72,347
  Less cost of treasury stock (2000 and 1999-35,000 shares)          (508)      (508)
  Accumulated other comprehensive income-unrealized gain
   (loss) on available for sale securities, net                      (163)       843
                                                                 --------   --------

     Total shareholders' equity                                    75,608     77,247
                                                                 --------   --------

                                                                 $161,150   $147,792
                                                                 ========   ========

     See accompanying notes to condensed consolidated financial statements

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

                                                                         For the Nine Months
                                                                            Ended Sept. 30
                                                                         -------------------

                                                                            2000       1999
                                                                          --------   --------
Cash from operating activities:
  Net earnings                                                            $  6,870   $  9,750
  Adjustments to reconcile net earnings to net cash from
   operating activities:

     Depreciation and amortization                                          12,352     10,032
     Gain on sale of marketable securities                                  (2,161)      (352)
     Equity (income) losses of affiliated companies                           (494)      (515)
     Changes in assets and liabilities:
      Accounts receivable                                                      (50)       111
      Inventories of construction and operating materials
       and supplies                                                            359       (555)
      Deferred financing costs, prepaid pension cost
       and other assets                                                        646        367
      Prepaid taxes                                                           (774)      (481)
      Accounts payable                                                      (1,013)       542
      Other accrued liabilities                                                704       (627)
      Accrued pension and postretirement benefits                              515         93
      Federal and state income taxes                                          (305)       370
      Deferred income taxes                                                    560          -
      Other, net                                                               (90)      (250)
                                                                          --------   --------
          Total adjustments                                                 10,249      8,735
                                                                          --------   --------

          Net cash from operating activities                                17,119     18,485
                                                                          --------   --------

Cash used for investing activities:
  Expenditures for property and equipment                                  (19,564)   (20,963)
  Net salvage on retirements                                                   141        199
                                                                          --------   --------

          Net capital additions                                            (19,423)   (20,764)
                                                                          --------   --------

  Purchase of marketable securities available for sale                      (6,580)    (8,398)
  Proceeds from sale of marketable securities available for sale            14,778      7,271
  Investments in affiliated entities                                        (1,003)         -
  Distributions from affiliated entities                                       272        742
                                                                          --------   --------

          Net cash used for investing activities                           (11,956)   (21,149)
                                                                          --------   --------

Cash used for financing activities:
  Cash dividends                                                            (7,353)    (7,052)
  Principal payments under capital lease obligation                           (812)         -
  Retirement of debt                                                        (2,130)    (1,383)
  Proceeds from issuance of new debt                                         9,366      7,409
                                                                          --------   --------

          Net cash used for financing activities                              (929)    (1,026)
                                                                          --------   --------

Net (decrease) increase in cash and temporary investments                    4,234     (3,690)

Cash and temporary investments at beginning of period                       12,480     16,786
                                                                          --------   --------

Cash and temporary investments at end of period                           $ 16,714   $ 13,096
                                                                          ========   ========

Interest paid                                                             $  2,036   $  1,554
                                                                          ========   ========

Income taxes paid                                                         $  6,013   $  6,723
                                                                          ========   ========

Supplemental disclosure of noncash financing activities:

A capital lease obligation of $8,875 was incurred when a subsidiary of the Registrant entered into a lease for new equipment during the Third Quarter of 2000.

    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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


                                    For the Three Months    For the Nine Months
                                       Ended Sept. 30         Ended Sept. 30
                                    ---------------------  ---------------------
                                        2000       1999        2000       1999
                                        ----       ----        ----       ----

     Net income                        $1,158     $3,279     $ 6,870     $9,750
     Unrealized gain (loss) on
      marketable securities
      including reclassification
      adjustments, net of tax              51       (465)     (1,006)      (272)
                                       ------     ------     -------     ------

        Comprehensive income           $1,209     $2,814     $ 5,864     $9,478
                                       ======     ======     =======     ======



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

1.   Financial Condition
     -------------------

     (a)  General
          -------

     There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 1999 to September 30, 2000, the end of the nine-month period reported herein.

     (b)  Liquidity and Capital Resources
          -------------------------------

     Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at September 30, 2000 amounted to approximately $3,770,000, with such amount being part of the 2000 construction program, which is expected to be in excess of $27 million. Funds for financing construction expenditures in the nine-month period ended September 30, 2000 were generated from internal sources and debt financing. Based on its 2000 construction budget and projected cash flows, the Registrant anticipates cash flows provided by operating activities and cash reserves in 2000 to be sufficient to service long-term debt, to pay dividends and to finance approximately 25% to 50% of capital additions. The balance of capital additions will be financed from debt financing available from the Rural Utilities Service. At September 30, 2000, construction work in progress was $9,997,000.

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

     (c)  Regulatory/Competition
          ----------------------

     North Pittsburgh is currently under rate-of-return regulation within its intrastate jurisdiction. However, in July of 1998, North Pittsburgh joined with 18 other companies and filed for an alternative form of regulation to replace traditional rate base/rate-of-return regulation. In the filing, North Pittsburgh proposed a price cap plan whereby rates for noncompetitive services are allowed to be increased based on an index that measures general economy wide price increases. Under the proposed plan, services may also be declared competitive and thereby freed from all rate regulation. In return for regulation under the price cap plan, North Pittsburgh has also proposed a network modernization plan. The Pennsylvania Public Utility Commission (PA PUC) entered an Order on January 20, 2000 modifying North Pittsburgh's plan for alternative regulation. On February 4, 2000, North Pittsburgh filed a Petition for Reconsideration seeking clarification and/or modification of the PA PUC's original Order. The PA PUC responded to the Petition for Reconsideration with an Order entered on March 30, 2000 in which it granted, in part, and denied, in part, portions of North Pittsburgh's Petition. North Pittsburgh is currently endeavoring to finalize a plan consistent with the January 20 and March 30, 2000 orders, and will begin implementation upon final order of the PA PUC, which is expected sometime during the fourth quarter of 2000.

     On September 30, 1999, the PA PUC issued an Order dealing with a variety of issues impacting Local Exchange Carriers in Pennsylvania. Referred to as the Global Proceeding, the Order dealt with certain issues that affect North Pittsburgh. Specifically, the Order allowed North Pittsburgh to rebalance and lower access charges in order to prepare North Pittsburgh to meet competition when it is introduced in the North Pittsburgh serving area. The reduction in access charges is being offset by reimbursements from an interim state universal service fund that is funded by all telecommunication providers (excluding wireless) in the state. While Verizon (formerly Bell Atlantic) has a pending court appeal regarding other issues in the same Order, the rebalancing and lowering of access charges and the implementation of the universal service funding was completed by North Pittsburgh as of April 1, 2000. Because the rebalancing and reduction of access charges is offset by reimbursement from the fund, North Pittsburgh does not expect any significant impact on operations or revenues in regard to the Global Order regardless of the outcome of the pending court appeal.

     The Federal Communications Commission (FCC) continues to work on Rulemakings that will further spell out the specifics of the Telecommunications Act of 1996 (the 1996 Act) as it relates to Rural Telephone Companies. The PA PUC must then finalize its course of action to fully implement the 1996 Act, or to the extent possible and permissible, change the manner in which such regulations are implemented in Pennsylvania before the impact on North Pittsburgh, a Rural Telephone Company under the 1996 Act, can be fully understood and measured. However, the clear intent of the 1996 Act is to open up the telecommunication markets to competition. The 1996 Act appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its local exchange services at wholesale rates, provide number portability, if feasible, provide dialing parity, provide interconnection to any requesting carrier for the transmission and routing of telephone exchange service and exchange access and provide access to network elements. North Pittsburgh, along with 17 other rural companies in Pennsylvania, has been granted a temporary suspension of the Section 251(b) and (c) interconnection requirements in the 1996 Act. The most recent suspension expires on July 10, 2001. On April 19, 2000, AT&T Communications Pennsylvania, Inc. and its affiliate, TCG Pittsburgh filed for a Certificate of Authority with the PA PUC to provide facilities-based competitive local exchange service in the service area of eight (8) telephone companies in Western Pennsylvania, including North Pittsburgh, using cable TV facilities. Following an Administrative Law Judge's decision recommending approval of the application, the application is presently pending final decision by the PA PUC.

     The 1996 Act, FCC and PA PUC regulatory proceedings and the thrust towards a fully competitive marketplace have created some uncertainty in respect to the levels of North Pittsburgh's revenue growth in the future. However, its unique location in a growing commercial/residential suburban traffic corridor to the north of the City of Pittsburgh, its state-of-the-art switching transmission and transport facilities and its extensive fiber network place North Pittsburgh in a solid position to meet competition and minimize any loss of revenues. At the same time, the Registrant through its Penn Telecom, Inc. subsidiary is presently offering competitive local exchange service in the local exchange territories of Verizon and Sprint and presently has almost 9,000 access lines equivalent. In addition, North Pittsburgh continues to make its network flexible and responsive to the needs of its customers to meet competitive threats. New services, access line growth and anticipated usage growth are expected to lessen or offset any reductions in North Pittsburgh's revenue sources.


2.   Results of Operations
     ---------------------

     Total operating revenues increased $6,594,000 (12.5%) in the nine-month period ended September 30, 2000 over the comparable period in 1999. This change was due to an increase in local network services of $1,109,000 (10.9%), and an increase in long distance and access services of $5,526,000 (15.8%). Increased local network service revenues were attributable to customer growth, growth in second lines and expanded penetration of enhanced services. Higher long distance and access service revenues were generally the result of an increase in the number of customers and minutes of use.

     Total operating expenses for the nine-month period ended September 30, 2000 increased $11,336,000 (30.3%) over the preceding year. That change was principally the result of an increase in network and other operating expenses of $9,126,000 (39.4%), and an increase in depreciation and amortization of $2,320,000 (23.1%). The increase in network and other operating expenses consisted of an increase in personnel costs due to an expansion of existing businesses and an increase in personnel and other expenses due to start-up activities of Competitive Local Exchange Carrier and Internet-related services. The increase in depreciation and amortization was the direct result of the growth in fixed assets to serve current and future customer needs. The increase in total operating revenues discussed above coupled with the increase in total operating expenses resulted in net operating revenues being $4,742,000 (31.2%) lower for the nine months ended September, 2000 compared to the nine months ended September, 1999.

     Interest expense increased $629,000 (38.9%) due to an increased level of debt financing in 2000. Sundry income, net increased $574,000 due to a one-time gain on available for sale securities of $2,100,000 (after tax $1,200,000 or $.08 per share) during 2000, offset partially by a one-time gain from a cellular partnership transaction during 1999. The decrease in net operating revenues for the nine-month period ended September 30, 2000, in conjunction with the increase in Sundry income, net, resulted in a decrease of $4,515,000 (27.5%) in earnings before income taxes.

     Fluctuations in the revenue and expenses for the three-month period ended September 30, 2000, as compared to the same quarterly period in 1999, are generally attributable to the same reasons discussed in the year-to-date comparisons.

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

     In December of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The bulletin is effective for the Registrant beginning in the fourth quarter of 2000. The Registrant does not expect this bulletin will have a significant impact on the consolidated financial statements.



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



                                    NORTH PITTSBURGH SYSTEMS, INC.
                                    ----------------------------------------
                                             (Registrant)



Date   November 2, 2000             /s/  H. R. Brown
    ____________________            ________________________________________
                                    H. R. Brown, President



Date   November 2, 2000             /s/  A. P. Kimble
    ____________________            ________________________________________
                                    A. P. Kimble, Vice President & Treasurer

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
              --------

Exhibit
Number                       Subject                           Applicability
-------                      -------                           -------------
 (2)           Plan of acquisition, reorganization,      Not Applicable
               arrangement, liquidation or
               succession

 (3) (i)       Articles of Incorporation                 Provided in Quarterly
                                                         Report on Form 10-Q
                                                         for the quarter ended
                                                         June 30, 1996 and
                                                         Incorporated Herein
                                                         by Reference.

 (3) (ii)      By-Laws                                   Provided in Annual
                                                         Report on Form 10-K
                                                         for the year ended
                                                         December 31, 1998 and
                                                         Incorporated Herein
                                                         by Reference.

 (4)           Instruments defining the rights of        Provided in
               security holders including indentures     Registration of
                                                         Securities of Certain
                                                         Successor Issuers on
                                                         Form 8-B filed on
                                                         June 25, 1985 and
                                                         Incorporated Herein by
                                                         Reference.


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

 (22)          Published report regarding matters        Not Applicable
               submitted to a vote of security holders


 (23)          Consents of experts and counsel           Not Applicable

 (24)          Power of attorney                         Not Applicable

 (27)          Financial Data Schedule                   Attached Hereto

 (99)          Additional exhibits                       Not Applicable

         (b)   Reports on Form 8-K - No reports on Form 8-K were filed during
               -------------------
               the quarter ended September 30, 2000.