Form 10-K405
period 2000-12-31
NORTH PITTSBURGH SYSTEMS INC
filed 2001-03-28
CIK 764765

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2000
                          ------------------------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

Commission File Number                0-13716
                      -------------------------------------------------------

                        North Pittsburgh Systems, Inc.
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Pennsylvania                              25-1485389
----------------------------------         ---------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)


4008 Gibsonia Road, Gibsonia, Pennsylvania              15044-9311
------------------------------------------    ------------------------------
 (Address of Principal Executive Offices)               (Zip Code)


Registrant's telephone number, including area code         724/443-9600
                                                    ------------------------


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

                   Common Stock, par value $.15625 per share
-------------------------------------------------------------------------------
                               (Title of Class)


                    SECTION 13 OR 15(d) FILING REQUIREMENTS
                    ---------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO_____
   -----

                        DISCLOSURE PURSUANT TO ITEM 405
                        -------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES
         -------------------------------------------------------------

Based on the average of the bid and asked prices on March 12, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant is $152,863,000. (Includes 1,501,224 shares beneficially owned by Directors and Officers as a group.)

         OUTSTANDING SHARES OF EACH CLASS OF REGISTRANT'S COMMON STOCK
         -------------------------------------------------------------


               Class                         Outstanding at March 12, 2001
               -----                         -----------------------------

Common Stock, Par Value $.15625 per share           15,005,000 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

The information for Item 10, Directors and Executive Officers of the Registrant;
Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, has been incorporated into Part III of this Form 10-K by reference to Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2000.

                                          (End of cover page)

                                    PART I


Item 1.   Description of Business.
-------   -----------------------

      (a) General Development of Business:
          -------------------------------

      North Pittsburgh Systems, Inc. (the Registrant), organized May 31, 1985, is a holding company and has no operating function. Its predecessor, North Pittsburgh Telephone Company (North Pittsburgh or NPTC), a telephone public utility incorporated in 1906, became a wholly-owned subsidiary of the Registrant on May 31, 1985. Penn Telecom, Inc. (Penn Telecom) became a wholly-owned subsidiary of the Registrant on January 30, 1988. Prior to this date, Penn Telecom was a wholly-owned subsidiary of North Pittsburgh. Penn Telecom is certificated as a Competitive Access Provider (CAP) and a Competitive Local Exchange Carrier (CLEC) and has entered into these businesses. Other principal business activities of Penn Telecom consist of the sale, rental and servicing of telecommunication equipment to end users, the resale of bulk billed message toll services and high capacity intercity facilities. Pinnatech, Inc. (Pinnatech), a wholly-owned subsidiary of the Registrant formed in 1995, provides Internet related services including dial up access, Web design and Web hosting. The Registrant, NPTC, Penn Telecom and Pinnatech operate under the provisions of the Pennsylvania Business Corporation Law. Except for the closing of Pinnatech's Nauticom Sports Network (NSN) discussed in paragraph (c)(1) of Item 7, no significant changes in the mode of conducting business by the Registrant or its subsidiaries have occurred since the beginning of the fiscal year ended December 31, 2000.

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

              Local Network Services.  North Pittsburgh is an independent local
              ----------------------
exchange carrier (ILEC) that furnishes wireline telecommunication services in parts of Allegheny, Armstrong, Butler and Westmoreland Counties. Penn Telecom furnishes local network services throughout Western Pennsylvania as a CLEC.
Both North Pittsburgh and Penn Telecom are subject to the jurisdiction of the Pennsylvania Public Utility Commission (PA PUC) under the provisions of the Pennsylvania Public Utility Code which confers upon that Commission broad powers of supervision and regulation over public utilities with respect to service and facilities, rates and charges, securities, the encumbering or disposition of public utility properties, accounting and various other matters.

              The federal Telecommunication Act of 1996 (the 1996 Act) prohibits state legislative or regulatory restrictions or barriers to entry regarding the provision of local telephone service. It also requires most incumbent local exchange carriers to interconnect with the networks of other telecommunications carriers, unbundle their services into network elements, offer their telecommunications services at wholesale rates to allow the resale of such services and allow other telecommunications carriers to locate equipment on their premises. Local exchange telephone carriers are also required to compensate each other for the transport and termination of calls.

              North Pittsburgh's wireline operations are considered Rural under the 1996 Act and are exempt from certain of the foregoing obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. North Pittsburgh along with 17 other rural companies in Pennsylvania was granted a temporary suspension to July 10, 2001 of the interconnection requirements in the 1996 Act applicable to incumbent local exchange carriers. North Pittsburgh and other rural telephone companies recently filed a petition with the PA PUC seeking a further extension of the suspension until July 10, 2002. A decision by the PA PUC on the suspension extension is expected in the second quarter of 2001.

              Historically, North Pittsburgh's wireline operations have not experienced significant competition in its franchised service area. However, as a result of the passage of the 1996 Act, North Pittsburgh's local wireline operations are experiencing increased competition from various sources, including, but not limited to, resellers of their local exchange services, large end users installing their own networks, Interexchange Carriers (IXCs), satellite transmission services, cellular communications providers, cable television companies, radio-based personal communications companies, CAPs and other systems capable of completely or partially bypassing local telephone facilities. North Pittsburgh cannot predict the specific effects of competition on its local telephone business, but is intent on taking advantage of the various opportunities that competition should provide. North Pittsburgh is currently addressing potential competition by focusing on improved customer satisfaction, reducing costs, increasing efficiency, restructuring rates and examining new product offerings and new markets for entry.

              At the same time, Penn Telecom is actively expanding its CLEC operations outside of North Pittsburgh's service territory with customers having been added in Verizon's (formerly Bell Atlantic) and Sprint's traditional service territories.

              Toll and Access Services. North Pittsburgh and Penn Telecom
              ------------------------
furnish Long Distance Toll Services to their customers through company-owned facilities and facilities leased from other telecommunications companies. North Pittsburgh and Penn Telecom also provide other local and interexchange carriers with the use of their local networks to complete long distance calls. North Pittsburgh and Penn Telecom also provide facilities for private line services commonly referred to as special access services. Special access services are typically non-switched services used to transport data between customer locations. Charges for toll and access services are filed in tariffs with the PA PUC and Federal Communications Commission (FCC).

              Access charges concerning interstate services are regulated by the FCC. On January 5, 2001, the FCC released a Notice of Proposed Rulemaking regarding a combined universal service and access reform proposal that would be applicable to incumbent local exchange carriers such as North Pittsburgh, which are currently regulated under rate-of-return (ROR). The proposed rules would allow a gradual and optional transition from ROR regulation to an incentive-based form of regulation over a five-year period. The goal of the plan is to accommodate the vast differences in size and competitive market threat experienced by rural companies while providing service and rate comparability between rural and urban areas. Because the final disposition of the proposed rulemaking is uncertain at this time, North Pittsburgh is unable to determine the final effect it will have on its operations and revenues.

              Until recently, North Pittsburgh was under ROR regulation within the intrastate jurisdiction. However, in July of 1998, North Pittsburgh joined with 18 other companies and filed for an alternative form of regulation to replace traditional rate base/rate-of-return regulation. In the filing, North Pittsburgh proposed a price cap plan whereby rates for noncompetitive services are allowed to be increased based on an index that measures general economy wide price increases. Under the proposed plan, services might also be declared competitive and thereby freed from all rate regulation. In return for regulation under the price cap plan, North Pittsburgh also proposed a network modernization plan. The PA PUC entered a final Order on December 21, 2000 approving, with some modifications, including a productivity offset, North Pittsburgh's proposed Chapter 30 Price Cap Plan. On January 22, 2001, North Pittsburgh accepted the modifications proposed by the PA PUC and filed a revised plan. While there is no immediate impact to North Pittsburgh's operations and revenues under the price cap plan, it is North Pittsburgh's view that the plan as approved will aid North Pittsburgh in meeting competition in the future. Various parties to the proceeding have filed exceptions still seeking minor modifications in the final plan which exceptions remain pending.

              On September 30, 1999, the PA PUC issued an Order dealing with a variety of issues impacting Local Exchange Carriers in Pennsylvania. Referred to as the Global Proceeding, the Order dealt with certain issues that affected North Pittsburgh. Specifically, the Order allowed North Pittsburgh to rebalance and lower access charges in order to prepare North Pittsburgh to meet competition in its serving area. The reduction in access charges was offset by reimbursements from an interim state universal service fund that is funded by all telecommunication providers (excluding wireless) in the state. Because the rebalancing and reduction of access charges was offset by reimbursement from the fund, North Pittsburgh has not experienced any significant impact on operations or revenues in regard to the Global Order. The PA PUC, in the Global Order, indicated that it will commence another proceeding on or after January 2, 2001 to examine further changes to the universal service fund and possible additional access charge reform.

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

                Directory Advertising, Billing and Other Services. North
                -------------------------------------------------
Pittsburgh receives revenues from the sale of advertising space in telephone directories and from billing and collection activities. Directory Advertising is subject to competition from a number of sources and, to date, efforts to meet such competition have been successful. Billing and collection services are provided to various IXCs, including Penn Telecom.

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

                North Pittsburgh, Centennial Cellular Telephone Company of Lawrence (Centennial) and Venus Cellular Telephone Company, Inc. (Venus) are Limited Partners, each with a partnership interest of 14.29 percent, and ALLTEL Communications, Inc. (Alltel), successor to 360(degrees) Communications Inc., is the General Partner with a partnership interest of 57.13 percent in Pennsylvania RSA 6(I) Limited Partnership, which provides Cellular Service in a Rural Service Area (RSA) consisting of Clarion and Lawrence Counties and the Northern portions of Armstrong and Butler Counties. Alltel's proposed sale of its general partnership interest to Verizon Wireless is presently in litigation with Venus attempting to exercise a right of first refusal for the purchase of Alltel's entire interest. Earlier, North Pittsburgh and Centennial had declined to exercise their rights of first refusal.

                North Pittsburgh and Venus are Limited Partners with partnership interests of 23.67 and 16.67 percent, respectively, and Cellco Partnership, d.b.a. Bell Atlantic Mobile, is the General Partner with a partnership interest of 59.66 percent in Pennsylvania RSA 6(II) Limited Partnership which provides Cellular Service in a RSA consisting of the Southern portions of Armstrong and Butler Counties. In September of 2000, Centennial, a former

Limited Partner, sold its 14.29 percent partnership interest in a proportionate manner to North Pittsburgh, Venus and Cellco Partnership. North Pittsburgh paid $1,003,000 for an additional 3.38 percent partnership interest, which increased its overall partnership interest from 20.29 percent to 23.67 percent.

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

                 Internet Access and Services. Pinnatech provides dial up and
                 ----------------------------
dedicated Internet access to business and residential customers in Western Pennsylvania. Pinnatech also provides virtual hosting services, high speed Internet connectivity using Digital Subscriber Line (DSL) circuits, frame relay and Asynchronous Transfer Mode (ATM) technologies. Pinnatech provides web page design and creation along with e-commerce enabling technologies to customers.

          (iii)  Status of New Products.
                 ----------------------

                 As mentioned in this section in the prior year, Pinnatech had begun to provide streaming media broadcasts of sporting events through its NSN division. In the fourth quarter of 2000, the Registrant decided to close the NSN. The shutdown of the NSN and its associated restructuring expenses are fully discussed under paragraph (c)(1) of Item 7.

                 With the exception of matters related to the NSN, the Registrant and its subsidiaries have not made public any information concerning new products or services that would require the investment of a material amount of the assets of the Registrant or that otherwise would be material.

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

          (v)    Certificates, Franchises, Etc. and Licenses.
                 -------------------------------------------

                 North Pittsburgh holds valid, continuing and subsisting rights, certificates, franchises, licenses (other than those mentioned in the following paragraph) and renewable permits adequate for the conduct of its business in the territory it serves, none of which contain any burdensome restrictions.
However, see Local Network Services under paragraph (c)(1)(i) of this Item 1 concerning, inter alia, the impact of the 1996 Act.
            ----- ----

          A renewal license application was filed on February 13, 2001 with the FCC for the continued operation by North Pittsburgh of a private operational telephone maintenance radio service station (WIK 838 will expire, after renewal, on March 20, 2011) and a non-commercial private license for its own maintenance radio service and other purposes (call sign WPCD 845 expiring on April 29, 2003). North Pittsburgh has not encountered in the past, nor does it anticipate in the future, any difficulty in renewing these FCC licenses.

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

          (xiv)  Employees.
                 ---------

                 At December 31, 2000, the Registrant, through all of its subsidiaries, employed 431 persons.

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

      From January 1, 1996 to December 31, 2000, the Registrant made gross property additions of approximately $103,018,000 (which is about 51.0% of the original cost of the present telephone plant) and property retirements of approximately $9,860,000. The Registrant's 2001 construction program, subject to adjustment for economic conditions, postponements of housing developments, etc. is projected to be in excess of $18 million and will permit expansion or improvement of the Registrant's telecommunications services.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

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

Executive Officers of the Registrant:
------------------------------------

                                                                      Positions and Offices
  Name and Business Experience                         Age       with Registrant (1), (2) & (3)
  ----------------------------                         ---       ------------------------------
Charles E. Thomas, Jr.                                 58           Chairman, Board of
  Registrant and North Pittsburgh                                         Directors
  Telephone Company:  Chairman of the
  Board of Directors since 1998;
  Director since 1993; Partner in the law
  firm of Thomas, Thomas, Armstrong &
  Niesen, Harrisburg, PA, which is
  retained as general counsel to the
  Registrant since the formation of this
  firm in 1991; Partner in the law firm of
  Thomas & Thomas from 1977 to 1990.

Harry R. Brown                                         64           Director and President
  Registrant:  Director since 1989; President
  since 1998; Vice President from 1992 to
  1998. North Pittsburgh Telephone Company:
  Director since 1989; President and General
  Manager since 1998; Vice President -
  Operations from 1987 to 1998; Assistant
  Vice President - Operations from 1986 to
  1987; Network Engineering Manager from
  1984 to 1986; Equipment Supervisor from
  1975 to 1984.

                                                                      Positions and Offices
  Name and Business Experience                         Age       with Registrant (1), (2) & (3)
  ----------------------------                         ---       ------------------------------
Allen P. Kimble                                        54           Director, Vice President
  Registrant:  Director since 1998; Vice                            and Treasurer
  President since 1989; Treasurer since
  incorporation in 1985; Secretary from
  1993 to 1998.  North Pittsburgh
  Telephone Company:  Director since
  1998; Vice President since 1989;
  Treasurer since 1979; Secretary from
  1993 to 1998; Assistant Vice President
  from 1987 to 1989; Assistant Secretary
  from 1977 to 1993.

N. William Barthlow                                    46           Vice President and
  Registrant:  Vice President since 1994;                           Secretary
  Secretary since 1998; Assistant
  Secretary from 1993 to 1998; Assistant
  Vice President from 1990 to 1994.  North
  Pittsburgh Telephone Company:  Vice
  President - Marketing and Revenues
  since 1994; Secretary since 1998; Assistant
  Secretary from 1993 to 1998; Assistant Vice
  President - Revenue Requirements from
  1989 to 1994; Revenue Requirements
  Manager from 1987 to 1989.

Kevin J. Albaugh                                       49           Vice President
  Registrant:  Vice President since
  1999.  North Pittsburgh Telephone Company:
  Vice President - Regulatory Affairs since
  1999; Manager and Assistant
  Vice    President - Revenues from 1997 to
  1998; Revenue Requirements Supervisor
  from 1993 to 1997.

                                                                      Positions and Offices
  Name and Business Experience                         Age       with Registrant (1), (2) & (3)
  ----------------------------                         ---       ------------------------------
Frank A. Macefe                                        52           Vice President
  Registrant:  Vice President since
  1999.  North Pittsburgh Telephone Company:
  Vice President - Sales since
  1999; Assistant Vice President - Marketing
  from 1989 to 1998; Marketing Manager from
  1979 to 1989; Marketing Supervisor from
  1978 to 1979.

Albert W. Weigand                                      42           Vice President
  Registrant:  Vice President since
  1999.  North Pittsburgh Telephone Company:
  Vice President - Operations since
  1999; Assistant Vice President - Operations
  from 1997 to 1998; Sr. Planning Engineer
  from 1995 to 1997; Planning Engineer from
  1986 to 1995; Customer Equipment Supervisor
  from 1984 to 1986; Customer Equipment
  Engineer from 1979 to 1984.

(1)  Directors.  Messrs. Thomas, Brown and Kimble were elected as Directors at
     ---------
     the 2000 Annual Meeting of Shareholders held May 19, 2000 to serve until the 2001 Annual Meeting of Shareholders. Messrs. Thomas, Brown and Kimble will be nominees for reelection as Directors at the Annual Meeting of Shareholders to be held May 18, 2001.

(2)  Officers.  All of the foregoing officers were elected to their respective
     --------
     offices at a Board of Directors' Organizational Meeting which followed the May 19, 2000 Annual Meeting of Shareholders. In September, 1999, the Registrant entered into executive employment agreements with each of its executive officers, except Mr. Thomas, which, inter alia, specify the
                                                   ----- ----
     offices and duties for each executive.

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

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholders
------    --------------------------------------------------------------
Matters.
-------

     (a)  Market Information:
          ------------------


     The Registrant's Common Stock is registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 and, effective January 10, 1997, the Registrant's Common Stock commenced trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the Symbol `NPSI'. Prior thereto, the stock was not listed on any Stock Exchange and was considered as being traded on the OTC (Over-the-Counter) market. The Nasdaq High and Low sales prices for the Registrant's Common Stock for each quarter of 2000 and 1999 are listed below:

                         2000     2000     1999     1999
                         High      Low     High      Low
                         ----     ----     ----     ----

     First Quarter     $15.063  $12.563  $14.000  $12.063
     Second Quarter     14.750   11.750   17.063   12.750
     Third Quarter      14.750   12.250   18.500   12.969
     Fourth Quarter     14.250   10.563   19.250   14.563

     (b) Approximate Number of Holders of Common Stock:
         ---------------------------------------------

     Calculated on the basis of the number of shareholder accounts, the Registrant had approximately 2,767 common shareholders on March 12, 2001.

     (c) Common Stock Dividends:
         ----------------------

     Cash dividends declared per share by the Registrant on the outstanding shares of Common Stock in 2000 and 1999 were as follows:

                                       2000      1999
                                       ----      ----

          First Quarter               $  .16    $  .16
          Second Quarter                 .17       .16
          Third Quarter                  .17       .16
          Fourth Quarter                 .17       .16
                                      ------    ------

                                      $  .67    $  .64
                                      ======    ======

     (d) Sale of Equity Securities:
         -------------------------

     There were no sales of equity securities by the Registrant during the twelve months ended December 31, 2000.


Item 6.   Selected Financial Data (Amounts in Thousands Except Per Share Data).
------    --------------------------------------------------------------------

     The following summary of Selected Financial Data for the years 2000 - 1996 should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

                                   2000      1999       1998       1997      1996
                                   ----      ----       ----       ----      ----
Operating revenues              $ 79,021   $ 70,888   $ 66,375   $ 65,554   $59,933
Operating expenses                66,176     51,344     44,377     44,090    40,349
                                --------   --------   --------   --------   -------
  Net operating revenues          12,845     19,544     21,998     21,464    19,584
Interest expense                  (3,140)    (2,263)    (1,884)    (1,710)   (1,549)
Interest income                    1,367        976      1,308        608       764
Sundry income, net                 2,825      3,261      2,360      1,493       840
Net gain on sale of
  investment*                          -          -          -     14,516         -
                                --------   --------   --------   --------   -------
Earnings before income
  taxes                           13,897     21,518     23,782     36,371    19,639
Income tax expense                 6,008      8,833      9,264     14,186     7,909
                                --------   --------   --------   --------   -------
Net earnings                    $  7,889   $ 12,685   $ 14,518   $ 22,185   $11,730
                                ========   ========   ========   ========   =======
Average common shares
  outstanding                     15,005     15,005     15,005     15,019    15,040
                                ========   ========   ========   ========   =======
Basic and diluted earnings
  per share                         $.53       $.85       $.97      $1.48      $.78
                                ========   ========   ========   ========   =======
Dividends declared per share
  of Common Stock                   $.67       $.64       $.65       $.56      $.52
                                ========   ========   ========   ========   =======
Total assets                    $160,954   $147,792   $135,315   $127,833   $99,523
                                ========   ========   ========   ========   =======
Long-term debt                  $ 45,377   $ 38,940   $ 32,196   $ 27,037   $21,311
                                ========   ========   ========   ========   =======
Long-term obligations under
  capital lease                 $  7,137      $-         $-         $-        $-
                                ========   ========   ========   ========   =======

*Net gain on sale of investment in 1997 was a result of a gain recognized in conjunction with the sale of the Registrant's investment in the common stock of Conquest Telecommunications Services Corporation.

Item 7.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations (Amounts in Thousands).
          --------------------------------------------

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this annual report is forward-looking, such as information relating to the effects of regulation and competition. Such forward-looking statements are based on the estimates and assumptions of management and are subject to risks and uncertainties. The Registrant's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements.

          (a) Results of Operations.
              ---------------------

          Net earnings for 2000 were $7,889, or $.53 per share compared to net earnings of $12,685 or $.85 per share for 1999 and $14,518 or $.97 per share for 1998. These fluctuations were attributable to the following factors:

              (1) Operating Revenues.
                  ------------------

                  2000/1999
                  ---------

                  Total operating revenues increased $8,133 (11.5%) during 2000. This increase was primarily the result of increases in local network services of $1,667 (12.1%), long distance and access services of $6,645 (14.1%) and other operating revenues of $624 (14.5%), offset partially by a decrease in telecommunication equipment sales of $865 (29.0%). Increased local network service revenues were attributable to customer growth for both the ILEC and CLEC, growth in second lines and expanded penetration of enhanced services. Higher long distance and access services were attributable to an increase in the number of customers and minutes of use for both the ILEC and CLEC, an increase in both wholesale and retail DSL lines, and an increase in high capacity circuits sold. The increase in other operating revenues was primarily due to the growth of Internet access customers. Telecommunication equipment sales decreased as a result of less key system, private branch exchange and additional equipment sales.

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

              (2) Operating Expenses and Net Revenues.
                  -----------------------------------

                  2000/1999
                  ---------

                  Total operating expenses for 2000 increased $14,832 (28.9%) over the preceding year. The change was primarily the result of increases in network and other operating expenses of $12,342 (38.7%) and depreciation and amortization expenses of $3,063 (22.4%), offset partially by a decrease in telecommunication equipment expenses of $626 (24.0%). The increase in network and other operating expenses was due to several factors. First, there was an increase in personnel and operating costs due to an expansion of the existing ILEC business to service the needs of its territory which is located within a growing commercial and residential market. CLEC operating expenses also grew larger with an increase in personnel and other expenses due to start-up activities associated with the growth of the CLEC in its foothold north of the city of Pittsburgh as well as an expansion into the city of Pittsburgh and all surrounding areas. This expansion was facilitated through the implementation of a long-term strategic relationship with an electric utility to lease fiber optic loops throughout the entire Pittsburgh region. The operating expense of Pinnatech also increased as a result of the expansion in its Internet-related activities and attempted expansion of its NSN. The NSN was closed in the fourth quarter of 2000 (as discussed in more detail in paragraph (c)(1) of this section), resulting in a pre-tax restructuring charge of $972 in network and other operating expenses. Finally, advertising expense increased approximately $2 million from 1999 to promote the expansion efforts described above for all companies of the Registrant and contributed to the overall revenue growth of $8,133 (11.5%) in 2000 as compared to revenue growth of $4,513 (6.8%) in 1999.

                  The growth in depreciation and amortization expenses of $3,063 (22.4%) was the direct result of the growth in fixed assets to service current and future customer needs. The Registrant has made gross property additions of $103 million over the past five years to implement state-of-the-art switching transmission and transport facilities, an extensive fiber network, broadband capability via DSL technology to 96% of North Pittsburgh's lines and to support the build-out of the CLEC operations.

                  The decrease in telecommunication and equipment expenses of $626 (24.0%) was a direct result of the decrease in telecommunication equipment sales of 29.0%. Overall, the increase in total operating revenues of $8,133 discussed above, coupled with the increase in total operating expenses of $14,832, resulted in a 34.3% decrease in net operating revenues in 2000 as compared to 1999.

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

              (3) Other Items.
                  -----------

                  2000/1999
                  ---------

                  Interest expense increased in 2000 due to increased debt borrowings. Interest income increased $391 in 2000 primarily due to increased investments in temporary fixed investments as opposed to equity securities. The net decrease in sundry income of $436 was primarily due to one-time gains recorded in 1999 from a cellular partnership transaction and the sale of North Pittsburgh's remaining pay phone business, offset in part by higher realized gains on the sale of available for sale securities in 2000.

                  1999/1998
                  ---------

                  Interest expense increased in 1999 due to increased debt borrowings. Interest income decreased $332 in 1999 primarily due to decreased levels of temporary fixed investments. The net increase in Sundry income of $901 was primarily due to receipts from a one-time insurance settlement in 1998 and a decrease in cellular partnership income from 1998 to 1999, offset by net realized gains on available for sale securities, one-time gains from a cellular partnership transaction recorded in the third quarter of 1999 and the sale of North Pittsburgh's remaining pay phone business in the fourth quarter of 1999.

          (b) Liquidity and Capital Resources.
              -------------------------------

                                                               December 31,
                                                             2000       1999
                                                           --------   --------
     Cash and temporary investments                        $ 19,240   $ 12,480
     Working capital                                       $ 26,569   $ 32,741
     Long-term debt (including current maturities)         $ 48,896   $ 41,569

          Cash and temporary investments were $19,240 at December 31, 2000 as compared to $12,480 at December 31, 1999. The increase is due to the strong cash flows from operations of $22,632 as well as the liquidation of available for sale securities throughout the year, with the proceeds being reinvested into temporary investments. These temporary excess funds are invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, etc. Management expects to continue the investment of such excess funds in 2001, which should enable the Registrant to satisfactorily meet all short-term obligations.

          Working capital was $26,569 at December 31, 2000 as compared to $32,741 at December 31, 1999. The decrease in working capital is a result of the Registrant continuing to finance over 50% of capital additions and all dividend payments through internally generated cash, the start-up costs involved in the development and expansion of the CLEC business and the NSN in the current year, and restructuring costs involved in the eventual shut-down of the NSN in the fourth quarter of 2000.

          The increase in long-term debt is a result of $10,309 of funds advanced to finance capital additions, offset by the scheduled $2,982 of principal repayments in 2000. In 1996, North Pittsburgh was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the Rural Utilities Service in the maximum principal amount of $75 million. The maximum principal amount will be advanced periodically over a five-year period, which began on January 2, 1997, for the purpose of furnishing or improving telephone service in rural areas. All advances have a maturity date of December 31, 2012. The total amount outstanding at December 31, 2000 to the FFB under this loan was $30,533. In addition, North Pittsburgh has principal payments outstanding of $18,363 at December 31, 2000 from loan advances made from 1977 through 1987 from the Rural Telephone Bank (RTB). The advances from the RTB have maturity dates ranging from 2009 through 2019. Principal payments required over the next five years calculated on the outstanding indebtedness under both loans at December 31, 2000 are: $3,519 in 2001; $3,584 in 2002; $3,653 in 2003; $3,727 in 2004;
and $3,806 in 2005.

          The notes payable to the RTB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the property, plant and equipment of North Pittsburgh are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital and net worth levels are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholders or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, $1,080 of North Pittsburgh's retained earnings were available for dividends to the Registrant as of December 31, 2000. Taking into consideration the North Pittsburgh restrictions, consolidated retained earnings of the Registrant of approximately $23,206 were available for dividends and other distributions to shareholders as of December 31, 2000.

          North Pittsburgh established a line of credit in 1994 in the amount of $10 million with the Rural Telephone Finance Cooperative that is available for general business purposes. No borrowings have taken place against the line of credit.

          Capital expenditure commitments for the purchase and installation of new equipment at December 31, 2000 amounted to approximately $4.1 million, with such amount being part of the 2001 construction program, which is projected to be in excess of $18 million. Management expects cash flows provided by operating activities and cash reserves in 2001 to be sufficient to service long-term debt, to pay dividends and to finance approximately 40% to 60% of capital additions. The balance of capital additions will be financed from new borrowings. It is anticipated that future payments for long-term debt service will be made from the same sources of internally generated funds. With North Pittsburgh's current loan advancement period from the FFB expiring on January 1, 2002, capital additions beyond 2001 are anticipated to be 100% internally financed, unless alternative external financing arrangements are made. The Registrant does not anticipate any difficulties in securing additional long-term financing under terms similar to its existing agreement in order to meet future business conditions.

          (c) Other Information.
              -----------------

              (1) NSN Restructuring.
                  -----------------

              In the fourth quarter of 2000, the Registrant shutdown the NSN. The sports network division of Pinnatech had been providing broadcasts of high school and small college sporting events as well as other sports programming. During 2000, the NSN had expanded its coverage from Western Pennsylvania into several other states. Although the growth in the popularity of the site and concept met management's expectations, the revenue generating model, based mostly on advertising revenues, failed to support the projected level of continued capital investment and operating expenses.

              A pretax charge of $972 was recorded in network and other operating expenses to cover the restructuring costs associated with the shutdown of the NSN. The total charges reduced net income by $632.

              The business restructuring charge of $972 included restructuring liabilities of $671 and asset impairments of $301. The restructuring liabilities consisted of $432 for employee severance payments and related taxes for 30 people who were involuntarily terminated, $122 for future operating lease expense associated with a leased facility under contract which will no longer be used and $117 for other charges associated with the restructuring. As of December 31, 2000, all employees had been terminated and all severance payments and related taxes had been paid.

              (2) Inflation and Changing Prices.
                  -----------------------------

              During the three most recent fiscal years, inflation and changing prices did not have a significant impact on net sales and on income from continuing operations.

              (3) Regulatory Assets.
                  -----------------

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

              (4) Alternative Form of Regulation Petition.
                  ---------------------------------------

              Access charges concerning interstate services are regulated by the FCC. On January 5, 2001, the FCC released a Notice of Proposed Rulemaking regarding a combined universal service and access reform proposal that would be applicable to incumbent local exchange carriers such as North Pittsburgh, which are currently regulated under rate-of-return (ROR). The proposed rules would allow a gradual and optional transition from ROR regulation to an incentive-based form of regulation over a five-year period. The goal of the plan is to accommodate the vast differences in size and competitive market threat experienced by rural companies while providing service and rate comparability between rural and urban areas. Because the final disposition of the proposed rulemaking is uncertain at this time, North Pittsburgh is unable to determine the final effect it will have on its operations and revenues.

              Until recently, North Pittsburgh was under ROR regulation within the intrastate jurisdiction. However, in July of 1998, North Pittsburgh joined with 18 other companies and filed for an alternative form of regulation to replace traditional rate base/rate-of-return regulation. In the filing, North Pittsburgh proposed a price cap plan whereby rates for noncompetitive services are allowed to be increased based on an index that measures general economy wide price increases. Under the proposed plan, services might also be declared competitive and thereby freed from all rate regulation. In return for regulation under the price cap plan, North Pittsburgh also proposed a network modernization plan. The PA PUC entered a final Order on December 21, 2000 approving, with some modifications, including a productivity offset, North Pittsburgh's proposed Chapter 30 Price Cap Plan. On January 22, 2001, North Pittsburgh accepted the modifications proposed by the PA PUC and filed a final revised plan. While there is no immediate impact to North Pittsburgh's operations and revenues under the price cap plan, it is North Pittsburgh's view that the plan as approved will aid North Pittsburgh in meeting competition in the future. Various parties to the proceeding have filed exceptions still seeking minor modifications in the final plan which exceptions remain pending.

              (5) Federal and State Regulatory Proceedings.
                  ----------------------------------------

              The FCC continues to work on Rulemakings that will further spell out the specifics of the Telecommunications Act of 1996 (the 1996 Act). The PA PUC must then finalize its course of action to fully implement the 1996 Act, or to the extent possible and permissible, change the manner in which such regulations are implemented in Pennsylvania before the impact on North Pittsburgh, a Rural Telephone Company under the 1996 Act, can be fully understood and measured. However, the clear intent of the 1996 Act is to open up the local exchange market to competition. The 1996 Act appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its services at wholesale rates, provide number portability, if feasible, provide dialing parity, provide interconnection to any requesting carrier for the transmission and routing of telephone exchange service and exchange access and provide access to network elements. North Pittsburgh along with 17 other rural companies in Pennsylvania was granted a temporary suspension of the interconnection requirements in the 1996 Act that expires on July 10, 2001. North Pittsburgh recently filed a petition seeking a further extension of the suspension until July 10, 2002. A decision by the PA PUC on the suspension extension is expected in the second quarter of 2001.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
-------   ---------------------------------------------------------


          The Registrant's exposure to market risk for changes in interest rates relates primarily to the Registrant's debt securities investment portfolio and long-term debt obligations. The Registrant does not use derivative financial instruments in its investment portfolio. The Registrant places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure from any one issuer. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. As of December 31, 2000, the Registrant has available for sale debt securities of $4,940 with an average interest rate of 6.13%. The Registrant has no cash flow exposure due to rate changes for long-term debt obligations as all obligations contain fixed rates. As of December 31, 2000, the Registrant has debt obligations of $48,896 with an average rate of 5.89%. Based on borrowing rates currently available to the Registrant for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 2000 is $41,431. The Registrant primarily enters into debt obligations to support capital expenditures.

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

                                    PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------   ---------------------------------------------------------------

          (a) The following documents of the Registrant and its subsidiaries are filed as part of this report:

          1.  Financial Statements:
              --------------------

              Consolidated Balance Sheets as of December 31, 2000 and 1999

              Consolidated Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998

              Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998

              Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

              Notes to Consolidated Financial Statements

          2.  Financial Statement Schedules:
              -----------------------------

              Condensed Financial Information of Registrant for the Years Ended December 31, 2000, 1999 and 1998

              All schedules other than those listed above have been omitted because the information is either not required or is set forth in the financial statements or notes thereto.

          3.  Exhibits:
              ---------

              The Exhibit Index for Annual Reports on Form 10-K and the applicable Exhibits for this report may be found under the caption OTHER INFORMATION, which follows the signature pages.

          (b) Reports on Form 8-K.  No reports on Form 8-K were filed during the
              -------------------
quarter ended December 31, 2000.

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

                       December 31, 2000, 1999 and 1998

                  (With Independent Auditors' Report Thereon)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                               Table of Contents

                                                                           Page
Independent Auditors' Report                                                1

Consolidated Financial Statements:
 Consolidated Balance Sheets as of December 31, 2000 and 1999               2
 Consolidated Statements of Earnings for the Years Ended
   December 31, 2000, 1999 and 1998                                         4
 Consolidated Statements of Shareholders' Equity and Comprehensive
   Income for the Years Ended December 31, 2000, 1999 and 1998              5
 Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998                                         7
 Notes to Consolidated Financial Statements                                 9

Consolidated Financial Statement Schedule:

I Condensed Financial Information of Registrant for the
 Years Ended December 31, 2000, 1999 and 1998                               24

                         Independent Auditors' Report

The Board of Directors
North Pittsburgh Systems, Inc.:

We have audited the consolidated financial statements of North Pittsburgh Systems, Inc. and subsidiaries (the Company) as listed in the accompanying table of contents. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying table of contents. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Pittsburgh Systems, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 26, 2001

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 2000 and 1999

                 (Amounts in Thousands, Except Per Share Data)

                                                                                  2000                1999
                                                                            ----------------    ----------------
                            Assets
Current assets:
    Cash and temporary investments                                          $         19,240              12,480
    Marketable securities available for sale (note 2)                                  5,026              17,022
    Accounts receivable:
       Customers, net of allowance for doubtful accounts
          of $559 and $356, respectively                                               5,077               4,975
       Access service settlements and other                                            8,159               7,842
    Prepaid expenses                                                                     462                 614
    Inventories of construction and operating
       materials and supplies                                                          4,783               4,754
    Federal and state income taxes (note 7)                                               16                 --
    Deferred income taxes (note 7)                                                       933                 199
                                                                            ----------------    ----------------
                   Total current assets                                               43,696              47,886
Property, plant and equipment (note 4):
    Land                                                                                 475                 475
    Buildings                                                                         13,071              11,622
    Equipment                                                                        173,293             154,061
    Assets held under capital lease                                                    8,875                  --
                                                                            ----------------    ----------------
                                                                                     195,714             166,158

       Less accumulated depreciation and amortization                                 99,176              86,688
                                                                            ----------------    ----------------
                                                                                      96,538              79,470
    Construction-in-progress                                                           7,540               8,279
                                                                            ----------------    ----------------
                   Total property, plant and equipment, net                          104,078              87,749

Investments (note 3)                                                                  11,170               9,615
Deferred financing cost                                                                  675                 764
Prepaid pension cost (note 6)                                                             --                 465
Other assets                                                                           1,335               1,313
                                                                            ----------------    ----------------
                                                                            $        160,954             147,792
                                                                            ================    ================

                                       2                             (Continued)

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 2000 and 1999

                 (Amounts in Thousands, Except Per Share Data)

                 Liabilities and Shareholders' Equity                          2000                1999
                                                                           -------------       -------------
Current liabilities:
    Current portion of long-term debt (note 4)                             $       3,519               2,629
    Obligation under capital lease (note 5)                                          747                  --
    Accounts payable                                                               6,992               7,086
    Dividend payable                                                               2,551               2,401
    Other accrued liabilities                                                      3,318               2,724
    Federal and state income taxes (note 7)                                           --                 305
                                                                           -------------       -------------
                   Total current liabilities                                      17,127              15,145

Long-term debt (note 4)                                                           45,377              38,940

Obligation under capital lease (note 5)                                            7,137                  --
Deferred income taxes (note 7)                                                     9,645               9,526
Accrued pension and postretirement benefits (note 6)                               5,781               5,122
Other liabilities                                                                  1,693               1,812

Shareholders' equity:
    Capital stock - common stock, par value $.15625;
       authorized 50,000 shares; issued and
       outstanding 15,005 shares                                                   2,350               2,350
    Capital in excess of par value                                                 2,215               2,215
    Retained earnings (note 4)                                                    70,183              72,347
    Less cost of treasury stock (35 shares)                                         (508)               (508)
    Accumulated other comprehensive income - unrealized
       gain (loss) on available for sale securities, net (notes 2 and 7)             (46)                843
                                                                           -------------       -------------

                   Total shareholders' equity                                     74,194              77,247
                                                                           -------------       -------------
                                                                           $     160,954             147,792
                                                                           =============       =============

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings

             For the Years Ended December 31, 2000, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)

                                                              2000              1999              1998
                                                            --------          --------          --------
Operating revenues:
    Local network services                                  $ 15,432            13,765            12,412
    Long distance and access services                         53,815            47,170            44,839
    Directory advertising, billing
       and other services                                      2,726             2,664             2,471
    Telecommunication equipment sales                          2,120             2,985             2,906
    Other operating revenues                                   4,928             4,304             3,747
                                                            --------          --------          --------
                                                              79,021            70,888            66,375
Operating expenses:
    Network and other operating expenses (note 8)             44,253            31,911            26,489
    Depreciation and amortization (note 1)                    16,754            13,691            11,955
    State and local taxes                                      3,190             3,137             3,098
    Telecommunication equipment expenses                       1,979             2,605             2,835
                                                            --------          --------          --------

                                                              66,176            51,344            44,377
                                                            --------          --------          --------
                   Net operating revenues                     12,845            19,544            21,998

Other expense (income), net:
    Interest expense                                           3,140             2,263             1,884
    Interest income                                           (1,367)             (976)           (1,308)
    Sundry income, net                                        (2,825)           (3,261)           (2,360)
                                                            --------          --------          --------

                                                              (1,052)           (1,974)           (1,784)
                                                            --------          --------          --------
                   Earnings before income taxes               13,897            21,518            23,782

Provision for income taxes (note 7)                            6,008             8,833             9,264
                                                            --------          --------          --------
                   Net earnings                             $  7,889            12,685            14,518
                                                            ========          ========          ========
Average common shares outstanding                             15,005            15,005            15,005
                                                            ========          ========          ========
Basic and diluted earnings per share                        $    .53               .85               .97
                                                            ========          ========          ========
Dividends per share                                         $    .67               .64               .65
                                                            ========          ========          ========

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

   Consolidated Statements of Shareholders' Equity and Comprehensive Income

             For the Years Ended December 31, 2000, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)

                                                                                                       Accumulated
                                                                    Capital in                            other          Total
                                                         Common      excess of   Retained   Treasury   comprehensive  shareholders'
                                                          stock      par value   earnings    stock        income         equity
                                                        ---------   ----------   --------   --------   -------------  -------------
Balances at December 31, 1997                           $   2,350        2,215     64,501       (508)              2         68,560

Comprehensive income:
    Net income                                                 --           --     14,518         --              --         14,518
    Other comprehensive income:
       Unrealized holding gains (losses) arising
          during the period                                                                                      489
       Less:  Reclassification adjustments for
               net gains included in net income                                                                   (7)
                                                                                                       -------------
       Net unrealized change in investment
          securities, net of tax effect of $330                                                                  482            482
                                                                                                                      -------------
Comprehensive income                                                                                                         15,000

Dividends declared on common stock                             --           --     (9,754)        --              --         (9,754)
                                                        ---------   ----------   --------   --------   -------------  -------------
Balances at December 31, 1998                               2,350        2,215     69,265       (508)            484         73,806

Comprehensive income:
    Net income                                                 --           --     12,685         --              --         12,685
    Other comprehensive income:
       Unrealized holding gains (losses) arising
          during the period                                                                                      484
       Less:  Reclassification adjustments for
               net gains included in net income                                                                 (125)
                                                                                                       -------------
       Net unrealized change in investment
          securities, net of tax effect of $267                                                                  359            359
                                                                                                                      -------------
Comprehensive income                                                                                                         13,044

Dividends declared on common stock                             --           --     (9,603)        --              --         (9,603)
                                                        ---------   ----------   --------   --------   -------------  -------------
Balances at December 31, 1999                               2,350        2,215     72,347       (508)            843         77,247

                                       5                             (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

   Consolidated Statements of Shareholders' Equity and Comprehensive Income

             For the Years Ended December 31, 2000, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)

                                                                                                       Accumulated
                                                                    Capital in                            other          Total
                                                         Common      excess of   Retained   Treasury   comprehensive  shareholders'
                                                          stock      par value   earnings    stock        income         equity
                                                        ---------   ----------   --------   --------   -------------  -------------
Comprehensive income:
    Net income                                          $      --           --      7,889         --              --          7,889
    Other comprehensive income:
       Unrealized holding gains (losses) arising
          during the period                                                                                      344
       Less:  Reclassification adjustments for
               net gains included in net income                                                               (1,233)
                                                                                                       -------------
       Net unrealized change in investment
          securities, net of tax effect of $(631)                                                               (889)          (889)
                                                                                                                      -------------
Comprehensive income                                                                                                          7,000

Dividends declared on common stock                             --           --    (10,053)        --              --        (10,053)
                                                        ---------   ----------   --------   --------   -------------  -------------

Balances at December 31, 2000                           $   2,350        2,215     70,183       (508)            (46)        74,194
                                                        =========   ==========   ========   ========   =============  =============

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

             For the Years Ended December 31, 2000, 1999 and 1998

                            (Amounts in Thousands)

                                                                                        2000              1999             1998
                                                                                  ----------------  ----------------   -------------
Cash from operating activities:
    Net earnings                                                                       $  7,889            12,685            14,518
    Adjustments to reconcile net earnings
       to net cash provided by operating activities:
          Depreciation and amortization                                                  16,754            13,691            11,955
          Gain on sale of marketable securities                                          (2,056)             (208)              (12)
          Equity income of affiliated companies                                            (926)             (921)           (1,332)
          Investment tax credit amortization                                                (29)              (69)              (91)
          Deferred income taxes                                                              16               999            (4,120)
          Changes in assets and liabilities:
            Accounts receivable                                                            (419)           (1,908)           (1,513)
            Inventories of construction and
               operating materials and supplies                                             (29)             (735)             (659)
            Deferred financing costs, prepaid
               expenses and other assets                                                    219              (325)              651
            Accounts payable                                                                (94)              330             1,962
            Other accrued liabilities                                                       504               132            (2,972)
            Accrued pension and postretirement benefits                                   1,124               253               220
            Federal and state income taxes                                                 (321)             (615)              531
                                                                                       --------          --------          --------
                   Total adjustments                                                     14,743            10,624             4,620
                                                                                       --------          --------          --------
                   Net cash provided by operating activities                             22,632            23,309            19,138

Cash used for investing activities:
    Expenditures for property and equipment                                             (24,577)          (25,378)          (17,847)
    Net salvage on retirements                                                              369               268               759
                                                                                       --------          --------          --------
                   Net capital additions                                                (24,208)          (25,110)          (17,088)

    Purchase of marketable securities available for sale                                 (6,983)           (9,968)          (18,060)
    Proceeds from sale of marketable securities
       available for sale                                                                19,515             8,450            21,061
    Investments in affiliated entities                                                   (1,003)               --              (880)
    Distributions from affiliated entities                                                  374               943                74
                                                                                       --------          --------          --------
                   Net cash used for investing activities                               (12,305)          (25,685)          (14,893)

                                       7                             (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

             For the Years Ended December 31, 2000, 1999 and 1998

                            (Amounts in Thousands)

                                                                       2000              1999               1998
                                                                  ----------------  ----------------   ----------------
Cash used for financing activities:
    Cash dividends                                                $      (9,903)           (9,453)            (9,603)
    Retirement of debt                                                   (2,982)           (1,990)            (1,052)
    Proceeds from issuance of debt                                       10,309             9,513              7,258
    Payment of capital lease obligation                                    (991)               --                 --
                                                                  -------------     -------------      -------------
                   Net cash used for financing activities                (3,567)           (1,930)            (3,397)
                                                                  -------------     -------------      -------------
                   Net increase (decrease) in cash and
                     temporary investments                                6,760            (4,306)               848

Cash and temporary investments at beginning of year                      12,480            16,786             15,938
                                                                  -------------     -------------      -------------
Cash and temporary investments at end of year                     $      19,240            12,480             16,786
                                                                  =============     =============      =============
Supplemental disclosures of cash flow information:
    Interest paid                                                 $       2,910             2,175              1,791
                                                                  =============     =============      =============
    Income taxes paid                                             $       6,342             8,250             12,853
                                                                  =============     =============      =============
Supplemental disclosure of noncash financing activities:

    A capital lease obligation of $8,875 was incurred when a subsidiary of the Company entered into a lease for new equipment during the third quarter of 2000.

See accompanying notes to consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

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

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.

    (b) Revenue Recognition

        Revenues are recognized when service is provided or equipment is installed. Local service and intralata long distance revenues are subject to the jurisdiction of the Pennsylvania Public Utility Commission (PUC). The Company participates in interstate pooling arrangements with other telephone companies. Such pools are funded by access service charges regulated by the Federal Communications Commission. Revenue earned through pooling is initially recorded based on estimates. The Company has settled substantially all access service arrangements through 1998.

        Nonrefundable up-front activation fees associated with the provisioning of telephone service, when material, are deferred and recognized over the expected term of the customer relationship.

    (c) Marketable Securities

        Marketable securities available for sale are recorded at fair value, based on quoted market prices. Changes in value of available for sale securities are included as a separate component of shareholders' equity and comprehensive income. Costs of investments sold are determined on the basis of specific identification.

                                       9                             (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)


    (d) Investments

        The Company's investments in limited partnerships are carried at cost plus equity in accumulated net profits or losses.

    (e) Property, Plant and Equipment

        Property, plant and equipment is recorded at cost. Retirements relating to replacements of telephone plant and equipment are accounted for in accordance with applicable regulations of the PUC. Accordingly, the original costs of facilities retired, plus costs of removal, net of salvage or other credits, are charged to accumulated depreciation. When other property is retired or otherwise disposed of, any gain or loss is recognized in income.

        Depreciation on telephone plant and equipment in service is provided on a straight-line basis over estimated useful lives of 10 to 30 years for buildings and 5 to 20 years for equipment. Depreciation as a percentage of average depreciable plant and equipment in service amounted to 9.3%, 8.7% and 8.5% in 2000, 1999 and 1998, respectively.

        Expenditures for maintenance, repairs and renewals are charged to operations as incurred.

    (f) Impairment of Long-Lived Assets

        Based upon the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows. The Company has determined that there has been no impairment to the carrying value of such assets in 2000, 1999 or 1998.

    (g) Inventories

        Inventories consist of telecommunication equipment and parts to provide service to, or to make sales to, the Company's customers. Inventories are valued at the lower of cost (using the moving average method) or market.

    (h) Accounts Receivable

        The Company provides telecommunication services to customers (business and residential) located in western Pennsylvania and access connectivity to interexchange carriers. Access service settlements and other principally represent amounts due from interexchange carriers.

                                      10                             (Continued)

               NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)


        Uncollected accounts receivable are typically expensed approximately 30 days after telephone service to such customer has been disconnected.

    (i) Income Taxes

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

    (j) Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all temporary investments purchased with a maturity of three months or less to be cash equivalents. Under conditions of the Company's loan agreement with the Rural Utilities Services, the Company has cash of $764 and $781 for 2000 and 1999, respectively, that is restricted in use.

    (k) Pension and Other Postretirement Benefits

        The Company provides pension and other postretirement benefits to substantially all of its employees and eligible retirees. Benefits provided by these plans are expensed over the estimated working lives of employees.

    (l) Comprehensive Income

        Comprehensive income consists of net income and net unrealized gains (losses) on securities, net of income tax and is presented in the consolidated statements of shareholders' equity and comprehensive income.

                                      11                             (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)


    (m) Earnings Per Share

        Basic earnings per share is calculated based upon the weighted average number of common shares actually outstanding, and diluted earnings per share is calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. The Company has no potential, dilutive common shares outstanding.

    (n) Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year's presentation.

(2) Marketable Securities

    Information about marketable investment securities at December 31, 2000 and 1999, is as follows:

                                                                   2000
                               -----------------------------------------------------------------------------
                                                       Unrealized          Unrealized             Market
                                      Cost               gains               losses               value
                               ----------------    ----------------    ----------------     ----------------
    Available for sale:
       Equity securities       $            213                  --                (127)                  86
       Debt securities                    4,892                 101                 (53)               4,940
                               ----------------    ----------------    ----------------     ----------------
                               $          5,105                 101                (180)               5,026
                               ================    ================    ================     ================

                                                                   1999
                               -----------------------------------------------------------------------------
                                                       Unrealized          Unrealized             Market
                                      Cost               gains               losses               value
                               ----------------    ----------------    ----------------     ----------------
    Available for sale:
       Equity securities      $          6,135               2,320                (441)               8,014
       Debt securities                   9,446                   -                (438)               9,008
                              ----------------    ----------------    ----------------     ----------------
                              $         15,581               2,320                (879)              17,022
                               ================    ================    ================     ================

                                      12                             (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)


    The carrying value of debt securities at December 31, 2000, by contractual maturity, are as follows:


              Due in:
                One year or less                             $      585
                One to five years                                 2,849
                Five to ten years                                 1,506
                                                             ----------
                                                             $    4,940
                                                             ==========


    Proceeds, gross realized gains and gross realized losses from the sale of debt and equity securities were $19,515, $2,940 and $(884), respectively, for the year ended December 31, 2000. Realized gains and losses on the sale of marketable securities for the years 1999 and 1998 were immaterial.

(3) Investments

    The Company's investments at December 31, 2000 and 1999, consist of the following:

                                                                  2000          1999
                                                              -----------    -----------
        Investments at equity:
          Investments in cellular limited partnerships        $    10,280          9,006
          Boulevard Communications, LLP                               890            609
                                                              -----------    -----------
                 Total investments                            $    11,170          9,615
                                                              ===========    ===========

    The Company had no capital calls to maintain its ownership percentages in its limited partnership investments in 2000 and 1999. The Company did invest $1,003 in 2000 to acquire additional ownership in a cellular limited partnership. The Company received distributions from affiliated entities of $374 and $943 in 2000 and 1999, respectively.

                                      13                             (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)


(4) Long-Term Debt

    Long-term debt as of December 31, 2000 and 1999, was as follows:

                                                                        2000             1999
                                                                    ------------     ------------
           Notes payable to Rural Telephone
              Bank, maturing at various dates from 2009
                through 2019                                        $     18,363           19,277
           Notes payable to Federal Financing Bank,
              maturing in 2012                                            30,533           22,292
                                                                    ------------     ------------
                                                                          48,896           41,569
              Less current portion of long-term debt                       3,519            2,629
                                                                    ------------     ------------
                         Long-term debt                             $     45,377           38,940
                                                                    ============     ============

    Principal payments required over the next five years calculated on the outstanding indebtedness at December 31, 2000, are: $3,519 in 2001; $3,584 in 2002; $3,653 in 2003; $3,727 in 2004; and $3,806 in 2005.

    The notes payable to the Rural Telephone Bank are secured by a supplemental Mortgage Agreement executed by NPTC which provides that substantially all of the property, plant and equipment of NPTC are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by NPTC. Under these restrictions, unless certain working capital and net worth levels are maintained, NPTC is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholders or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of the NPTC restrictions, $1,080 of NPTC retained earnings were available for dividends to the Company as of December 31, 2000.

    As of December 31, 2000, consolidated retained earnings of the Company of approximately $23,206 were available for dividends and other distributions to shareholders.

    In 1996, NPTC was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the Rural Utilities Service in the maximum principal amount of $75 million. The maximum principal amount will be advanced periodically over a five-year period beginning January 2, 1997, to furnish or improve telephone service in rural areas.

                                      14                             (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)


    Notes payable to the Rural Telephone Bank carry an interest rate of 6.5%. Notes payable to the Federal Financing Bank carry interest rates ranging from 4.3% to 6.7%.

    Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 2000, is $41,431.

    NPTC also has a $10 million line of credit at a rate of prime plus 1-1/2% with the Rural Telephone Finance Cooperative. The line of credit was not used in 2000 or 1999.


(5) Capital Lease

    The Company has a capital lease for equipment used in its operations. Amortization of the assets held under the capital lease is included within depreciation and amortization expense. The capital lease amount included in property, plant and equipment is as follows:

                                                          2000         1999
                                                       ----------   ----------
         Capital lease                                 $    8,875           --
         Accumulated amortization                            (247)          --
                                                       ----------   ----------
                    Total                              $    8,628           --
                                                       ==========   ==========

                                      15                             (Continued)

               NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)


    The following table displays the aggregate minimum lease commitments under the capital lease as of December 31, 2000:

        2001                                                                  $    1,370
        2002                                                                       1,370
        2003                                                                       1,370
        2004                                                                       1,370
        2005                                                                       1,218
        Thereafter                                                                 4,613
                                                                              ----------
                     Total minimum lease commitments                              11,311

          Less interest and executory costs                                        3,427
                                                                              ----------
                     Present value of minimum lease commitments                    7,884

          Less current installments                                                  747
                                                                              ----------
                     Long-term obligation at December 31, 2000                $    7,137
                                                                              ==========

(6) Retirement Plan and Other Postretirement Benefit Plans

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

                                      16                             (Continued)

               NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)


    The following table sets forth the Plans' change in benefit obligation, change in plan assets and reconciliation of funded status at December 31, 2000 and 1999.

                                                                Pension benefits               Other benefits
                                                            -----------------------       -----------------------
                                                              2000           1999           2000           1999
                                                            --------       --------       --------       --------
    Change in benefit obligation:
        Benefit obligation at beginning
           of year                                          $ 28,148         28,765          5,274          3,902
        Service cost                                             824            948            153            127
        Interest cost                                          2,071          1,907            390            256
        Plan amendments                                           --             --             45             --
        Curtailment gain                                        (190)            --           (201)            --
        Special termination benefits                             267             --            304             --
        Benefits paid                                         (1,243)        (1,002)          (322)          (210)
        Actuarial (gain) or loss                                 791         (2,470)          (177)         1,199
                                                            --------       --------       --------       --------

        Benefit obligation at end of year                     30,668         28,148          5,466          5,274

    Change in plan assets:
        Fair value at beginning of year                       31,792         28,353             --             --
        Actual return on plan assets                           3,249          3,771             --             --
        Employer contributions                                    --            670            322            210
        Benefits paid                                         (1,243)        (1,002)          (322)          (210)
                                                            --------       --------       --------       --------

        Fair value at end of year                             33,798         31,792             --             --

    Reconciliation of funded status:
        Funded status                                          3,130          3,644         (5,466)        (5,274)
        Unrecognized actuarial (gain)
           or loss                                            (3,859)        (3,954)          (152)           226
        Unrecognized transition (asset)                         (764)          (917)            --             --
        Unrecognized prior service cost                        1,340          1,692            (10)           (74)
                                                            --------       --------       --------       --------

        Net amount at year end                              $   (153)           465         (5,628)        (5,122)
                                                            ========       ========       ========       ========

                                      17                             (Continued)

               NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)


    Assumptions used in the calculations as of December 31, 2000, 1999 and 1998, are:

                                                      Pension benefits                              Other benefits
                                            ----------------------------------           ----------------------------------
                                              2000         1999         1998               2000         1999         1998
                                            --------     --------     --------           --------     --------     --------
    Weighted average assumptions:
        Discount rate                   %     7.50         7.50         6.75               7.50         7.50         6.75
        Expected return on assets             8.00         8.00         7.50                N/A          N/A          N/A
        Rate of compensation increase         4.50         4.50         5.00               4.50         4.50         5.00

    Net periodic benefit costs include the following:

                                                      Pension benefits                              Other benefits
                                            ----------------------------------           ----------------------------------
                                              2000         1999         1998               2000         1999         1998
                                            --------     --------     --------           --------     --------     --------
    Components of net periodic
      benefit cost:
        Service cost                        $    824          948          887                153          127          161
        Interest cost                          2,071        1,907        1,792                390          256          314
        Expected return on
          plan assets                         (2,494)      (2,126)      (2,069)                --           --           --
        Amortization of prior
          service cost                           207          227          227                (11)         (12)         (12)
        Amortization of transition
          (asset)                               (153)        (153)        (153)                --           --           --
        Recognized actuarial
          (gain) or loss                         (58)          --           --                 --          (41)          --
                                            --------     --------     --------           --------     --------     --------
        Net periodic benefit cost           $    397          803          684                532          330          463
                                            ========     ========     ========           ========     ========     ========

                                                                     (Continued)

               NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)


    For purposes of measuring other postretirement benefits, the annual rate of increase in the per capita cost of covered benefits (i.e., healthcare cost trend rate) for 2000 was 8.5 percent for participants whose coverage included Major Medical Insurance, 7.6 percent for participants who have Blue Cross/Blue Shield coverage only, and 6.1 percent for participants who have Point of Service coverage. The rates were assumed to decrease gradually to 5 percent by the year 2007 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care trend rate would have the following effects:

                                                                          One                   One
                                                                      percentage             percentage
                                                                    point increase         point decrease
                                                                  --------------------   -------------------
        Effect on total of service and interest cost
           components for 2000                                    $             62                   (54)
        Effect on 2000 postretirement benefit obligation                       474                  (420)

(7) Income Taxes

    The components of income tax expense are:

                                             2000       1999       1998
                                           --------   --------   --------
        Current:
           Federal                         $  3,830      6,093     10,231
           State                              2,191      1,810      3,243
                                           --------   --------   --------
                                              6,021      7,903     13,474

        Deferred:
           Federal                              390        809     (3,114)
           State                               (374)       190     (1,005)
                                           --------   --------   --------
                                                 16        999     (4,119)

        Deferred investment tax credit          (29)       (69)       (91)
                                           --------   --------   --------
                                           $  6,008      8,833      9,264
                                           ========   ========   ========

                                                                     (Continued)

               NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)


    The Company's income tax expense differs from income tax expense computed at the federal statutory rate of 35 percent due to the following factors:

                                               2000        1999        1998
                                             --------    --------    --------
     Statutory federal income tax            $  4,864       7,531       8,324
     State taxes on income (net of
        federal income tax benefit)               902       1,300       1,455
     Change in beginning of year
        valuation allowance                       451          86        (374)
     Investment tax credit                        (29)        (69)        (91)
     Tax-exempt interest                          (34)         --         (13)
     Other tax-exempt income                       --          --        (301)
     Other                                       (146)        (15)        264
                                             --------    --------    --------
     Income tax expense                      $  6,008       8,833       9,264
                                             ========    ========    ========

    The significant components of deferred income tax expense attributable to income from operations are as follows:

                                                    2000      1999       1998
                                                 ---------  ---------  ---------
    Deferred tax expense (exclusive of the
        effects of the other components below)   $    (435)       913      1,544
    Net gain on investment                              --         --     (5,289)
    Increase (decrease) in beginning of year
        valuation allowance                            451         86       (374)
                                                 ---------  ---------  ---------
                                                 $      16        999     (4,119)
                                                 =========  =========  =========

  Additional deferred taxes of $(631) and $267 were recorded in 2000 and 1999, respectively, related to unrealized gains and losses on marketable securities classified as available for sale (note 2).

                                                                     (Continued)

               NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)


  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are presented below:

                                                                         2000                1999
                                                                     ------------        ------------
    Deferred tax assets:
        Postretirement benefits                                          $ (2,335)             (2,125)
        Deferred compensation                                                (445)               (423)
        Compensated absences, principally due
           to accrual for financial reporting purposes                       (266)               (257)
        Accounts receivable                                                  (634)               (540)
        Goodwill                                                               --                 (54)
        State net operating loss carryforwards                             (1,175)                 --
        Other                                                                (388)               (311)
        Net unrealized loss on available for sale securities                  (33)                 --
                                                                         --------            --------
                       Total gross deferred tax assets                     (5,276)             (3,710)

           Less valuation allowance                                           605                 154
                                                                         --------            --------
                       Net deferred tax assets                             (4,671)             (3,556)

    Deferred tax liabilities:
        Plant and equipment, principally due to
           differences in depreciation                                     12,255              10,860
        Pension                                                                43                 208
        Amortization of deferred financing costs                              127                 149
        Net unrealized gain on available for sale securities                   --                 598
        Other                                                                 958               1,068
                                                                         --------            --------
                       Total gross deferred tax liability                  13,383              12,883
                                                                         --------            --------
                       Net deferred tax liability                        $  8,712               9,327
                                                                         ========            ========
    Unamortized investment tax credit                                    $     82                 111
                                                                         ========            ========

                                                                     (Continued)

               NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)


    The valuation allowance for deferred tax assets relates to state loss carryforwards of subsidiaries. The valuation allowance for deferred tax assets as of January 1, 2000 and 1999, was $605 and $154, respectively. For the year ended December 31, 2000, there was a net increase in the valuation allowance in the amount of $451. The net change in the valuation allowance for the year ended December 31, 1999, was a net increase of $86. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2000. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    At December 31, 2000, the Company has net operating loss carryforwards for state income tax purposes of $11,760 which are available to offset future state taxable income, if any, through 2010.

(8) Business Restructuring

    In the fourth quarter of 2000, a pretax charge of $972 was recorded in network and other operating expenses to cover the restructuring costs associated with the shut down of the Nauticom Sports Network. The total charges reduced net income by $632.

    The business restructuring charge of $972 included restructuring liabilities of $671 and asset impairments of $301. The restructuring liabilities consisted of $432 for employee severance payments and related taxes for 30 people who were involuntarily terminated, $122 for future operating lease expense associated with a leased facility under contract which will no longer be used and $117 for other charges associated with the restructuring. As of December 31, 2000, all employees have been terminated and all severance payments and related taxes have been paid, making the remaining restructuring accrual liability $239 as of December 31, 2000, with $183 recorded in other accrued liabilities (current) and $56 recorded in other liabilities (non-current).

                                                                     (Continued)

               NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999 and 1998

                 (Amounts in Thousands, Except Per Share Data)


(9)  Related Party Transaction

     In 1998, the Company entered into an agreement to outsource certain data processing functions to a third party processor (Processor). The Company and the Processor are related by a common shareholder and director. Payments to the Processor under this agreement were $2,807, $2,553 and $1,227 in 2000, 1999 and 1998, respectively. During 2000, 1999 and 1998, the Company paid approximately $106, $101 and $198, respectively, to a member of the Board of Directors law firm for various legal services.

(10) Unaudited Quarterly Financial Data for 2000 and 1999

     The following are summaries of quarterly financial data for the years ended December 31, 2000 and 1999, as reported by the Company:

                                                              Unaudited (in thousands, except per share data)
                                                        -----------------------------------------------------------
                                                          First          Second            Third           Fourth
                                                         quarter         quarter          quarter          quarter
                                                        ---------       ---------        ---------        ---------
    2000
      Operating revenues                                $  19,052         20,222           19,935          19,812
      Net operating revenues                                4,294          3,696            2,463           2,392
      Net earnings                                          2,436          3,276            1,158           1,019
      Basic and diluted earnings per
          common share                                        .16            .22              .08             .07
    1999:
      Operating revenues                                $  17,539         17,429           17,557          18,363
      Net operating revenues                                5,783          4,682            4,640           4,439
      Net earnings                                          3,416          2,779            3,279           3,211
      Basic and diluted earnings per
          common share                                        .23            .18              .22             .22

                                                                      Schedule I

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                           Condensed Balance Sheets

                          December 31, 2000 and 1999

                            (Amounts in Thousands)

                               Assets                                                2000                1999
                                                                               -----------------   -----------------
Current assets:
    Cash and temporary investments                                             $       1,422               5,537
    Marketable securities available for sale                                           4,940              16,920
    Accounts receivable from subsidiary                                                  144                  25
    Accounts receivable - other                                                           86                 144
                                                                               -------------       -------------
                   Total current assets                                                6,592              22,626

Property, plant and equipment:
    Land                                                                                 150                 150
    Buildings                                                                          1,187               1,187
    Equipment                                                                             21                  21
                                                                               -------------       -------------
                                                                                       1,358               1,358

       Less accumulated depreciation and amortization                                    210                 171
                                                                               -------------       -------------
                                                                                       1,148               1,187

Deferred income taxes                                                                     32                  --
Other assets                                                                           1,008                 982
Investment in subsidiaries                                                            51,618              53,051
Notes and accounts receivable - subsidiaries                                          17,865               2,830
                                                                               -------------       -------------
                                                                               $      78,263              80,676
                                                                               =============       =============

                                      24                             (Continued)

                                                                      Schedule I

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                           Condensed Balance Sheets

                          December 31, 2000 and 1999

                            (Amounts in Thousands)

                   Liabilities and Shareholders' Equity                              2000                1999
                                                                               -----------------   -----------------
Current liabilities:
    Dividend payable                                                           $       2,551               2,401
    Deferred income taxes                                                                 --                 536
    Accounts payable - subsidiaries                                                        8                  20
    Federal and state income taxes                                                     1,426                 407
    Other liabilities                                                                     84                  65
                                                                                  -------------       -------------
                   Total current liabilities                                           4,069               3,429

Shareholders' equity:
    Common stock                                                                       2,350               2,350
    Capital in excess of par value                                                     2,215               2,215
    Retained earnings                                                                 70,183              72,347
    Less cost of treasury stock                                                         (508)               (508)
    Accumulated other comprehensive income - unrealized
       (loss) gain on available for sale securities, net                                 (46)                843
                                                                               -------------       -------------
                                                                                      74,194              77,247
                                                                               -------------       -------------
                                                                               $      78,263              80,676
                                                                               =============       =============

                                      25                             (Continued)

                                                                      Schedule I


                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                     Condensed Statements of Operations

             For the Years Ended December 31, 2000, 1999 and 1998

                            (Amounts in Thousands)

                                                                       2000              1999             1998
                                                                  ------------      ------------      ------------
Revenues:
    Dividends from subsidiaries                                   $      7,352            14,302            11,009
    Interest income                                                      1,549               622               833
    Nonoperating income                                                    134                79               103
    Gain on sale of marketable securities                                2,056               208                11
    Gain on insurance policy                                                --                --               860
                                                                  ------------      ------------      ------------

                                                                        11,091            15,211            12,816
Expenses:
    General office salaries and expenses                                   463               396               405
    State taxes                                                            111               109               121
                                                                  ------------      ------------      ------------

                                                                           574               505               526
                                                                  ------------      ------------      ------------
                   Earnings before income taxes and
                     equity in (overdistributed)
                     undistributed net earnings of
                     subsidiaries                                       10,517            14,706            12,290

Income taxes                                                             1,269               123               148
                                                                  ------------      ------------      ------------
                   Earnings before equity in
                     (overdistributed) undistributed net
                     earnings of subsidiaries                            9,248            14,583            12,142

Equity in (overdistributed) undistributed net
    earnings of subsidiaries                                            (1,359)           (1,898)            2,376
                                                                  ------------      ------------      ------------

                   Net earnings                                   $      7,889            12,685            14,518
                                                                  ============      ============      ============

                                      26                             (Continued)

                                                                      Schedule I

               NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                Condensed Financial Information of Registrant

                      Condensed Statements of Cash Flows

             For the Years Ended December 31, 2000, 1999 and 1998

                            (Amounts in Thousands)

                                                                       2000              1999               1998
                                                                  ---------------   ---------------   ----------------
Cash from operating activities:
    Net earnings                                                         $  7,889            12,685             14,518
    Adjustments to reconcile net earnings
       to net cash provided by operating activities:
          Equity in undistributed earnings of affiliates                    1,359             1,898             (2,376)
          Gain on sale of marketable securites                             (2,056)             (208)               (11)
          Other adjustments                                                    13                15                803
          Changes in assets and liabilities:
            Receivables                                                       (61)               (3)              (127)
            Dividend receivable                                                --             2,248               (142)
            Accounts payable - subsidiaries                                   (12)               17                (23)
            Other liabilities                                               1,038            (1,193)            (1,894)
            Deferred income taxes                                               9               (23)            (5,330)
                                                                         --------          --------           --------

                   Total adjustments                                          290             2,751             (9,100)
                                                                         --------          --------           --------
                   Net cash provided by operating
                     activities                                             8,179            15,436              5,418
                                                                         --------          --------           --------
Cash from investing activities:
    Investment in affiliates                                                   --                --                 (3)
    Purchases of marketable securities available                           (6,871)           (9,867)           (18,060)
       for sale
    Proceeds from sale of marketable securities
       available for sale                                                  19,515             8,450             20,957
    Notes receivable - subsidiaries                                       (15,035)           (1,670)                --
                                                                         --------          --------           --------
                   Net cash (used for) provided by
                     investing activities                                  (2,391)           (3,087)             2,894
                                                                         --------          --------           --------

                                      27                             (Continued)

                                                                      Schedule I

                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                      Condensed Statements of Cash Flows

             For the Years Ended December 31, 2000, 1999 and 1998

                            (Amounts in Thousands)

                                                                      2000              1999               1998
                                                                  ------------      ------------      -------------
Cash used for financing activities:
    Cash dividends                                                $     (9,903)           (9,453)            (9,603)
                                                                  ------------      ------------      -------------
                   Net cash used for financing
                     activities                                         (9,903)           (9,453)            (9,603)
                                                                  ------------      ------------      -------------
                   Net (decrease) increase in cash
                     and temporary investments                          (4,115)            2,896             (1,291)

Cash and temporary investments at beginning of year                      5,537             2,641              3,932
                                                                  ------------      ------------      -------------
Cash and temporary investments at end of year                     $      1,422             5,537              2,641
                                                                  ============      ============      =============

See accompanying independent auditors' report.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        NORTH PITTSBURGH SYSTEMS, INC.
                        ------------------------------
                                  Registrant



By /s/ H.R. Brown                       By   /s/ C.E. Thomas, Jr.
  ------------------------------           ------------------------------
     H. R. Brown                             C. E. Thomas, Jr.
     President, Director, and                Chairman of the Board
     Principal Executive Officer


Date   3/28/2001                        Date  3/28/2001
     ---------------------------            -----------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/ A. P. Kimble
By_________________________________
     A. P. Kimble
     Director, Vice President, Treasurer and
     Principal Financial and Accounting Officer

       3/28/2001
Date_______________________________


     /s/ C. E. Cole
By_________________________________
     C. E. Cole
     Director

      3/28/2001
Date_______________________________

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

 (10)          Material contracts                      Provided in Quarterly
                                                       Report on Form 10-Q for
                                                       the quarter ended
                                                       September 30, 1999 and
                                                       Incorporated Herein by
                                                       Reference.

 (11)          Statement re computation of per         Attached Hereto
               share earnings

 (12)          Statement re computation of ratios      Not Applicable

 (13)          Annual report to security holders,      Not Applicable
               Form 10-Q or quarterly report to
               security holders

Exhibit No.               Subject                      Applicability
-----------               -------                      -------------

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

 (99)          Additional Exhibits                     Not Applicable