Form 10-Q
period 2001-03-31
NORTH PITTSBURGH SYSTEMS INC
filed 2001-05-09
CIK 764765

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended             March 31, 2001
                                        --------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________ to _______________________


Commission File Number                      0-13716
                        --------------------------------------------------------


                        NORTH PITTSBURGH SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Pennsylvania                                            25-1485389
----------------------------------                        ----------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

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

                           Common Stock Outstanding
                           ------------------------

At April 23, 2001, the Registrant had 15,005,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                    PART I
                                    ITEM 1
                             FINANCIAL STATEMENTS
                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (Thousands - Except Per Share Amounts)

                                                                                                   For the Three Months
                                                                                                      Ended March 31
                                                                                        ----------------------------------------

                                                                                             2001                       2000
                                                                                        -------------                -----------
Operating revenues:
     Local network services                                                             $       4,849                $     3,613
     Long distance and access services                                                         13,367                     12,896
     Directory advertising, billing & other services                                              591                        667
     Telecommunication equipment sales                                                            487                        601
     Other operating revenues                                                                   1,608                      1,275
                                                                                        -------------                -----------

         Total Operating Revenues                                                              20,902                     19,052


Operating expenses:
     Network and other operating expenses                                                      11,929                      9,393
     Depreciation and amortization                                                              4,476                      3,878
     State and local taxes                                                                        872                        931
     Telecommunication equipment expenses                                                         362                        556
                                                                                        -------------                -----------

         Total Operating Expenses                                                              17,639                     14,758
                                                                                        -------------                -----------

       Net Operating Revenues                                                                   3,263                      4,294


Other expense (income), net:
     Interest expense                                                                             890                        639
     Interest income                                                                             (337)                      (283)
     Sundry expense (income), net                                                                 147                       (247)
                                                                                        -------------                -----------

                                                                                                  700                        109
                                                                                        -------------                -----------

         Earnings before income taxes                                                           2,563                      4,185

Income taxes                                                                                    1,089                      1,749
                                                                                        -------------                -----------

         Net earnings                                                                   $       1,474                $     2,436
                                                                                        =============                ===========


Weighted average common shares outstanding                                                     15,005                     15,005
                                                                                        =============                ===========

Basic and diluted earnings per share of
     common stock                                                                       $         .10                $       .16
                                                                                        =============                ===========

Dividends per share of common stock                                                     $         .17                $       .16
                                                                                        =============                ===========

    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                                                   (Unaudited)
                                                                                     Mar. 31                    Dec. 31
                         ASSETS                                                       2001                       2000
                         ------                                                  ---------------           ---------------
Current Assets:
     Cash and temporary investments                                               $      22,461             $      19,240
     Marketable securities available for sale                                             3,194                     5,026
     Accounts receivable:
       Customers, net of allowance for doubtful accounts of
         $366 and $559, respectively                                                      4,345                     5,077
       Access service settlements and other                                               8,573                     8,159
     Prepaid expenses                                                                       419                       462
     Inventories of construction and operating materials and
       supplies                                                                           4,231                     4,783
     Prepaid taxes other than income taxes                                                  873                         -
     Federal and state income taxes                                                           -                        16
     Deferred income tax                                                                      -                       933
                                                                                  -------------             -------------

         Total current assets                                                            44,096                    43,696
                                                                                  -------------             -------------

Property, plant and equipment:
     Land                                                                                   475                       475
     Buildings                                                                           13,257                    13,071
     Equipment                                                                          165,480                   173,293
     Assets held under capital lease                                                      9,051                     8,875
                                                                                  -------------             -------------

                                                                                        188,263                   195,714
     Less accumulated depreciation and amortization                                      90,718                    99,176
                                                                                  -------------             -------------

                                                                                         97,545                    96,538
     Construction in progress                                                             5,376                     7,540
                                                                                  -------------             -------------
         Total property, plant and equipment, net                                       102,921                   104,078

Investments                                                                              11,059                    11,170
Deferred financing costs                                                                    654                       675
Other assets                                                                              1,295                     1,335
                                                                                  -------------             -------------

                                                                                  $     160,025             $     160,954
                                                                                  =============             =============

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
     Current portion of long-term debt                                            $       3,668             $       3,519
     Obligation under capital lease                                                         768                       747
     Accounts payable                                                                     6,624                     6,992
     Dividend payable                                                                     2,551                     2,551
     Other accrued liabilities                                                            3,236                     3,318
     Federal and state income taxes                                                         485                         -
                                                                                  -------------             -------------

         Total current liabilities                                                       17,332                    17,127
                                                                                  -------------             -------------

Long-term debt                                                                           45,902                    45,377
Obligation under capital lease                                                            7,112                     7,137
Deferred income taxes                                                                     8,867                     9,645
Accrued pension and postretirement benefits                                               5,947                     5,781
Other liabilities                                                                         1,698                     1,693

Shareholders' equity:
     Capital stock/Common stock                                                           2,350                     2,350
     Capital in excess of par value                                                       2,215                     2,215
     Retained earnings                                                                   69,106                    70,183
     Less cost of treasury stock (2001 and 2000-35,000 shares)                             (508)                     (508)
     Accumulated other comprehensive income-unrealized gain
       (loss) on available for sale securities, net                                           4                       (46)
                                                                                  -------------             --------------

         Total shareholders' equity                                                      73,167                    74,194
                                                                                  -------------             -------------

                                                                                  $     160,025             $     160,954
                                                                                  =============             =============

    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

                                                                                      For the Three Months
                                                                                          Ended Mar. 31
                                                                                ------------------------------

                                                                                   2001                2000
                                                                                ----------           ---------
Cash from operating activities:
     Net earnings                                                               $    1,474           $   2,436
     Adjustments to reconcile net earnings to net cash from
       operating activities:

         Depreciation and amortization                                               4,476               3,878
         Loss (gain) on sale of marketable securities                                   13                 (24)
         Equity losses (income) of affiliated companies                                 54                (205)
         Changes in assets and liabilities:
           Accounts receivable                                                         318                 305
           Inventories of construction and operating materials
              and supplies                                                             552                (427)
           Deferred financing costs, prepaid expenses and
              other assets                                                             104                 530
           Prepaid taxes                                                              (873)               (872)
           Accounts payable                                                           (368)                606
           Other accrued liabilities                                                   (77)                 82
           Accrued pension and postretirement benefits                                 166                 342
           Federal and state income taxes                                              501                 942
           Deferred income taxes                                                       119                   -
           Other, net                                                                  (14)                 (2)
                                                                                ----------           ---------
                  Total adjustments                                                  4,971               5,155
                                                                                ----------           ---------

                  Net cash from operating activities                                 6,445               7,591
                                                                                ----------           ---------

Cash used for investing activities:
     Expenditures for property and equipment                                        (3,131)             (9,890)
     Net salvage on retirements                                                          2                   9
                                                                                ----------           ---------

                  Net capital additions                                             (3,129)             (9,881)
                                                                                ----------           ---------

     Purchase of marketable securities available for sale                             (839)             (2,845)
     Proceeds from sale of marketable securities available for sale                  2,744               2,724
     Distributions from affiliated entities                                             57                 100
                                                                                ----------           ---------

                  Net cash used for investing activities                            (1,167)             (9,902)
                                                                                -----------          ---------

Cash used for financing activities:
     Cash dividends                                                                 (2,551)             (2,401)
     Principal payments under capital lease obligation                                (180)                  -
     Retirement of debt                                                               (878)               (654)
     Proceeds from issuance of new debt                                              1,552               2,323
                                                                                ----------           ----------

                  Net cash used for financing activities                            (2,057)               (732)
                                                                                ----------           ---------

Net increase (decrease) in cash and temporary investments                            3,221              (3,043)

Cash and temporary investments at beginning of period                               19,240              12,480
                                                                                ----------           ---------

Cash and temporary investments at end of period                                 $   22,461           $   9,437
                                                                                ==========           =========

Interest paid                                                                   $      870           $     618
                                                                                ==========           =========

Income taxes paid                                                               $      475           $     614
                                                                                ==========           =========

Supplemental disclosure of noncash financing activities:

A capital lease obligation of $176 was incurred when a subsidiary of the Registrant entered into a lease for new equipment during the first quarter of 2001.

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

(2)  COMPREHENSIVE INCOME
     --------------------

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The reconciliation of net income to comprehensive income is as follows (in thousands):

                                                     For the Three Months
                                                         Ended Mar. 31
                                                     --------------------
                                                       2001        2000
                                                       ----        ----

     Net income                                      $ 1,474      $ 2,436
     Unrealized gain on marketable securities
        including reclassification adjustments,
        net of tax                                        50          274
                                                     -------      -------

           Comprehensive income                      $ 1,524      $ 2,710
                                                     =======      =======


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

Certain prior period amounts have been reclassified to conform to the current period's presentation.

1.   Financial Condition
     -------------------

     (a)   Changes in Financial Condition
           ------------------------------

     There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 2000 to March 31, 2001, the end of the three-month period reported herein.

     (b)   Liquidity and Capital Resources
           -------------------------------
                                                       March 31,    December 31,
                                                         2001           2000
                                                     -----------    ------------

     Cash and temporary investments                  $22,461,000     $19,240,000
     Working capital                                 $26,764,000     $26,569,000
     Long-term debt (including current maturities)   $49,570,000     $48,896,000

     Cash and temporary investments were $22,461,000 at March 31, 2001 as compared to $19,240,000 at December 31, 2000. The increase was due to the strong cash flows from operations of $6,445,000 for the three-month period ended March 31, 2001 as well as the liquidation of available for sale securities throughout the quarter, with the proceeds being reinvested into temporary investments. These temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, etc. Management expects to continue the investment of such excess funds throughout 2001, which should enable the Registrant to satisfactorily meet all short-term obligations.

     Working capital levels at March 31, 2001 were consistent with December 31, 2000.

     The increase in long-term debt was a result of $1,552,000 of funds advanced to finance capital additions, offset by the scheduled $878,000 of principal repayments in the three-month period ended March 31, 2001. In 1996, North Pittsburgh was granted approval for a loan from the Federal Financing Bank
     (FFB) guaranteed by the Rural Utilities Service in the maximum principal amount of $75 million. The maximum principal amount is to be advanced periodically over a five-year period, which began on January 2, 1997, for the purpose of furnishing or improving telephone service in rural areas. All advances have a maturity date of December 31, 2012. The total amount outstanding at March 31, 2001 to the FFB under this loan was $31,448,000. In addition, North Pittsburgh had principal payments outstanding of $18,122,000 at March 31, 2001 from loan advances made from 1977 through 1987 from the Rural Telephone Bank (RTB). The advances from the RTB have maturity dates ranging from 2009 through 2019.

     The notes payable to the RTB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the property, plant and equipment of North Pittsburgh are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital and net worth levels are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholders or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, $2,471,000 of North Pittsburgh's retained earnings were available for dividends to the Registrant as of March 31, 2001. Taking into consideration the North Pittsburgh restrictions, consolidated retained earnings of the Registrant of approximately $22,998,000 were available for dividends and other distributions to shareholders as of March 31, 2001.

     North Pittsburgh established a line of credit in 1994 in the amount of $10 million with the Rural Telephone Finance Cooperative that is available for general business purposes. No borrowings have taken place against the line of credit.

     Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at March 31, 2001 amounted to approximately $4,194,000, with such amount being part of the 2001 construction program, which is expected to be in excess of $18 million. At March 31, 2001, construction work in progress was $5,376,000. Funds for financing construction expenditures in the three-month period ended March 31, 2001 were generated from internal sources and debt financing. Based on its 2001 construction budget and projected cash flows, the Registrant anticipates that cash flows provided by operating activities and cash reserves in 2001 will be sufficient to service long-term debt, to pay dividends and to finance approximately 40% to 60% of capital additions. The balance of capital additions will be financed from debt financing available from the Rural Utilities Service.

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

     (c)    Regulatory/Competition
            ----------------------

     Until recently, North Pittsburgh was under Rate of Return (ROR) regulation within the intrastate jurisdiction. However, in July of 1998, North Pittsburgh joined with 18 other companies and filed for an alternative form of regulation to replace traditional rate base/rate-of-return regulation. In the filing, North Pittsburgh proposed a price cap plan whereby rates for noncompetitive services are allowed to be increased based on an index that measures general economy wide price increases. Under the proposed plan, services might also be declared competitive and thereby freed from fundamental ROR rate regulation. In return for regulation under the price cap plan, North Pittsburgh also proposed a network modernization plan. The Pennsylvania Public Utility Commission (PA PUC) entered a final Order on December 21, 2000 approving, with some modifications, including a productivity offset, North Pittsburgh's proposed Chapter 30 Price Cap Plan. On January 22, 2001, North Pittsburgh accepted the modifications proposed by the PA PUC and filed a revised plan. While there is no immediate impact to North Pittsburgh's operations and revenues under the price cap plan, it is North Pittsburgh's view that the plan as approved will aid North Pittsburgh in meeting competition in the future. Various parties to the proceeding have filed exceptions seeking minor modifications in the final plan. These exceptions remain pending.

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

     Access charges concerning interstate services are regulated by the Federal Communications Commission (FCC). On January 5, 2001, the FCC released a Notice of Proposed Rulemaking regarding a combined universal service and access reform proposal that would be applicable to incumbent local exchange carriers such as North Pittsburgh, which are currently regulated under ROR. The proposed rules would allow a gradual and optional transition from ROR regulation to an incentive-based form of regulation over a five-year period. The goal of the plan is to accommodate the vast differences in size and competitive market threat experienced by rural companies while providing service and rate comparability between rural and urban areas. Because the final disposition of the proposed rulemaking is uncertain at this time, North Pittsburgh is unable to determine the final effect it will have on its operations and revenues.

     The FCC continues to work on Rulemakings that will further spell out the specifics of the Telecommunications Act of 1996 (the 1996 Act) as it relates to Rural Telephone Companies. The PA PUC must then finalize its course of action to fully implement the 1996 Act, or to the extent possible and permissible, change the manner in which such regulations are implemented in Pennsylvania before the impact on North Pittsburgh, a Rural Telephone Company under the 1996 Act, can be fully understood and measured. However, the clear intent of the 1996 Act is to open up the telecommunication markets to competition. The 1996 Act appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its local exchange services, provide number portability, if feasible, provide dialing parity, and provide interconnection to any requesting carrier for the transmission and routing of telephone exchange service and exchange access. The 1996 Act further mandates that North Pittsburgh, at some point in time, must provide resale of its local exchange service at wholesale rates and provide access to network elements to the extent that the provision of such services is not unduly burdensome, is technically feasible and does not jeopardize universal service. North Pittsburgh, along with 17 other rural companies in Pennsylvania, has been granted a temporary suspension of the Section
     251(b) and (c) interconnection requirements in the 1996 Act. The most recent suspension expires on July 10, 2001. On March 1, 2001, North Pittsburgh filed a petition for an additional one-year suspension of the

     Section 251(b) and (c) interconnection requirements until July 10, 2002. The PA PUC decision on the petition is expected in the second quarter of 2001.

     On April 19, 2000, AT&T Communications Pennsylvania, Inc. (AT&T) and its affiliate, TCG Pittsburgh (TCG) filed for a Certificate of Authority with the PA PUC to provide facilities-based competitive local exchange service in the service area of eight (8) telephone companies in Western Pennsylvania, including North Pittsburgh, using cable TV facilities. The PA PUC, in an order entered April 10, 2001, granted AT&T/TCG authority to provide local dial tone services as a facilities based Competitive Local Exchange Carrier (CLEC) in the North Pittsburgh service area. North Pittsburgh expects that, as AT&T/TCG begins offering local dial tone services in its service area, the Company might experience some loss of access lines and a reduction in toll, access and local service revenue streams due to the AT&T/TCG facilities based competition.

     The 1996 Act, FCC and PA PUC regulatory proceedings and the evolution towards a more competitive marketplace have created some uncertainty in respect to the levels of North Pittsburgh's revenue growth in the future. However, its unique location in a growing commercial/residential suburban traffic corridor to the north of the City of Pittsburgh, its state-of-the-art switching transmission and transport facilities and its extensive fiber network place North Pittsburgh in a solid position to meet competition and minimize any loss of revenues. At the same time, the Registrant through its Penn Telecom subsidiary is presently offering competitive local exchange service in the local exchange territories of Verizon and Sprint and presently has almost 10,450 access line equivalents. In addition, North Pittsburgh continues to make its network flexible and responsive to the needs of its customers in order to meet competitive threats. New services, access line growth and anticipated usage growth are expected to lessen or offset any reductions in North Pittsburgh's revenue sources.

2.   Results of Operations
     ---------------------

     Total operating revenues increased $1,850,000 (9.7%) in the three-month period ended March 31, 2001 over the comparable period in 2000. This increase was primarily the result of increases in local network services of $1,236,000 (34.2%), long distance and access services of $471,000 (3.7%)
     and other operating revenues of $333,000 (26.1%), offset partially by a decrease in telecommunication equipment sales of $114,000 (19.0%). Increased local network service revenues were attributable to customer growth for both the independent local exchange carrier (ILEC) and the CLEC, growth in second lines, expanded penetration of enhanced services and a rate band reclass effective in December of 2000. Higher long distance and access service revenues were attributable to an increase in the number of customers and minutes of use for both the ILEC and CLEC, an increase in both wholesale and retail digital subscriber lines (DSL) and an increase in high capacity circuits sold. The increase in other operating revenues was primarily due to the growth of Internet access customers. Telecommunication equipment sales decreased as a result of lower key system, private branch exchange and additional equipment sales.

     Total operating expenses for the three-month period ended March 31, 2001 increased $2,881,000 (19.5%) over the comparable period in 2000. That change was primarily the result of increases in network and other operating expenses of $2,536,000 (27.0%) and depreciation and amortization expenses of $598,000 (15.4%), offset partially by a decrease in telecommunication equipment expenses of $194,000 (34.9%). The increase in network and other operating expenses was due to several factors. First, there was an increase in personnel and operating costs due to an expansion of the existing ILEC business to service the needs of North Pittsburgh's territory which is located within a growing commercial and residential market. CLEC operating expenses also grew larger with an increase in personnel and other expenses due to start-up activities associated with the growth of the CLEC in its foothold north of the city of Pittsburgh as well as an expansion into the city of Pittsburgh and surrounding areas. The expansion was facilitated through the implementation of a long-term strategic relationship with an electric utility to lease fiber optic loops throughout the entire Pittsburgh region. The operating expenses of Pinnatech also increased as a result of the expansion in its Internet-related activities. However, with the closure of the Nauticom Sports Network (NSN) in the fourth quarter of 2000, the operating margin for Pinnatech for the three-month period ended March 31, 2001 improved $32,000 from the comparable period in 2000. Advertising expense to promote the expansion efforts described above for all companies of the Registrant increased approximately $395,000 for the three-month period ended March 31, 2001 from the comparable period in 2000. Finally, the Registrant incurred a charge of $318,000 to reduce inventory to the lower of cost or market during the three-month period ended March 31, 2001. As the Registrant has successfully upgraded the majority of its network with twenty-first century state-of-the-art equipment, substantial retirements of legacy equipment were made in the first quarter of 2001. In conjunction with these retirements, inventory on hand, which the Registrant maintains to support or serve as backup parts for the legacy equipment, was evaluated and adjusted to the lower of cost or market.

     The growth in depreciation and amortization expenses of $598,000 (15.4%) was the direct result of the growth in fixed assets to service current and future customer needs. The Registrant has made gross property additions of $103 million over the past five years to implement state-of-the-art switching transmission and transport facilities, an extensive fiber network and broadband capability via DSL technology to 96% of North Pittsburgh's lines and to support the build-out of the CLEC operations.

     The decrease in telecommunication and equipment expense of $194,000 (34.9%) was a direct result of the decrease in telecommunication equipment sales of 19.0% and improved margins recognized on current year sales. Overall, the increase in total operating revenues of $1,850,000 discussed above, coupled with the increase in total operating expenses of $2,881,000, resulted in a 24.0% decrease in net operating revenues for the three-month period ended March 31, 2001 compared to the comparable period in 2000.

     Interest expense increased $251,000 due to increased debt borrowings. Sundry income, net decreased $394,000 due to decreased levels of equity income from partnerships as well as slight losses on the sale of marketable securities as compared to gains in the prior period. The decrease in net operating revenues for the three-month period ended March 31, 2001, in conjunction with the increase in interest expense and decrease in Sundry income, net, resulted in a decrease of $1,622,000 (38.8%) in earnings before income taxes.

3.   NSN Restructuring
     -----------------

     As described in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, a pretax charge of $972,000 was recorded in network and other operating expenses to cover the restructuring costs associated with the shut down of the Nauticom Sports Network (NSN) in the fourth quarter of 2000.

     The business restructuring charge of $972,000 included restructuring liabilities of $671,000 and asset impairments of $301,000. The restructuring liabilities consisted of $432,000 for employee severance payments and related taxes for 30 people who were involuntarily terminated, $122,000 for future operating lease expense associated with a leased facility under contract which will no longer be used and $117,000 for other charges associated with the restructuring. As of December 31, 2000, all employees had been terminated and all severance payments and related taxes had been paid, making the remaining restructuring accrual liability $239,000 as of December 31, 2000.

     In the first quarter of 2001, payments in the amount of $72,000 were made in accordance with lease obligations and other charges, reducing the remaining restructuring accrual liability to $167,000 as of March 31, 2001. No additions or reversals to the accrual were made during the first quarter of 2001.



                                    PART I


                                    ITEM 3

                   QUANTITATIVE AND QUALITATIVE DISCLOSURES

                               ABOUT MARKET RISK

1. There have been no material changes in reported market risks faced by the Registrant since December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NORTH PITTSBURGH SYSTEMS, INC.
                                          ------------------------------
                                                    (Registrant)






Date  May 9, 2001                  /s/ H. R. Brown
    --------------------           --------------------------------------
                                   H. R. Brown, President






Date  May 9, 2001                  /s/ A. P. Kimble
    --------------------           --------------------------------------
                                   A. P. Kimble, Vice President,
                                   Treasurer and Chief Accounting Officer

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

(18)           Letter re change in accounting               Not Applicable
               principles

(19)           Report furnished to security holders         Not Applicable

(22)           Published report regarding matters           Not Applicable
               submitted to a vote of security holders

(23)           Consents of experts and counsel              Not Applicable

(24)           Power of attorney                            Not Applicable

(99)           Additional exhibits                          Not Applicable

          (b)  Reports on Form 8-K - No reports on Form 8-K were filed during
               -------------------
               the quarter ended March 31, 2001.