Form 10-Q
period 2001-06-30
NORTH PITTSBURGH SYSTEMS INC
filed 2001-08-10
CIK 764765

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549


(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended             June 30, 2001
                                    -------------------------------------

                                       OR


{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number                      0-13716
                      ---------------------------------------------------------


                     NORTH PITTSBURGH SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                     25-1485389
----------------------------------       --------------------------------------
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

YES   X      NO ____
    -----

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Common Stock Outstanding
                            ------------------------

At August 3, 2001, the Registrant had 15,005,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                     PART I
                                     ITEM 1
                              FINANCIAL STATEMENTS
                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                     (Thousands - Except Per Share Amounts)


                                                                   For the Three Months                 For the Six Months
                                                                      Ended June 30                       Ended June 30
                                                                ----------------------------       ---------------------------

                                                                     2001            2000             2001             2000
                                                                 ----------       ----------       ---------         ---------
Operating revenues:
     Local network services                                     $    4,976       $     3,782       $     9,825        $    7,395
     Long distance and access services                              13,304            13,935            26,552            26,727
     Directory advertising, billing & other services                   605               748             1,196             1,415
     Telecommunication equipment sales                                 631               533             1,118             1,134
     Other operating revenues                                        1,813             1,224             3,540             2,604
                                                                ----------       -----------       -----------        ----------

         Total Operating Revenues                                   21,329            20,222            42,231            39,275


Operating expenses:
     Network and other operating expenses                           10,640            11,042            22,505            20,437
     Depreciation and amortization                                   4,217             4,118             8,694             7,997
     State and local taxes                                             794               838             1,666             1,768
     Telecommunication equipment expenses                              567               528               992             1,083
                                                                ----------       -----------       -----------        ----------

         Total Operating Expenses                                   16,218            16,526            33,857            31,285
                                                                ----------       -----------       -----------        ----------

       Net Operating Revenues                                        5,111             3,696             8,374             7,990


Other expense (income), net:
     Interest expense                                                  954               694             1,843             1,333
     Interest income                                                  (309)             (284)             (646)             (567)
     Sundry expense (income), net                                       67            (2,353)              214            (2,600)
                                                                ----------       -----------       -----------        ----------

                                                                       712            (1,943)            1,411            (1,834)
                                                                ----------       ------------      -----------        ----------

         Earnings before income taxes                                4,399             5,639             6,963             9,824

Income taxes                                                         1,840             2,363             2,930             4,112
                                                                ----------       -----------       -----------        ----------

         Net earnings                                           $    2,559       $     3,276       $     4,033        $    5,712
                                                                ==========       ===========       ===========        ==========


Weighted average common shares outstanding                          15,005            15,005            15,005            15,005
                                                                ==========       ===========       ===========        ==========

Basic and diluted earnings per share of
     common stock                                               $      .17       $       .22       $       .27        $      .38
                                                                ==========       ===========       ===========        ==========

Dividends per share of common stock                             $      .17       $       .17       $       .34        $      .33
                                                                ==========       ===========       ===========        ==========

     See accompanying notes to condensed consolidated financial statements.

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                                             (Unaudited)
                                                                               June 30               Dec. 31
                         ASSETS                                                 2001                  2000
                         ------                                            ---------------      ---------------

Current Assets:
     Cash and temporary investments                                         $      29,812        $      19,240
     Marketable securities available for sale                                         249                5,026
     Accounts receivable:
       Customers, net of allowance for doubtful accounts of
         $327 and $559, respectively                                                5,045                5,077
       Access service settlements and other                                         8,326                8,159
     Prepaid expenses                                                                 345                  462
     Inventories of construction and operating materials and
       supplies                                                                     3,784                4,783
     Prepaid taxes other than income taxes                                            500                    -
     Federal and state income taxes                                                     -                   16
     Deferred income tax                                                                -                  933
                                                                            -------------        -------------

         Total current assets                                                      48,061               43,696
                                                                            -------------        -------------

Property, plant and equipment:
     Land                                                                             475                  475
     Buildings                                                                     13,437               13,071
     Equipment                                                                    168,247              173,293
     Assets held under capital lease                                                9,935                8,875
                                                                            -------------        -------------

                                                                                  192,094              195,714
     Less accumulated depreciation and amortization                                91,843               99,176
                                                                            -------------        -------------

                                                                                  100,251               96,538
     Construction in progress                                                       3,701                7,540
                                                                            -------------        -------------
         Total property, plant and equipment, net                                 103,952              104,078

Investments                                                                        11,054               11,170
Deferred financing costs                                                              633                  675
Other assets                                                                        1,262                1,335
                                                                            -------------        -------------

                                                                            $     164,962        $     160,954
                                                                            =============        =============

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
     Current portion of long-term debt                                      $       4,093        $       3,519
     Obligation under capital lease                                                   857                  747
     Accounts payable                                                               6,405                6,992
     Dividend payable                                                               2,551                2,551
     Other accrued liabilities                                                      3,452                3,318
     Federal and state income taxes                                                   125                    -
                                                                            -------------        -------------

         Total current liabilities                                                 17,483               17,127
                                                                            -------------        -------------

Long-term debt                                                                     49,270               45,377
Obligation under capital lease                                                      7,686                7,137
Deferred income taxes                                                               9,490                9,645
Accrued pension and postretirement benefits                                         6,124                5,781
Other liabilities                                                                   1,791                1,693

Shareholders' equity:
     Capital stock/Common stock                                                     2,350                2,350
     Capital in excess of par value                                                 2,215                2,215
     Retained earnings                                                             69,114               70,183
     Less cost of treasury stock (2001 and 2000-35,000 shares)                       (508)                (508)
     Accumulated other comprehensive income-unrealized loss
       on available for sale securities, net                                          (53)                 (46)
                                                                            -------------        -------------

         Total shareholders' equity                                                73,118               74,194
                                                                            -------------        -------------

                                                                            $     164,962        $     160,954
                                                                            =============        =============

    See accompanying notes to condensed consolidated financial statements.

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Thousands of Dollars)

                                                                                            For the Six Months
                                                                                               Ended June 30
                                                                                  ---------------------------------------
                                                                                      2001                       2000
                                                                                  -------------             -------------
Cash from operating activities:
     Net earnings                                                                 $       4,033             $       5,712
     Adjustments to reconcile net earnings to net cash from
       operating activities:

         Depreciation and amortization                                                    8,694                     7,997
         Gain on sale of marketable securities                                              (55)                   (2,163)
         Equity losses (income) of affiliated companies                                      59                      (361)
         Changes in assets and liabilities:
           Accounts receivable                                                             (135)                     (963)
           Inventories of construction and operating materials
              and supplies                                                                  999                      (817)
           Deferred financing costs, prepaid expenses and
              other assets                                                                  232                       524
           Prepaid taxes                                                                   (500)                     (506)
           Accounts payable                                                                (587)                     (463)
           Other accrued liabilities                                                        232                        48
           Accrued pension and postretirement benefits                                      343                       396
           Federal and state income taxes                                                   141                       (78)
           Deferred income taxes                                                            783                       325
           Other, net                                                                      (128)                      109
                                                                                  -------------             -------------
                  Total adjustments                                                      10,078                     4,048
                                                                                  -------------             -------------

                  Net cash from operating activities                                     14,111                     9,760
                                                                                  -------------             -------------

Cash used for investing activities:
     Expenditures for property and equipment                                             (7,406)                  (14,405)
     Net salvage on retirements                                                              26                       106
                                                                                  -------------             -------------

                  Net capital additions                                                  (7,380)                  (14,299)
                                                                                  -------------             -------------

     Purchase of marketable securities available for sale                                (1,045)                   (6,103)
     Proceeds from sale of marketable securities available for sale                       5,865                    12,469
     Distributions from affiliated entities                                                  57                       142
                                                                                  -------------             -------------

                  Net cash used for investing activities                                 (2,503)                   (7,791)
                                                                                  -------------             -------------

Cash used for financing activities:
     Cash dividends                                                                      (5,102)                   (4,802)
     Principal payments under capital lease obligation                                     (401)                     -
     Retirement of debt                                                                  (1,786)                   (1,353)
     Proceeds from issuance of new debt                                                   6,253                     6,072
                                                                                  -------------             -------------

                  Net cash used for financing activities                                 (1,036)                      (83)
                                                                                  -------------             -------------

Net increase in cash and temporary investments                                           10,572                     1,886

Cash and temporary investments at beginning of period                                    19,240                    12,480
                                                                                  -------------             -------------

Cash and temporary investments at end of period                                   $      29,812             $      14,366
                                                                                  =============             =============

Interest paid                                                                     $       1,794             $       1,294
                                                                                  =============             =============
Income taxes paid                                                                 $       1,800             $       4,615
                                                                                  =============             =============

Supplemental disclosure of noncash financing activities:

A capital lease obligation of $1,060 was incurred when a subsidiary of the Registrant entered into a lease for new equipment during the six-month period ended June 30, 2001.

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

                                                        For the Three Months               For the Six Months
                                                            Ended June 30                    Ended June 30
                                                     -------------------------         --------------------------
                                                     2001                 2000         2001                  2000
                                                     ----                 ----         ----                  ----
         Net income                                  $     2,559   $     3,276         $     4,033    $     5,712
         Unrealized loss on
            marketable securities
            including reclassification
            adjustments, net of tax                          (57)       (1,331)                 (7)        (1,057)
                                                     -----------   -----------         -----------    -----------

               Comprehensive income                  $     2,502   $     1,945         $     4,026    $     4,655
                                                     ===========   ===========         ===========    ===========



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

1.       Financial Condition
         -------------------

         (a)      Changes in Financial Condition
                  ------------------------------

         There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 2000 to June 30, 2001, the end of the six-month period reported herein.

         (b)      Liquidity and Capital Resources
                  -------------------------------

                                                                      June 30,                   December 31,
                                                                        2001                         2000
                                                                 ------------------           -------------------
         Cash and temporary investments                          $       29,812,000           $        19,240,000
         Working capital                                         $       30,578,000           $        26,569,000
         Long-term debt (including current maturities)           $       53,363,000           $        48,896,000

         Cash and temporary investments were $29,812,000 at June 30, 2001 as compared to $19,240,000 at December 31, 2000. The increase was due to the strong cash flows from operations of $14,111,000 for the six-month period ended June 30, 2001 as well as the liquidation of available for sale securities throughout the period, with the proceeds being reinvested into temporary investments. These temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, etc. Management expects to continue the investment of such excess funds throughout 2001, which should enable the Registrant to satisfactorily meet all short-term obligations.

         Working capital levels at June 30, 2001 increased $4,009,000 from December 31, 2000. The increase was the result of strong cash flows from operations as well as a decrease in cash expended for property, plant and equipment, offset partially by lower inventory levels and an increase in the current portion of long-term debt.

         The increase in long-term debt was a result of $6,253,000 of funds advanced to finance capital additions, offset by the scheduled $1,786,000 of principal repayments in the six-month period ended June 30, 2001. In 1996, North Pittsburgh was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the Rural Utilities Service in the maximum principal amount of $75 million. The maximum principal amount is to be advanced periodically over a five-year period, which began on January 2, 1997, for the purpose of furnishing or improving telephone service in rural areas. All advances have a maturity date of December 31, 2012. The total amount outstanding at June 30, 2001 to the FFB under this loan was $35,481,000. In addition, North Pittsburgh had principal payments outstanding of $17,882,000 at June 30, 2001 from loan advances made from 1977 through 1987 from the Rural Telephone Bank (RTB). The advances from the RTB have maturity dates ranging from 2009 through 2019.

         The notes payable to the RTB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the property, plant and equipment of North Pittsburgh are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital and net worth levels are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholders or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, $1,131,000 of North Pittsburgh's retained earnings were available for dividends to the Registrant as of June 30, 2001. Taking the North Pittsburgh restrictions into consideration, consolidated retained earnings of the Registrant of approximately $20,826,000 were available for dividends and other distributions to the Registrant's shareholders as of June 30, 2001.

         North Pittsburgh established a line of credit in 1994 in the amount of $10 million with the Rural Telephone Finance Cooperative that is available for general business purposes. No borrowings have taken place against the line of credit.

         Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at June 30, 2001 amounted to approximately $3,183,000, with such amount being part of the 2001 construction program, which is expected to range between $7 million to $10 million for the second half of 2001. At June 30, 2001, construction work in progress was $3,701,000. Funds for financing construction expenditures in the six-month period ended June 30, 2001 were generated from internal sources and debt financing. Based on its 2001 construction budget and projected cash flows, the Registrant anticipates that cash flows provided by operating activities and cash reserves in 2001 will be sufficient to service long-term debt, to pay dividends and to finance approximately 40% to 60% of capital additions. The balance of capital additions will be financed from debt financing available from the Rural Utilities Service.

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

         (c)      Regulated Industry
                  ------------------

         North Pittsburgh is regulated by the Pennsylvania Public Utility Commission (PA PUC) in regard to its intrastate service offerings. As a result of an amendment to the Pennsylvania Public Utility Code passed in 1993 and filings in related proceedings pursuant thereto, North Pittsburgh, effective January 22, 2001, became subject to an alternative and streamlined form of regulation that utilizes a method of setting rates that differs from the historic method of rate of return regulation. Under this alternative form of regulation, referred to as Chapter 30, North Pittsburgh's rates are determined utilizing a price cap plan. The plan provides a price stability mechanism in which the Company's annual revenues from non-competitive services may be permitted to increase, based on the change reflected in the Gross Domestic Product Price Index, less a productivity offset, with no limitation on the earnings of the Company. In addition, under the plan, services may be declared competitive and thereby freed from price cap regulation.

         In order for North Pittsburgh to avail itself of the alternative price cap form of regulation, North Pittsburgh, as required by the Chapter 30 rules, has committed to a network modernization plan that provides for the deployment of facilities that will support universal access to broadband services to all customers in the North Pittsburgh service area by the Year 2015.

         In regard to its interstate service offerings, North Pittsburgh is regulated by the Federal Communications Commission (FCC). In the interstate jurisdiction, North Pittsburgh remains subject to traditional rate of return regulation (ROR) as a rural non-price cap incumbent local exchange carrier. On January 5, 2001, the FCC released a Notice of Proposed Rulemaking regarding a combined universal service and access reform proposal that would be applicable to incumbent local exchange carriers such as North Pittsburgh, which are currently regulated under ROR. The proposed rules would allow a gradual and optional transition from ROR regulation to an incentive-based form of regulation over a five-year period. The goal of the plan is to accommodate the vast differences in size and competitive market threat experienced by rural companies while providing service and rate comparability between rural and urban areas. Because the final disposition of the proposed rulemaking is uncertain at this time, North Pittsburgh is unable to determine the final effect it will have on its operations and revenues.

         The telecommunications industry is continuing to undergo fundamental changes as a result of the passage and implementation of the Federal Telecommunications Act of 1996 (1996 Act). The clear intent of the 1996 Act is to open up the telecommunications markets to competition. North Pittsburgh, however, has been granted a temporary suspension of the
         Section 251(b) and (c) interconnection requirements of the 1996 Act in regard to non-facilities-based competition until July 10, 2002.

         The PA PUC, in an order entered April 10, 2001, granted AT&T Communications and its affiliate, TCG Pittsburgh (AT&T/TCG) authority to provide local dial tone services as a facilities-based Competitive Local Exchange Carrier (CLEC) in the service areas of eight (8) telephone companies in Western Pennsylvania utilizing cable TV facilities. While AT&T/TCG is only authorized to operate in a small portion of the North Pittsburgh service area, North Pittsburgh believes that, as AT&T/TCG begins offering local dial tone services, the Company might experience some loss of access lines and a reduction in toll, access and local service revenue streams due to the AT&T/TCG facilities-based competition.

         The 1996 Act, FCC and PA PUC regulatory proceedings and the evolution toward a more competitive marketplace have created some uncertainty in respect to the levels of North Pittsburgh's revenue growth in the future. However, its unique location in a growing commercial/residential suburban traffic corridor to the north of the City of Pittsburgh, its state-of-the-art switching transmission and transport facilities, its extensive fiber network and its responsiveness to the needs of its customers through new service offerings place North Pittsburgh in a solid position to meet competition and minimize any loss of revenues. At the same time, the Registrant, through its Penn Telecom subsidiary, is presently offering competitive local exchange service in the territories of Verizon and Sprint and presently has approximately 13,500 access line equivalents
         (ALEs), or an increase of approximately 8,150 ALEs from December 31, 2000.


2.       Results of Operations
         ---------------------

         (a)      Six Months Ended June 30, 2001 and 2000
                  ---------------------------------------

         Total operating revenues increased $2,956,000 (7.5%) in the six-month period ended June 30, 2001 over the comparable period in 2000. This increase was primarily the result of increases in local network services of $2,430,000 (32.9%) and other operating revenues of $936,000 (35.9%), offset partially by a decrease in long distance and access services of $175,000 (0.7%) and in directory advertising, billing and other services of $219,000 (15.5%). Increased local network service revenues were attributable to customer growth for both the Registrant's Independent Local Exchange Carrier (ILEC) and CLEC operations, growth in second lines, expanded penetration of enhanced services, and a rate band reclass which received PA PUC approval and became effective in December of 2000. The increase in other operating revenues was primarily due to the growth of Internet access customers, especially for digital subscriber lines (DSL).

         The decrease in long distance and access services were attributable to several factors at North Pittsburgh. Cellular use has continued to make inroads into the traditional wireline business as more and more people make a greater percentage of their calls on the wireless networks. At the same time, intralata toll revenues have continued to decrease with the falling rates for toll calls. In addition, North Pittsburgh has responded to customer demand and the industry trend by offering several intralata toll calling packages. These packages offer both residents and businesses a flat monthly charge for a selected amount of intralata toll minutes, with the average rate per minute at a discount to the traditional per minute billings. Also contributing to the decrease in long distance and access services during the six-month period ended June 30, 2001, as compared to the corresponding period in 2000 were lower intralata settlements with other carriers and lower rates charged for terminating cellular calls. The decreases described above for North Pittsburgh were partially offset by increases in high capacity circuits sold as well as growth in both Penn Telecom's CLEC long distance and access revenues as the CLEC continues to expand its customer base.

         The decrease in directory advertising, billing and other services was mostly attributable to a decrease in carrier billing and collection revenues. North Pittsburgh has contracts with several interexchange carriers and other telecommunication companies in which it earns fees for performing billing and collection services on behalf of these companies. North Pittsburgh has seen the volume of services and calls billed on behalf of these companies decrease in the past year, mostly as a result of more companies bringing these functions in-house.

         Total operating expenses for the six-month period ended June 30, 2001 increased $2,572,000 (8.2%) over the preceding year. That change was primarily the result of increases in network and other operating expenses of $2,068,000 (10.1%) and depreciation and amortization expenses of $697,000 (8.7%). The increase in network and other operating expenses was due to several factors. CLEC operating expenses grew larger with an increase in personnel and operating costs to support the growth of the CLEC in its foothold north of the city of Pittsburgh as well as an expansion into the city of Pittsburgh and all surrounding areas. This expansion was facilitated through the implementation of a long-term strategic relationship with an electric utility to lease fiber optic loops throughout the entire Pittsburgh region. Advertising expense also increased approximately $210,000 for the six-month period ended June 30, 2001 from the preceding year period to promote the expansion efforts described above for all companies of the Registrant. In addition, the Registrant incurred a charge of $318,000 to reduce inventory to the lower of cost or market during the first quarter of 2001. As the Registrant has successfully upgraded the majority of its network with twenty-first century state-of-the-art equipment, substantial retirements of legacy equipment were made in the first quarter of 2001. In conjunction with these retirements, inventory on hand, which the Registrant maintained to support or serve as backup parts for the legacy equipment, was evaluated and adjusted to the lower of cost or market.

         Another matter impacting the results of the six-month period was the Nauticom Sports Network (NSN) which, as discussed in section 3 below, Pinnatech terminated in December, 2000. With the closure of the NSN in the fourth quarter of 2000, the operating margin for Pinnatech for the six-month period ended June 30, 2001 has improved by 33.0 percentage points from the comparable period in 2000.

     Further impacting results for the six-months ended June 30, 2001 was a cost reduction program instituted in the first quarter of 2001. As mentioned under the "Regulated Industry" section of this document, the clear intent of the 1996 Act as well as some current FCC and PA PUC regulatory proceedings is to open up the telecommunications market to competition. Although North Pittsburgh has yet to see any material impact on its revenues or loss of access lines, it has adopted a pro-active approach to cost reduction. The cost reduction program involved not only the elimination of direct external expenses such as a large reduction in the use of outside contractors, but also involved improving operating procedures. Internal processes and procedures have been re-engineered to maximize both labor and material usage as well as inventory levels.

     The growth in depreciation and amortization expenses of $697,000 (8.7%) for the six-month period ended June 30, 2001 over the comparable period for the preceding year was the direct result of the growth in fixed assets to service current and future customer needs. In this regard, it is significant that the Registrant has made gross property additions of $104 million over the past five years to implement state-of-the-art switching transmission and transport facilities, an extensive fiber network and broadband capability via DSL technology to 96% of North Pittsburgh's lines and to support the build-out of the CLEC operations.

     Interest expense increased $510,000 (38.3%) for the current six-month period due to increased debt borrowings and interest expense associated with the capital lease for fiber optic loops. Sundry income, net, decreased $2,814,000 for the period, due mostly to an approximate $2,100,000 decrease in gains on available for sale securities and $376,000 in decreased levels of equity income from partnerships.

     Although the net operating revenues of the Registrant increased $384,000 (4.8%) for the six-month period ended June 30, 2001, the increase in interest expense and decrease in Sundry income, net, resulted in a decrease of $2,861,000 (29.1%) in earnings before income taxes.

     (b) Three-months ended June 30, 2001 and 2000
         -----------------------------------------

     Fluctuations in the revenue and expenses for the three-month period ended June 30, 2001, as compared to the same quarterly period in 2000, are generally attributable to the same reasons discussed in the six-month comparisons above with the exception of network and other operating expenses which decreased $402,000 (3.6%) for the second quarter of 2001 from the comparable period in 2000. Although network and other operating expenses actually increased $2,068,000 (10.1%) for the six-month period ended June 30, 2001 from the comparable prior year six-month period, the increase was a result of higher first quarter 2001 costs. As described above, the first quarter of 2001 included a non-recurring $318,000 charge to reduce inventory to the lower of cost or market. In addition, many of the benefits of the cost reduction program which were conceived and instituted during the first quarter of 2001 for North Pittsburgh were not realized until the second quarter of 2001. Network and other operating expenses for North Pittsburgh for the second quarter of 2001 decreased approximately $1,180,000 from the comparable quarter in 2000. Expenses also decreased from the prior year second quarter as a result of the closure of the NSN. These reductions were partially offset by growing network and other operating expenses for CLEC operations in order to support its higher revenue and customer base.

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

     In the six-month period ended June 30, 2001, payments in the amount of $92,000 were made in accordance with lease obligations and other NSN restructuring charges, reducing the remaining restructuring accrual liability to $147,000 as of June 30, 2001. No additions or reversals to the accrual were made during the six-month period ended June 30, 2001.

4.   New Accounting Pronouncements
     -----------------------------

     In July, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". The pronouncement is effective for the Registrant's year beginning January 1, 2002. As of June 30, 2001, the Registrant had a net book value of $579,000 in equity method goodwill (recorded under "Investments") as the result of the purchase of additional interest in the Pennsylvania RSA 6(II) Limited Partnership in September, 2000. SFAS No. 142 discontinues the amortization of equity method goodwill and prescribes that the Registrant continues to test for impairment in accordance with Accounting Principles Board (APB) Opinion 18. As the annual amortization of the goodwill was $30,000, the Registrant does not believe that this pronouncement will have a significant impact on the consolidated financial statements.

                                    PART I

                                    ITEM 3

                   QUANTITATIVE AND QUALITATIVE DISCLOSURES

                               ABOUT MARKET RISK

There have been no material changes in reported market risks faced by the Registrant since the end of the preceding fiscal year on December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NORTH PITTSBURGH SYSTEMS, INC.
                                             ------------------------------
                                                     (Registrant)


Date August 10, 2001                    /s/ H. R. Brown
    --------------------                --------------------------------------
                                        H. R. Brown, President


Date August 10, 2001                    /s/ A. P. Kimble
    --------------------                --------------------------------------
                                        A. P. Kimble, Vice President, Treasurer
                                        and Chief Accounting Officer

                                    PART II

                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a)    The 2001 Annual Meeting of Shareholders was held on May 18,
                2001.

         (b, c) The only matter voted upon at the Annual Meeting was the election of Directors. The vote tabulation in respect to each nominee to serve as a Director until the 2002 Annual Meeting of Shareholders is shown in the following table:

                                          Number of        Number of
                                           Shares           Shares
                      Name              Voted in Favor     Withheld
                      ----              --------------     --------

                 Nominees Elected:
                 ----------------

                 Harry R. Brown           12,146,099        417,531
                 Dr. Charles E. Cole      12,216,775        346,855
                 Allen P. Kimble          12,164,739        398,891
                 Stephen G. Kraskin       12,212,254        351,376
                 David E. Nelsen          11,818,786        744,844
                 Jay L. Sedwick           12,192,064        371,566
                 Charles E. Thomas, Jr.   12,221,060        342,570

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
                --------

    Exhibit
    Number                         Subject                                              Applicability
    ------                         -------                                              -------------
   (2)                Plan of acquisition, reorganization,           Not Applicable
                      arrangement, liquidation or
                      succession


   (3) (i)            Articles of Incorporation                      Provided  in  Quarterly  Report on Form 10-Q for the quarter ended June 30, 1996 and Incorporated Herein by Reference.


   (3) (ii)           By-Laws                                        Provided  in Annual  Report on Form 10-K for the year ended
                                                                     December 31, 1998 and Incorporated Herein by Reference.

   (4)                Instruments defining the rights of             Provided in Registration of Securities of Certain Successor
                      security holders including indentures          Issuers on Form 8-B filed on June 25, 1985 and Incorporated
                                                                     Herein by Reference.

    Exhibit
    Number                         Subject                                                Applicability
    ------                         -------                                                -------------
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


   (18)               Letter re change in accounting                   Not Applicable
                      principles


   (19)               Report furnished to security holders             Not Applicable


   (22)               Published report regarding matters               Not Applicable
                      submitted to a vote of security holders


   (23)               Consents of experts and counsel                  Not Applicable


   (24)               Power of attorney                                Not Applicable


   (99)               Additional exhibits                              Not Applicable

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the
              -------------------
              quarter ended June 30, 2001.