Form 10-Q
period 2001-09-30
NORTH PITTSBURGH SYSTEMS INC
filed 2001-11-08
CIK 764765

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended               September 30, 2001
                                    --------------------------------------------


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

                            YES  X        NO _____
                                ---

                      APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Common Stock Outstanding
                            ------------------------

At November 2, 2001, the Registrant had 15,005,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                    PART I
                                    ITEM 1
                             FINANCIAL STATEMENTS
                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (Thousands - Except Per Share Amounts)

                                                           For the Three Months      For the Nine Months
                                                              Ended Sept. 30            Ended Sept. 30
                                                           --------------------      -------------------

                                                             2001        2000          2001       2000
                                                           --------     -------      --------    -------
Operating revenues:
  Local network services                                    $ 5,107     $ 3,862       $14,931    $11,257
  Long distance and access services                          14,720      13,536        41,272     40,261
  Directory advertising, billing & other services               566         678         1,763      2,093
  Telecommunication equipment sales                             724         537         1,842      1,671
  Other operating revenues                                    1,823       1,322         5,363      3,927
                                                           --------     -------      --------    -------

     Total Operating Revenues                                22,940      19,935        65,171     59,209


Operating expenses:
  Network and other operating expenses                       11,298      11,837        33,803     32,274
  Depreciation and amortization                               4,306       4,355        13,000     12,352
  State and local taxes                                         607         813         2,273      2,581
  Telecommunication equipment expenses                          794         467         1,786      1,549
                                                           --------     -------      --------    -------

     Total Operating Expenses                                17,005      17,472        50,862     48,756
                                                           --------     -------      --------    -------

   Net Operating Revenues                                     5,935       2,463        14,309     10,453


Other expense (income), net:
  Interest expense                                              951         912         2,794      2,245
  Interest income                                              (277)       (413)         (922)      (980)
  Sundry income, net                                           (290)       (114)          (77)    (2,714)
                                                           --------     -------      --------    -------

                                                                384         385         1,795     (1,449)
                                                           --------     -------      --------    -------
     Earnings before income taxes                             5,551       2,078        12,514     11,902

Income taxes                                                  2,324         920         5,253      5,032
                                                           --------     -------      --------    -------

     Net earnings                                           $ 3,227     $ 1,158       $ 7,261    $ 6,870
                                                           ========     =======      ========    =======


Weighted average common shares outstanding                   15,005      15,005        15,005     15,005
                                                           ========     =======      ========    =======

Basic and diluted earnings per share of
  common stock                                              $   .22     $   .08       $   .48    $   .46
                                                           ========     =======      ========    =======

Dividends per share of common stock                         $   .17     $   .17       $   .51    $   .50
                                                           ========     =======      ========    =======

     See accompanying notes to condensed consolidated financial statements.

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                                                               (Unaudited)
                                                                Sept. 30     Dec. 31
              ASSETS                                               2001       2000
              ------                                             --------   --------
Current Assets:
  Cash and temporary investments                                 $ 32,855   $ 19,240
  Marketable securities available for sale                            245      5,026
  Accounts receivable:
   Customers, net of allowance for doubtful accounts of
     $418 and $559, respectively                                    5,241      5,077
   Access service settlements and other                             8,042      8,159
  Prepaid expenses                                                    614        462
  Inventories of construction and operating materials and
   supplies                                                         2,959      4,783
  Prepaid taxes other than income taxes                               438          -
  Federal and state income taxes                                        -         16
  Deferred income tax                                                   -        933
                                                                 --------   --------

     Total current assets                                          50,394     43,696
                                                                 --------   --------

Property, plant and equipment:
  Land                                                                475        475
  Buildings                                                        13,486     13,071
  Equipment                                                       170,402    173,293
  Assets held under capital lease                                  10,009      8,875
                                                                 --------   --------
                                                                  194,372    195,714
  Less accumulated depreciation and amortization                   95,716     99,176
                                                                 --------   --------
                                                                   98,656     96,538
  Construction in progress                                          3,510      7,540
                                                                 --------   --------
     Total property, plant and equipment, net                     102,166    104,078

Investments                                                        11,608     11,170
Deferred financing costs                                              612        675
Other assets                                                        1,187      1,335
                                                                 --------   --------

                                                                 $165,967   $160,954
                                                                 ========   ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Current portion of long-term debt                              $  4,109   $  3,519
  Obligation under capital lease                                      880        747
  Accounts payable                                                  5,884      6,992
  Dividend payable                                                  2,551      2,551
  Other accrued liabilities                                         3,820      3,318
  Federal and state income taxes                                    1,491          -
                                                                 --------   --------

     Total current liabilities                                     18,735     17,127
                                                                 --------   --------

Long-term debt                                                     48,239     45,377
Obligation under capital lease                                      7,527      7,137
Deferred income taxes                                               9,538      9,645
Accrued pension and postretirement benefits                         6,300      5,781
Other liabilities                                                   1,835      1,693
                                                                 --------   --------

     Total liabilities                                             92,174     86,760
                                                                 --------   --------

Shareholders' equity:
  Capital stock/Common stock                                        2,350      2,350
  Capital in excess of par value                                    2,215      2,215
  Retained earnings                                                69,791     70,183
  Less cost of treasury stock (2001 and 2000-35,000 shares)          (508)      (508)
  Accumulated other comprehensive income-unrealized loss
   on available for sale securities, net                              (55)       (46)
                                                                 --------   --------

     Total shareholders' equity                                    73,793     74,194
                                                                 --------   --------

                                                                 $165,967   $160,954
                                                                 ========   ========

     See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (Thousands of Dollars)

                                                                          For the Nine Months
                                                                            Ended Sept. 30
                                                                          -------------------

                                                                            2001       2000
                                                                          --------   --------
Cash from operating activities:
  Net earnings                                                             $ 7,261   $  6,870
  Adjustments to reconcile net earnings to net cash from
   operating activities:

     Depreciation and amortization                                          13,000     12,352
     Gain on sale of marketable securities                                     (55)    (2,161)
     Equity income of affiliated companies                                    (495)      (494)
     Changes in assets and liabilities:
      Accounts receivable                                                      (47)       (50)
      Inventories of construction and operating materials
       and supplies                                                          1,824        359
      Deferred financing costs, prepaid expenses and
       other assets                                                             59        646
      Prepaid taxes                                                           (438)      (774)
      Accounts payable                                                      (1,108)    (1,013)
      Other accrued liabilities                                                644        704
      Accrued pension and postretirement benefits                              519        515
      Federal and state income taxes                                         1,507       (305)
      Deferred income taxes                                                    833        560
      Other, net                                                                29        (90)
                                                                           -------   --------
          Total adjustments                                                 16,272     10,249
                                                                           -------   --------

          Net cash from operating activities                                23,533     17,119
                                                                           -------   --------

Cash used for investing activities:
  Expenditures for property and equipment                                   (9,734)   (19,564)
  Net salvage on retirements                                                  (249)       141
                                                                           -------   --------

          Net capital additions                                             (9,983)   (19,423)
                                                                           -------   --------

  Purchase of marketable securities available for sale                      (1,045)    (6,580)
  Proceeds from sale of marketable securities available for sale             5,865     14,778
  Investments in affiliated entities                                             -     (1,003)
  Distributions from affiliated entities                                        57        272
                                                                           -------   --------

          Net cash used for investing activities                            (5,106)   (11,956)
                                                                           -------   --------

Cash used for financing activities:
  Cash dividends                                                            (7,653)    (7,353)
  Principal payments under capital lease obligation                           (611)      (812)
  Retirement of debt                                                        (2,801)    (2,130)
  Proceeds from issuance of new debt                                         6,253      9,366
                                                                           -------   --------

          Net cash used for financing activities                            (4,812)      (929)
                                                                           -------   --------

Net increase in cash and temporary investments                              13,615      4,234

Cash and temporary investments at beginning of period                       19,240     12,480
                                                                           -------   --------

Cash and temporary investments at end of period                            $32,855   $ 16,714
                                                                           =======   ========

Interest paid                                                              $ 2,728   $  2,036
                                                                           =======   ========

Income taxes paid                                                          $ 2,974   $  6,013
                                                                           =======   ========


Supplemental disclosure of noncash financing activities:

A capital lease obligation of $1,134 and $8,875 was incurred when a subsidiary of the Registrant entered into a lease for new equipment during the nine-month periods ended September 30, 2001 and September 30, 2000, respectively.

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

                                    For the Three Months    For the Nine Months
                                       Ended Sept. 30         Ended Sept. 30
                                    ---------------------  ---------------------
                                        2001        2000       2001       2000
                                        ----        ----       ----       ----
     Net income                        $3,227      $1,158     $7,261    $ 6,870
     Unrealized loss on
      marketable securities
      including reclassification
      adjustments, net of tax              (2)         51         (9)    (1,006)
                                       ------      ------     ------    -------

        Comprehensive income           $3,225      $1,209     $7,252    $ 5,864
                                       ======      ======     ======    =======

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

1.   Financial Condition
     -------------------


     (a)  Changes in Financial Condition
          ------------------------------

     There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 2000 to September 30, 2001, the end of the nine-month period reported herein.


     (b)  Liquidity and Capital Resources
          -------------------------------

                                                       Sept. 30,   December 31,
                                                         2001          2000
                                                      -----------  ------------

     Cash and temporary investments                   $32,855,000   $19,240,000
     Working capital                                  $31,659,000   $26,569,000
     Long-term debt (including current maturities)    $52,348,000   $48,896,000

     Cash and temporary investments were $32,855,000 at September 30, 2001 as compared to $19,240,000 at December 31, 2000. The increase was due to the strong cash flows from operations of $23,533,000 for the nine-month period ended September 30, 2001 as well as the liquidation of available for sale securities throughout the period, with the proceeds being reinvested into temporary investments. These temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, etc. Management expects to continue the investment of such excess funds throughout 2001, which should enable the Registrant to satisfactorily meet all short-term obligations.

     Working capital levels at September 30, 2001 increased $5,090,000 from December 31, 2000. The increase was the result of strong cash flows from operations as well as a decrease in cash expended for property, plant and equipment, offset partially by lower inventory levels, an increase in the current portion of long-term debt and an increase in federal and state income taxes payable.

     The increase in long-term debt was a result of $6,253,000 of funds advanced to finance capital additions, offset by the scheduled $2,801,000 of principal repayments in the nine-month period ended September 30, 2001. In 1996, North Pittsburgh was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75 million. The maximum principal amount is to be advanced periodically over a five-year period, which began on January 2, 1997, for the purpose of furnishing or improving telephone service in rural areas. All advances have a maturity date of December 31, 2012. The total amount outstanding at September 30, 2001 to the FFB under this loan was $34,709,000. In addition, North Pittsburgh had principal payments outstanding of $17,639,000 at September 30, 2001 from loan advances made from 1977 through 1987 from the Rural Telephone Bank (RTB). The advances from the RTB have maturity dates ranging from 2009 through 2019.

     The notes payable to the RTB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the property, plant and equipment of North Pittsburgh are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital and net worth levels are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholders or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, $3,173,000 of North Pittsburgh's retained earnings were available for dividends to the Registrant as of September 30, 2001. Taking the North Pittsburgh restrictions into consideration, consolidated retained earnings of the Registrant of approximately $21,811,000 were available for dividends and other distributions to the Registrant's shareholders as of September 30, 2001.

     North Pittsburgh established a line of credit in 1994 in the amount of $10 million with the Rural Telephone Finance Cooperative that is available for general business purposes. No borrowings have taken place against the line of credit.

     Consolidated capital expenditure commitments for the purchase and installation of communications and other equipment at September 30, 2001 amounted to approximately $3,191,000, with such amount being part of the 2001 construction program, which is expected to range between $3 million to $5 million for the fourth quarter of 2001. At September 30, 2001, construction work in progress was $3,510,000. Funds for financing construction expenditures in the nine-month period ended September 30, 2001 were generated from internal sources and debt financing. Based on its 2001 construction budget and projected cash flows, the Registrant anticipates that cash flows provided by operating activities and cash reserves in 2001 will be sufficient to service long-term debt and to pay dividends. It is also the Registrant's intent to fund all capital additions through December 31, 2001 through internally generated cash flows and cash reserves. During the first quarter of 2002, the Registrant intends to convert those qualifying RUS expenditures, which are expected to be between 40% to 60% of the fourth quarter capital additions, into long term financing via its current loan agreement with the FFB. Although North Pittsburgh's current loan advancement period from the FFB expires on January 1, 2002, qualifying capital expenditures made during 2001 can be submitted and loan funds advanced during 2002.

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

     In order for North Pittsburgh to avail itself of the alternative price cap form of regulation, North Pittsburgh, as required by the Chapter 30 rules, has committed to a network modernization plan that provides for the deployment of facilities that will support universal access to broadband services to all customers in the North Pittsburgh service area by the Year 2015. With the significant level of investment that North Pittsburgh has made over the past five years, currently 97% of all lines are broadband capable via DSL technology.

     In regard to its interstate service offerings, North Pittsburgh is regulated by the Federal Communications Commission (FCC). In the interstate jurisdiction, North Pittsburgh remains subject to traditional rate of return regulation as a rural non-price cap incumbent local exchange carrier. On October 11, 2001, the FCC adopted an Order that implements a new interstate access charge and universal service regime for rate-of-return local exchange carriers based on a proposal originally filed by the Multi Association Group (MAG). The FCC's action was designed to carry out the universal service policies embodied in the Federal Telecommunications Act of 1996 (1996 Act). According to the FCC, the Order seeks to accomplish three specific goals:

     1. Align interstate access rate structures more closely with the manner in which costs are incurred by driving per minute access charges towards lower, more cost based levels.

     2. Remove implicit support for universal service with explicit support that is portable to all eligible telecommunications carriers on a competitively neutral basis. The FCC believes that this will provide a more equal footing for competitors in the local and long distance markets.

     3. Provide certainty and stability for the small and mid-sized local telephone companies serving rural and high-cost areas by permitting these carriers to continue to set rates based on a rate-of-return of 11.25%, thereby encouraging investment in rural America.

     As of the date of this report, the FCC had not yet released the actual Order, so North Pittsburgh is unable to determine the full extent of the Order on its operations and revenues. In addition, the FCC, in conjunction with the MAG Order, adopted a Further Notice of Proposed Rulemaking (FNPRM) that seeks additional comment on the MAG proposal regarding an incentive regulation plan and other means of providing opportunities for rate-of-return carriers to increase their efficiency and competitiveness. The final outcome of this FNPRM and its effect on North Pittsburgh is unknown at this time.

     The telecommunications industry is continuing to undergo other fundamental changes as a result of the passage and implementation of the 1996 Act. The clear intent of the 1996 Act was to open up the telecommunications markets to competition. North Pittsburgh, however, has been granted a temporary suspension of the Section 251(b) and (c) interconnection requirements of the 1996 Act in regard to non-facilities-based competition until July 10, 2002.

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

     The 1996 Act, FCC and PA PUC regulatory proceedings and the evolution toward a more competitive marketplace have created some uncertainty in respect to the levels of North Pittsburgh's revenue growth in the future. However, its unique location in a growing commercial/residential suburban traffic corridor to the north of the City of Pittsburgh, its state-of-the-art switching transmission and transport facilities, its extensive fiber network and its responsiveness to the needs of its customers through new service offerings place North Pittsburgh in a solid position to meet competition and minimize any loss of revenues. At the same time, the Registrant is also taking advantage of the opportunities provided by the evolution to a more competitive market place and is offering, through its Penn Telecom subsidiary, is presently offering CLEC service in the territories of Verizon and Sprint and presently has approximately 15,100 access line equivalents (ALEs) in service, or an increase of approximately 9,750 ALEs from December 31, 2000.


2.   Results of Operations
     ---------------------


     (a)  Nine Months Ended September 30, 2001 and 2000
          ---------------------------------------------

     Total operating revenues increased $5,962,000 (10.1%) in the nine-month period ended September 30, 2001 over the comparable period in 2000. This increase was primarily the result of increases in local network services of $3,674,000 (32.6%), long distance and access services of $1,011,000 (2.5%)
     and other operating revenues of $1,436,000 (36.6%), offset partially by a decrease in directory advertising, billing and other services of $330,000 (15.8%).

     Increased local network service revenues were attributable to customer growth for both the Registrant's Independent Local Exchange Carrier (ILEC) and CLEC operations, expanded penetration of enhanced services and a rate band reclass which received PA PUC approval and became effective in December of 2000. The increases in long distance and access services were attributable to increases in high capacity circuits sold at both the ILEC and CLEC as well as growth in both Penn Telecom's long distance and CLEC access revenues as the CLEC continues to expand its customer base. These increases were partially offset by lower rates charged for terminating cellular calls and a decrease in the ILEC intralata toll revenues. Cellular use has continued to make inroads into the traditional wireline business as more and more people make a greater percentage of their calls on the wireless networks. In addition, intralata toll revenues have continued to decrease with the falling rates for toll calls. North Pittsburgh has responded to customer demand and the industry trend by offering several intralata toll-calling packages. These packages offer both residents and businesses a flat monthly charge for a selected amount of intralata toll minutes, with the average rate per minute at a discount to the traditional per minute billings. The increase in other operating revenues was primarily due to the growth of Internet access customers, especially for digital subscriber lines (DSL).

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

     Total operating expenses for the nine-month period ended September 30, 2001 increased $2,106,000 (4.3%) over the preceding year. That change is a result of increases in network and other operating expenses of $1,529,000 (4.7%), depreciation and amortization expenses of $648,000 (5.2%) and telecommunication equipment expenses of $237,000 (15.3%), offset by a decrease in state and local taxes of $308,000 (11.9%). The increase in network and other operating expenses was due to increased expenses at the Registrant's CLEC operations, partially offset by decreases in expenses at the ILEC and Pinnatech. CLEC personnel and operating costs grew larger in order to support the revenue growth of the CLEC in its foothold north of the city of Pittsburgh as well as the continued expansion via an edge-out strategy into the city of Pittsburgh and all surrounding areas.

     Network and other operating expenses for the ILEC decreased for the nine-month period ended September 30, 2001 from the comparable prior year period due to a cost reduction program instituted in the first quarter of 2001.
     As mentioned under the "Regulated Industry" section of this report, the clear intent of the 1996 Act as well as some current FCC and PA PUC regulatory proceedings is to open up the telecommunications market to competition. Although North Pittsburgh has yet to see any material impact on its revenues or loss of access lines, it has adopted a pro-active approach to cost reduction. The cost reduction program involved not only the elimination of direct external expenses such as a large reduction in the use of outside contractors, but also involved improving operating procedures. Internal processes and procedures have been re-engineered to maximize both labor and material efficiencies as well as reduce inventory levels. In addition, with the recent completion of the five-year modernization of the ILEC network during 2001, maintenance expense has decreased from prior year levels as legacy equipment has been upgraded and/or replaced.

     Another matter impacting the results of the nine-month period was the shut down of the Nauticom Sports Network (NSN) which, as discussed in section 3 below, Pinnatech terminated in December, 2000. With the closure of the NSN in the fourth quarter of 2000, the operating margin for Pinnatech for the nine-month period ended September 30, 2001 has improved by over $1.1 million from the comparable period in 2000.

     The growth in depreciation and amortization expenses of $648,000 (5.2%) for the nine-month period ended September 30, 2001 over the comparable period for the preceding year was the direct result of the growth in fixed assets over the past several years to service current and future customer needs. In this regard, it is significant that the Registrant has made gross property additions of $101 million over the past five years to implement state-of-the-art switching transmission and transport facilities, an extensive fiber network and broadband capability via DSL technology to 97% of North Pittsburgh's lines and to support the build-out of the CLEC operations.

     The growth in telecommunication equipment expenses of $237,000 (15.3%) for the nine-month period ended September 30, 2001 over the comparable period for the preceding year was a direct result of the increase in telecommunication equipment sales of $171,000. Margins have also decreased from the prior year due to the mix of equipment sales.

     The decrease in state and local taxes of $308,000 (11.9%) for the nine-month period ended September 30, 2001 over the comparable period for the preceding year was mostly attributable to a reduction in public utility realty tax assessment (PURTA) expense from a settled prior year overpayment as well as a decrease in Pennsylvania capital stock tax expense due to a reduction in millage rates from the prior year.

     Interest expense increased $549,000 (24.4%) for the current nine-month period due to increased debt borrowings and interest expense associated with the capital lease for fiber optic loops. Sundry income, net, decreased $2,637,000 for the period, due mostly to an approximate $2,100,000 decrease in gains on available for sale securities and a $154,000 increase in non-operating expense associated with tax adjustments to prior years cellular partnerships' returns.

     Although the net operating revenues of the Registrant increased $3,856,000 (36.9%) for the nine-month period ended September 30, 2001, the increase in interest expense and decrease in Sundry income, net, resulted in a more modest increase of $612,000 (5.1%) in earnings before income taxes.

     (b)  Three-months ended September 30, 2001 and 2000
          ----------------------------------------------

     Fluctuations in the revenue and expenses for the three-month period ended September 30, 2001, as compared to the same quarterly period in 2000, are generally attributable to the same reasons discussed in the nine-month comparisons above with the exception of network and other operating expenses which decreased $539,000 (4.6%) for the third quarter of 2001 from the comparable period in 2000. Although network and other operating expenses actually increased $2,106,000 (4.3%) for the nine-month period ended September 30, 2001 from the comparable prior year nine-month period, the increase was a result of higher first quarter 2001 costs. Many of the benefits of the cost reduction program which were conceived and instituted during the first quarter of 2001 for North Pittsburgh were not realized until the second and third quarters of 2001. Network and other operating expenses for North Pittsburgh for the third quarter of 2001 decreased approximately $520,000 from the comparable quarter in 2000. Expenses also decreased from the prior year third quarter as a result of the closure of the NSN. These reductions were partially offset by growing personnel and network expenses for CLEC operations in order to support its higher revenue and customer base.


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

     In the nine-month period ended September 30, 2001, payments in the amount of $167,000 were made in accordance with lease obligations and other NSN restructuring charges, reducing the remaining restructuring accrual liability to $72,000 as of September 30, 2001. No additions or reversals to the accrual were made during the nine-month period ended September 30, 2001.


4.   New Accounting Pronouncements
     -----------------------------


     In July, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". The pronouncement is effective for the Registrant's year beginning January 1, 2002. As of September 30, 2001, the Registrant had a net book value of $568,000 in equity method goodwill (recorded under "Investments") as the result of the purchase of additional interest in the Pennsylvania RSA 6(II) Limited Partnership in September, 2000. SFAS No. 142 discontinues the amortization of equity method goodwill and prescribes that the Registrant continues to test for impairment in accordance with Accounting Principles Board (APB) Opinion 18. As the annual amortization of the goodwill was $30,000, the Registrant does not believe that this pronouncement will have a significant impact on the consolidated financial statements.

     In June, 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The pronouncement is effective for the Registrant's year beginning January 1, 2003. The Registrant does not expect this pronouncement will have a significant impact on the consolidated financial statements.

     In August, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The pronouncement is effective for the Registrant's year beginning January 1, 2002. The Registrant does not expect this pronouncement will have a significant impact on the consolidated financial statements.

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



                                    NORTH PITTSBURGH SYSTEMS, INC.
                                    -----------------------------------------
                                    (Registrant)



Date November 8, 2001               /s/ H. R. Brown
     -----------------              ------------------------------------------
                                    H. R. Brown, President



Date November 8, 2001               /s/ A. P. Kimble
     -----------------              ------------------------------------------
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


 (15) Letter re unaudited interim financial Not Applicable information


 (18)      Letter re change in accounting         Not Applicable
           principles


 (19)      Report furnished to security holders   Not Applicable


 (22)      Published report regarding matters     Not Applicable
           submitted to a vote of security holders

Exhibit
Number             Subject                             Applicability
------             -------                             -------------


 (23)      Consents of experts and counsel        Not Applicable


 (24)      Power of attorney                      Not Applicable


 (99)      Additional exhibits                    Not Applicable



      (b) Reports on Form 8-K - No reports on Form 8-K were filed during the
          -------------------
          quarter ended September 30, 2001.