Form 10-K
period 2001-12-31
NORTH PITTSBURGH SYSTEMS INC
filed 2002-03-28
CIK 764765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

{  X  }    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


For the fiscal year ended                    December 31, 2001
                           -----------------------------------------------------

                                       OR

{    }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to ________________________


Commission File Number                            0-13716
                       ---------------------------------------------------------

                         North Pittsburgh Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Pennsylvania                                  25-1485389
------------------------------------------     ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)


4008 Gibsonia Road, Gibsonia, Pennsylvania                  15044-9311
------------------------------------------      --------------------------------
 (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code        724/443-9600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:


   Title of Each Class                 Name of each exchange on which registered
---------------------------            -----------------------------------------
         None                                       Not Applicable


                                             (Cover page continued on next page)

Securities registered pursuant to Section 12(g) of the Act:


                   Common Stock, par value $.15625 per share
--------------------------------------------------------------------------------
                                (Title of Class)


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
YES   X              NO
    -----                ----


                         DISCLOSURE PURSUANT TO ITEM 405

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }


          AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES
          -------------------------------------------------------------

Based on the average of the bid and asked prices on March 12, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant is $221,699,000. (Includes 1,552,710 shares beneficially owned by Directors and Officers as a group.)


          OUTSTANDING SHARES OF EACH CLASS OF REGISTRANT'S COMMON STOCK
          -------------------------------------------------------------

                   Class                     Outstanding at March 12, 2002
                   -----                     -----------------------------

Common Stock, Par Value $.15625 per share           15,005,000 shares


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

The information for Item 10, Directors and Executive Officers of the Registrant;
Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, has been incorporated into Part III of this Form 10-K by reference to Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2001.
                                                             (End of cover page)

                                     PART I


Item 1.           Description of Business.
-------           -----------------------

           (a)    General Development of Business:
                  -------------------------------

           North Pittsburgh Systems, Inc. (the Registrant), organized May 31, 1985, is a holding company and has no operating function. Its predecessor, North Pittsburgh Telephone Company (North Pittsburgh or NPTC), a telephone public utility incorporated in 1906, became a wholly-owned subsidiary of the Registrant on May 31, 1985. Penn Telecom, Inc. (Penn Telecom) became a wholly-owned subsidiary of the Registrant on January 30, 1988. Prior to this date, Penn Telecom was a wholly-owned subsidiary of North Pittsburgh. Penn Telecom is certificated as a Competitive Access Provider (CAP) and a Competitive Local Exchange Carrier (CLEC) and has entered into these businesses. Other principal business activities of Penn Telecom consist of the sale, rental and servicing of telecommunications equipment to end users, the resale of bulk billed message toll services and high capacity intercity facilities. Pinnatech, Inc. (Pinnatech), a wholly-owned subsidiary of the Registrant formed in 1995, provides Internet related services including dial up access, digital subscriber line (DSL) circuits, Web design and Web hosting. The Registrant, NPTC, Penn Telecom and Pinnatech operate under the provisions of the Pennsylvania Business Corporation Law. No significant changes in the mode of conducting business by the Registrant or its subsidiaries have occurred since the beginning of the fiscal year ended December 31, 2001.

           (b)    Financial Information About Industry Segments:
                  ---------------------------------------------

           This paragraph is not applicable. The Registrant, through North Pittsburgh, Penn Telecom and Pinnatech, is engaged in the business of providing wireline telecommunications services and equipment, which is considered by the Registrant to be a single segment.

           (c)    Narrative Description of Business:
                  ---------------------------------

           (1)    Business Done and Intended To Be Done:
                  -------------------------------------

                  (i)    Principal Services Rendered.
                         ---------------------------

                  The Registrant, through North Pittsburgh, Penn Telecom and Pinnatech, is engaged in providing the following wireline telecommunications services and equipment to customers generally located in Western Pennsylvania.

                  North Pittsburgh is an incumbent local exchange carrier (ILEC) which furnishes wireline telecommunications services to end user customers and interexchange toll providers, in portions of Allegheny, Armstrong, Butler and Westmoreland Counties.

                  Penn Telecom is a CLEC, interexchange carrier (IXC) and CAP that furnishes wireline telecommunications services throughout Western Pennsylvania.

           Pinnatech is an Internet service provider (ISP) which furnishes Internet access and broadband services throughout Western Pennsylvania.

           The principal categories of service rendered by North Pittsburgh, Penn Telecom and Pinnatech are as follows:

                         Local Network Services. Both North Pittsburgh and Penn
                         ----------------------
Telecom provide local (dial tone), custom calling features and local private line services to residential and business customers in their respective service territories.

                         Network Access Services. Both North Pittsburgh and Penn
                         -----------------------
Telecom provide IXCs, cellular mobile radio service (CMRS) providers and other local exchange carriers (LECs) with access to their switched access facilities for the completion of interstate and intrastate long distance toll calls and also extended area service (EAS) calls. In addition, North Pittsburgh and Penn Telecom provide IXCs, CMRS providers, ISPs, other LECs and end user customers access to private line network facilities for use in transporting voice and data services. These private line data services are referred to as special access and utilize a variety of technologies such as Digital Data Services, Frame Relay, Asynchronous Transfer Mode (ATM), Synchronous Optical Network (SONET), DS-1, DS-3, OC-3, etc.

                         North Pittsburgh, Penn Telecom and Pinnatech all
provide broadband DSL service to end user customers and ISPs on both a wholesale and retail basis. North Pittsburgh and Penn Telecom utilize their own facilities to provide DSL service. Pinnatech is engaged in the resale of DSL services utilizing facilities purchased on a wholesale basis from North Pittsburgh and Penn Telecom. All companies are in direct competition in the broadband market with the cable providers in their respective territories and, to a certain extent, satellite providers. Outside of the North Pittsburgh service territory, Penn Telecom and Pinnatech are also in competition with other ILECs and CLECs.

                         Long Distance Toll Service. North Pittsburgh provides
                         --------------------------
intrastate, intraLATA long distance toll service to residential and business customers throughout its service area. Penn Telecom provides interstate and intrastate long distance toll service on a resale basis to residential and business customers throughout Western Pennsylvania. Both Penn Telecom and North Pittsburgh are in direct competition with other IXCs and wireless providers in these markets.

                         Internet Access Service. Pinnatech provides access to
                         -----------------------
the Internet to end users utilizing both dial-up and broadband facilities such as Frame Relay, DSL and ATM which it purchases on a wholesale basis from North Pittsburgh and Penn Telecom. North Pittsburgh is a reseller of Internet access over its own broadband DSL facilities to end-users. North Pittsburgh purchases the Internet access services from Pinnatech on a wholesale basis.

                         Pinnatech also provides virtual hosting services, web
page design and creation and e-commerce enabling technologies to customers. Internet access service revenues are classified within other operating revenues on the Registrant's Consolidated Statement of Earnings.

                         Directory Advertising, Billing and Other Services.
                         -------------------------------------------------
North Pittsburgh receives revenues from the sale of advertising space in telephone directories and from billing and collection activities. Directory advertising is subject to competition from a number of sources and, to date, efforts to meet such competition have been successful. Billing and collection services are provided to various IXCs, including Penn Telecom.

                         Telecommunications Equipment. Penn Telecom sells, rents
                         ----------------------------
and services telecommunications equipment to customers generally in the Western Pennsylvania area. Penn Telecom has been able to sustain its equipment business activities in a strong, competitive market.

                         Operating Revenues. The respective amounts of operating
                         ------------------
revenues contributed by local network services, long distance and access services, telecommunications equipment sales, directory advertising and billing and collection services and other operating revenues during each of the last three fiscal years are set forth in the Financial Statements and Schedules provided in response to Item 8 and are incorporated herein by reference.

                  (ii)   Other Services.
                         --------------

                         Cellular Partnerships. North Pittsburgh and Alltel
                         ---------------------
Cellular Association of South Carolina, L.P. are Limited Partners with a partnership interest of 3.6 percent each and Cellco Partnership, d.b.a. Verizon Wireless, is both a General and a Limited Partner with partnership interests of
40.0 and 52.8 percent, respectively, in the Pittsburgh SMSA Limited Partnership, which provides cellular radio service (Cellular Service) in and around the Pittsburgh Standard Metropolitan Statistical Area (SMSA) as authorized by the Federal Communications Commission (FCC).

                         North Pittsburgh, Centennial Cellular Telephone Company
of Lawrence (Centennial) and Venus Cellular Telephone Company, Inc. (Venus) are Limited Partners, each with a partnership interest of 14.29 percent, and ALLTEL Communications, Inc. (Alltel), successor to 360(Degree) Communications Inc., is the General Partner with a partnership interest of 57.13 percent, in Pennsylvania RSA 6(I) Limited Partnership, which provides Cellular Service in a Rural Service Area (RSA) consisting of Clarion and Lawrence Counties and the Northern portions of Armstrong and Butler Counties. Alltel's proposed sale of its general partnership interest to Verizon Wireless is presently in litigation, with Venus attempting to exercise a right of first refusal for the purchase of Alltel's entire interest. Earlier, North Pittsburgh and Centennial had declined to exercise their rights of first refusal. North Pittsburgh is not actively participating in the litigation.

                         North Pittsburgh and Venus are Limited Partners with
partnership interests of 23.67 and 16.67 percent, respectively, and Cellco Partnership, d.b.a. Verizon Wireless, is the General Partner with a partnership interest of 59.66 percent, in Pennsylvania RSA 6(II) Limited Partnership, which provides Cellular Service in an RSA consisting of the Southern portions of Armstrong and Butler Counties. In September of 2000, Centennial, a former Limited Partner, sold its 14.29 percent partnership interest in a proportionate manner to North Pittsburgh, Venus and Cellco Partnership. North Pittsburgh paid $1,003,000 for the additional

3.38 percent partnership interest it acquired, which increased North Pittsburgh's overall partnership interest from 20.29 percent to 23.67 percent.

                         Boulevard Communications. Boulevard Communications,
                         ------------------------
L.L.P. (Boulevard) is a Pennsylvania Limited Liability Partnership CAP equally owned by the Registrant and a company in the Armstrong Group. It provides point-to-point data services to businesses in Western Pennsylvania including access to Internet Service Providers, connections to interexchange companies and high-speed data transmission.

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

                  (iv)   Equipment Availability.
                         ----------------------

                         The Registrant and its subsidiaries have not
encountered, nor do they anticipate, any difficulty in obtaining a ready supply of telecommunications equipment from manufacturer suppliers. Although certain individual suppliers may each supply more than 10 percent of their equipment requirements, the Registrant and its subsidiaries are not primarily dependent upon any one supplier and alternative suppliers of telecommunications equipment are readily available.

                  (v)    Certificates, Franchises, Etc. and Licenses.
                         -------------------------------------------

                         North Pittsburgh holds valid, continuing and subsisting
rights, certificates, franchises, licenses (other than those mentioned in the following paragraph) and renewable permits adequate for the conduct of its business in the territory it serves, none of which contains any burdensome restrictions. However, see Regulatory Matters under paragraph (c)(3) of Item 7 concerning, inter alia, the impact of the Telecommunications Act of 1996 (the 1996 Act.)

                         North Pittsburgh has FCC licenses to operate a private
operational telephone maintenance radio service station (WIK 838 expiring on March 20, 2011) and a non-commercial private license for its own maintenance radio service and other purposes (call sign WPCD 845 expiring on April 29, 2003). North Pittsburgh has not encountered in the past, nor does it anticipate in the future, any difficulty in renewing these FCC licenses.

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

                  (xi)   Competition.
                         -----------

                         The competitive environment faced by the Registrant in
respect to the services provided by it or by its subsidiaries is fully discussed under paragraph (c)(1)(i) of this Item 1 and under paragraph (c)(3) of Item 7.

                  (xii)  Research Activities.
                         -------------------

                         The Registrant and its subsidiaries do not engage in
any research activities relating to the development of new products or services or the improvement of existing products or services, and no amounts have been expended in the past three years for such activities.

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

                  (xiv)  Employees.
                         ---------

                         At December 31, 2001, the Registrant, through all of
its subsidiaries, employed 402 persons.



           (d) Financial Information About Geographic Areas. All of the
               --------------------------------------------
Registrant's operations are located in the United States. See financial information provided in Item 14.




Item 2.           Properties.
-------           ----------


           The Registrant owns in fee one of the office/warehouse buildings, which houses the operations of Penn Telecom, and Penn Telecom owns the other.

           The materially important physical properties of North Pittsburgh, all owned in fee (except some rights-of-way) and most of which are held subject to certain mortgage and security agreements executed in connection with loans through the Rural Utilities Service, consist generally of any and all property required to operate a modern telecommunications network and include principally land, buildings, central office equipment, long distance switching facilities, transmission facilities, pole lines, aerial cable, underground cable, aerial wire, buried cable, buried wire, distribution wire, underground conduit, furniture, office and computer equipment, garage facilities, vehicles and work equipment. Such facilities are fully utilized except that improvement and expansion of those facilities are, to the extent possible, made in anticipation of the demand for service. All of the foregoing properties are located within Allegheny, Armstrong, Butler and Westmoreland Counties in Western Pennsylvania.

           From January 1, 1997 to December 31, 2001, the Registrant made gross property additions of approximately $99,465,000 (which is about 49.5% of the original cost of the present telephone plant) and property retirements of approximately $24,096,000. The Registrant's 2002 construction program, subject to adjustment for economic conditions, postponements of housing developments, etc., is projected to approximate 2001 levels, with capital expenditures in the range of $13.0 million to $14.0 million.

Item 3.           Legal Proceedings.
-------           -----------------

           As of the date hereof, except for regulatory matters before the Pennsylvania Public Utility Commission (PA PUC) and FCC, including matters which could result in the expansion of competition, there were no material pending legal or governmental proceedings directly involving the Registrant or its subsidiaries, other than ordinary routine litigation or ordinary routine utility matters incidental to the business and matters as to which the Registrant and its subsidiaries are insured.





Item 4.           Submission of Matters to a Vote of Security Holders.
------            ---------------------------------------------------

           No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

        ADDITIONAL ITEM FOR PART I - EXECUTIVE OFFICERS OF THE REGISTRANT
        -----------------------------------------------------------------

           Information regarding the Registrant's Executive Officers and Chairman of the Board of Directors is provided below. In addition to the positions and business experience related to the Registrant, additional information related to North Pittsburgh Telephone Company, the Registrant's predecessor and principal subsidiary, is also presented.



Executive Officers of the Registrant:
------------------------------------

                                                       Positions and Offices
     Name and Business Experience        Age      with Registrant (1), (2) & (3)
     ----------------------------        ---     -------------------------------


Charles E. Thomas, Jr.                   59            Chairman, Board of
      Registrant and North                                   Directors
      Pittsburgh Telephone Company:
      Chairman of the Board of
      Directors since 1998;
      Director since 1993; Partner
      in the law firm of Thomas,
      Thomas, Armstrong & Niesen,
      Harrisburg, PA, which has been
      retained as general counsel
      to the Registrant since the
      formation of this firm in
      1991; Partner in the law firm
      of Thomas & Thomas from 1977
      to 1990.



Harry R. Brown                           65            Director and President
      Registrant: Director since
      1989; President since 1998;
      Vice President from 1992 to
      1998. North Pittsburgh
      Telephone Company: Director
      since 1989; President and
      General Manager since 1998;
      Vice President - Operations
      from 1987 to 1998; Assistant
      Vice President - Operations
      from 1986 to 1987; Network
      Engineering Manager from 1984
      to 1986; Equipment Supervisor
      from 1975 to 1984.

                                                       Positions and Offices
     Name and Business Experience        Age      with Registrant (1), (2) & (3)
     ----------------------------        ---     -------------------------------


Allen P. Kimble                          55            Director, Vice President
      Registrant: Director since                       and Treasurer
      1998; Vice President since
      1989; Treasurer since
      incorporation in 1985;
      Secretary from 1993 to 1998.
      North Pittsburgh Telephone
      Company: Director since 1998;
      Vice President since 1989;
      Treasurer since 1979;
      Secretary from 1993 to 1998;
      Assistant Vice President from
      1987 to 1989; Assistant
      Secretary from 1977 to 1993.



N. William Barthlow                      47            Vice President and
      Registrant: Vice President                       Secretary
      since 1994; Secretary since
      1998; Assistant Secretary
      from 1993 to 1998; Assistant
      Vice President from 1990 to
      1994. North Pittsburgh
      Telephone Company: Vice
      President - Marketing and
      Revenues since 1994;
      Secretary since 1998;
      Assistant Secretary from 1993
      to 1998; Assistant Vice
      President - Revenue
      Requirements from 1989 to
      1994; Revenue Requirements
      Manager from 1987 to 1989.



Kevin J. Albaugh                         50            Vice President
      Registrant: Vice President
      since 1999. North Pittsburgh
      Telephone Company: Vice
      President - Regulatory
      Affairs since 1999; Manager
      and Assistant Vice President
      - Revenues from 1997 to 1998;
      Revenue Requirements
      Supervisor from 1993 to 1997.

                                                      Positions and Offices
     Name and Business Experience        Age      with Registrant (1), (2) & (3)
     ----------------------------        ---     -------------------------------


Frank A. Macefe                          53            Vice President
      Registrant: Vice President
      since 1999. North Pittsburgh
      Telephone Company: Vice
      President - Sales since 1999;
      Assistant Vice President -
      Marketing from 1989 to 1998;
      Marketing Manager from 1979
      to 1989; Marketing Supervisor
      from 1978 to 1979.



Albert W. Weigand                        43            Vice President
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



(1)      Directors. Messrs. Thomas, Brown and Kimble were elected as Directors
         ---------
         at the 2001 Annual Meeting of Shareholders held May 18, 2001 to serve until the 2002 Annual Meeting of Shareholders. Messrs. Thomas, Brown and Kimble will be nominees for reelection as Directors at the Annual Meeting of Shareholders to be held May 17, 2002.

(2)      Officers. All of the foregoing officers were elected to their
         --------
         respective offices at a Board of Directors' Organizational Meeting which followed the May 18, 2001 Annual Meeting of Shareholders. Executive employment agreements with Messrs. Brown, Kimble, Barthlow, Albaugh, Macefe and Weigand set forth the terms and conditions of their employment.

(3)      Arrangements. There are no arrangements or understandings between any
         ------------
         of the above executive officers and any other person pursuant to which they were elected as an officer.

                                     PART II




Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.
------   ----------------------------------------------------------------------



         (a)      Market Information:
                  ------------------


         The Registrant's Common Stock is registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 and, effective January 10, 1997, the Registrant's Common Stock commenced trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the Symbol `NPSI'. Prior thereto, the stock was not listed on any Stock Exchange and was considered as being traded on the OTC (Over-the-Counter) market. The Nasdaq High and Low sales prices for the Registrant's Common Stock for each quarter of 2001 and 2000 are listed below:


                                  2001         2001        2000        2000
                                  High         Low         High        Low
                                  ----         ---         ----        ---
First Quarter                  $  12.313    $  9.625   $  15.063   $  12.563
Second Quarter                    15.990      10.250      14.750      11.750
Third Quarter                     15.000      11.430      14.750      12.250
Fourth Quarter                    18.970      12.890      14.250      10.563



         (b)      Approximate Number of Holders of Common Stock:
                  ---------------------------------------------


         Calculated on the basis of the number of shareholder accounts, the Registrant had approximately 2,660 common shareholders on March 12, 2002.

         (c)      Common Stock Dividends:
                  ----------------------


         Cash dividends declared per share by the Registrant on the outstanding shares of Common Stock in 2001 and 2000 were as follows:

                                                 2001                   2000
                                                 ----                   ----


 First Quarter                                $       .17            $       .16
 Second Quarter                                       .17                    .17
 Third Quarter                                        .17                    .17
 Fourth Quarter                                       .17                    .17
                                              -----------            -----------

                                              $       .68            $       .67
                                              ===========            ===========



         (d)      Sale of Equity Securities:
                  -------------------------


         There were no sales of equity securities by the Registrant during the twelve months ended December 31, 2001.





Item 6.  Selected Financial Data (Amounts in Thousands Except Per Share Data).
------   --------------------------------------------------------------------



         The following summary of Selected Financial Data for the years 2001 - 1997 should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

                                                   2001              2000             1999               1998               1997
                                               ------------     ------------      ------------       ------------       ------------
Operating revenues                             $     86,444         $  77,851         $  70,322         $  66,375         $  65,554

Operating expenses                                   66,399            65,141            50,837            44,377            44,090
                                                  ---------         ---------         ---------         ---------         ---------

     Net operating revenues                          20,045            12,710            19,485            21,998            21,464

Interest expense                                     (3,733)           (3,140)           (2,263)           (1,884)           (1,710)

Interest income                                       1,118             1,367               976             1,308               608

Sundry income, net                                      406             2,960             3,320             2,360             1,493

Net gain on sale of
     investment*                                         --                --                --                --            14,516
                                                  ---------         ---------         ---------         ---------         ---------

Earnings before income
     taxes                                           17,836            13,897            21,518            23,782            36,371

Income tax expense                                    7,474             6,008             8,833             9,264            14,186
                                                  ---------         ---------         ---------         ---------         ---------

Net earnings                                   $     10,362         $   7,889         $  12,685         $  14,518         $  22,185
                                                  =========         =========         =========         =========         =========

Average common shares
     outstanding                                     15,005            15,005            15,005            15,005            15,019
                                                  =========         =========         =========         =========         =========

Basic and diluted earnings
     per share                                 $        .69         $     .53         $     .85         $     .97         $    1.48
                                                  =========         =========         =========         =========         =========

Dividends declared per share
     of Common Stock                           $        .68         $     .67         $     .64         $     .65         $     .56
                                                  =========         =========         =========         =========         =========

Total assets                                   $    168,963         $ 160,954         $ 147,792         $ 135,315         $ 127,833
                                                  =========         =========         =========         =========         =========

Long-term debt                                 $     47,202         $  45,377         $  38,940         $  32,196         $  27,037
                                                  =========         =========         =========         =========         =========

Long-term obligations under
     capital lease                             $      7,607         $   7,137         $      --         $      --         $      --
                                                  =========         =========         =========         =========         =========



*Net gain on sale of investment in 1997 was a result of a gain recognized in conjunction with the sale of the Registrant's investment in the common stock of Conquest Telecommunications Services Corporation.

                                                             30
Item 7.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations (Amounts in Thousands Except Per
                  ----------------------------------------------------------
                  Share Data and Operating Statistics).
                  ------------------------------------


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

                  (a)    Results of Operations.
                         ---------------------

                  Net earnings for 2001 were $10,362, or $.69 per share, compared to net earnings of $7,889, or $.53 per share for 2000 and $12,685, or $.85 per share for 1999. These fluctuations were attributable to the following factors:

                         (1)   Operating Revenues.
                               ------------------

                               2001/2000
                               ---------

                               Total operating revenues increased $8,593 (11.0%)
during 2001. This increase was primarily the result of increases in local network services of $4,710 (30.5%), long distance and access services of $2,064 (3.9%), telecommunications equipment sales of $338 (15.9%) and other operating revenues of $1,883 (36.3%), offset partially by a decrease in directory advertising, billing and other services of $402 (14.7%).

                               Increases in local network service revenues of
$4,710, or 30.5%, were attributable to several factors, one of which was a rate band reclass at NPTC which received PA PUC approval and became effective in December of 2000. As the density of customers in NPTC's serving area and immediate surrounding territories covered by extended area service agreements increased during the late 1990's and 2000, several of the exchanges in NPTC's territory grew into the next rate band and qualified for an increase in local rates, which contributed approximately $1,350 of the $2,219 increase in NPTC's basic area revenues. The remainder of the increase was due to a higher average number of lines in service than the prior year as well as NPTC's revenue neutral Chapter 30 filing, which became effective in December of 2001 and added approximately $150, with a corresponding decrease in long distance and access services. Also, Penn Telecom's basic area revenues increased $1,144 due to continued successful penetration south of NPTC's territory in the city of Pittsburgh and surrounding areas as well as north of NPTC's territory in the city of Butler, PA. Penn Telecom's basic access lines installed increased from 3,915 as of December 31, 2000, to 8,912 as of December 31, 2001. In addition, primary rate interface (PRI) circuits grew from 30 circuits to 151 circuits over the same period. In addition, vertical feature revenues increased $806 in 2001, due to continued penetration in NPTC's existing territory as well as growth in the number of customers at Penn Telecom.

                               The increase in long distance and access service
revenues of $2,064, or 3.9%, was attributable to an increase in high capacity circuits sold (special access revenues) and an increase in access minutes for both NPTC and Penn Telecom, offset partially by lower toll revenues. Special access revenues increased $1,372 at NPTC and $1,118 at Penn Telecom, mostly as a result of large increases in the number of DS-1 and DS-3 circuits sold. Interstate and intrastate access revenues increased approximately $400, mostly as a result of increased access revenues at Penn Telecom due to the growth in customers producing originating and terminating access revenues. Toll revenues decreased approximately $825 due to a decrease in intraLATA toll revenues at NPTC, partially offset by a growth in both intraLATA and interLATA toll revenues at Penn Telecom. The decrease in intraLATA toll revenues at NPTC was mostly a result of a decrease in market share and loss of minutes of use to such competition as cellular and to a decrease in the average billed rate due to the development of additional calling plans to meet the competitive environment. This decrease was partially offset by an increase in both intraLATA and interLATA toll revenues at Penn Telecom due to the successful bundling of toll with local calling packages. As of December 31, 2001, 75% of Penn Telecom's CLEC customers subscribed to one of its toll packages.

                               Telecommunications equipment sales increased
$338, or 15.9%, due to an increase in private branch exchange and additional equipment sales. The majority of the increase was due to partially depressed sales for the year ended December 31, 2000, as a result of accelerated purchases in 1998 and 1999 to address potential Y2K concerns.

                               The increase in other operating revenues of
$1,883, or 36.3%, was primarily due to the growth in DSL revenues of $1,435 as combined DSL lines (both wholesale and retail) increased from 2,360 as of December 31, 2000, to 4,800 as of December 31, 2001. In addition, net uncollectible revenue charges decreased due to improved cash collection from both retail customers as well as carriers.

                               The decrease in directory advertising, billing
and other services of $402, or 14.7%, was mostly due to a decrease of $350 in carrier billing and collection revenues. NPTC has contracts with several interexchange carriers and other telecommunications companies in which it earns fees for performing billing and collection services on behalf of these companies. NPTC has seen the volume of services and calls billed on behalf of these companies decrease in the past year, mostly as a result of more companies bringing these functions in-house.

                               2000/1999
                               ---------

                               Total operating revenues increased $7,529 (10.7%)
during 2000. This increase was primarily the result of increases in local network services of $1,667 (12.1%), long distance and access services of $5,725 (12.3%) and other operating revenues of $940 (22.1%), offset partially by a decrease in telecommunications equipment sales of $865 (29.0%). Increased local network service revenues were attributable to customer growth for both NPTC and Penn Telecom, growth in second lines and expanded penetration of enhanced services. Higher long distance and access services were attributable to an increase in the number of customers and minutes of use for both NPTC and Penn Telecom, and an increase in high capacity circuits sold. The increase in other operating revenues was primarily due to the growth of Internet access customers and an increase in both wholesale and retail DSL lines. Telecommunications equipment sales decreased as a result of lower key system, private branch exchange and additional equipment sales, mostly due to partially depressed sales as a result of accelerated purchases in 1998 and 1999 to address potential Y2K concerns.

                         (2)   Operating Expenses and Net Revenues.
                               -----------------------------------

                               2001/2000
                               ---------

                               Total operating expenses for 2001 increased
$1,258 (1.9%) over the preceding year. The change was primarily the result of increases in network and other operating expenses of $879 (2.0%), depreciation and amortization expenses of $581 (3.5%) and telecommunications equipment expenses of $173 (11.1%), offset partially by a decrease in state and local taxes of $375 (11.8%).

                               The increase in network and other operating
expenses of $1,258, or 1.9%, was due to increased expenses at Penn Telecom, partially offset by decreases in expenses at NPTC and Pinnatech. CLEC variable costs at Penn Telecom, such as the leasing of unbundled network elements (UNEs) for non-facilities based access lines increased with the overall growth in access lines and revenue. Collocation costs also increased as Penn Telecom expanded into additional incumbent central offices during 2001. In addition, personnel and operating costs grew larger in order to support the revenue growth and overall growth of the network.

                               At NPTC, network and other operating expenses for
the year ended December 31, 2001 decreased by approximately $1,600 from the prior year due to a cost reduction program instituted in the first quarter of 2001. As mentioned under the Regulatory Matters section of this report (paragraph (c)(3) of this section), the clear intent of the 1996 Act as well as some current FCC and PA PUC regulatory proceedings is to open up the telecommunications market to competition. Although NPTC has yet to see any material impact on its revenues or loss of access lines, it has adopted a pro-active approach to cost reduction. The cost reduction program involved not only the elimination of direct external expenses such as a large reduction in the use of outside contractors, but also involved improving operating procedures. Internal processes and procedures have been re-engineered to maximize both labor and material usage as well as inventory levels. In addition, with the recent completion of the five-year modernization of NPTC's network during 2001, maintenance expense has decreased from prior year levels as legacy equipment has been upgraded and/or replaced.

                               At Pinnatech, network and other operating
expenses for the year ended December 31, 2001 decreased approximately $2,100 from the prior year. The decrease was a result of the cessation of costs related to the operating activities and eventual shut down of the Nauticom Sports Network (NSN) in December of 2000.

                               The growth in depreciation and amortization
expenses of $581, or 3.5%, was the direct result of the growth in fixed assets to service current and future customer needs. The Registrant has made gross property additions of $99.5 million over the past five years to implement state-of-the-art switching transmission and transport facilities, an extensive fiber network, broadband capability via DSL technology to 97% of NPTC's lines and to support the build-out of the Penn Telecom CLEC operations.

                               The increase in telecommunications and equipment
expense of $173, or 11.1%, was a direct result of the increase in telecommunications equipment sales of 15.9%.

                               The decrease in state and local taxes of $375, or
11.8%, was mostly attributable to a reduction in public utility realty tax assessment (PURTA) expense in 2001 from a settled prior year overpayment as well as a decrease in Pennsylvania capital stock tax due to a 17% reduction in millage rates from the prior year.

                               Overall, the increase in total operating revenues
of $8,593, coupled with the increase in total operating expenses of $1,258, resulted in a 57.7% increase in net operating revenues in 2001 as compared to 2000.

                               2000/1999
                               ---------

                               Total operating expenses for 2000 increased
$14,304 (28.1%) over the preceding year. The change was primarily the result of increases in network and other operating expenses of $11,950 (37.7%) and depreciation and amortization expenses of $3,063 (22.4%), offset partially by a decrease in telecommunications equipment expenses of $762 (32.8%). The increase in network and other operating expenses resulted from several factors. First, there was an increase in personnel and operating costs due to an expansion of the existing NPTC business to service the needs of its territory which is located within a growing commercial and residential market. Penn Telecom's operating expenses also grew larger with an increase in personnel and other expenses due to start-up activities associated with the growth of its CLEC in its foothold north of the city of Pittsburgh as well as an expansion into the city of Pittsburgh and all surrounding areas. This expansion was facilitated through the implementation of a long-term strategic relationship with an electric utility to lease fiber optic loops throughout the entire Pittsburgh region. The operating expenses of Pinnatech also increased as a result of the expansion of its Internet-related activities and attempted expansion of its NSN. The NSN was closed in the fourth quarter of 2000 (as discussed in more detail in paragraph (c)(2) of this section), resulting in a pre-tax restructuring charge of $972 in network and other operating expenses. Finally, advertising expense increased approximately $2 million from 1999 as the Registrant promoted the expansion effort described above for all companies which in turn contributed to the overall revenue growth of $7,529 (10.7%) in 2000 as compared to revenue growth of $3,947 (5.9%) in 1999.

                               The growth in depreciation and amortization
expenses of $3,063, or 22.4%, was the direct result of the growth in fixed assets to service current and future customer needs. The Registrant made gross property additions of $103 million during the five-year period from January 1, 1996 through December 31, 2000 for the purpose, inter alia, of implementing state-of-the-art switching transmission and transport facilities, an extensive fiber network, broadband capability via DSL technology and to support the build-out of Penn Telecom's CLEC operations.

                               The decrease in telecommunications and equipment
expenses of $762 (32.8%) was a direct result of the decrease in telecommunications equipment sales of 29.0%.

                               Overall, the increase in total operating revenues
of $7,529, coupled with the increase in total operating expenses of $14,304, resulted in a 34.8% decrease in net operating revenues in 2000 as compared to 1999.

                         (3)   Other Items.
                               -----------

                               2001/2000
                               ---------

                               Interest expense increased in 2001 by $593 due to
increased debt borrowings. Interest income decreased $249 in 2001 primarily due to the liquidation of available for sale debt securities and the general decrease in short term money market rates for temporary investments during 2001. The net decrease in sundry income of $2,554 was primarily due to a $1,996 decrease in realized gains on the sale of securities as the majority of the Registrant's available for sale equity portfolio was liquidated in the prior year, a $70 decrease in dividend income from not holding those equity securities in 2001, and $213 in non-operating expenses associated with tax adjustments to prior years cellular parternships' returns.

                               2000/1999
                               ---------

                               Interest expense increased in 2000 by $877 due to
increased debt borrowings. Interest income increased $391 in 2000 primarily due to increased investments in temporary fixed income, as opposed to equity, securities. The net decrease in sundry income of $360 was primarily due to one-time gains recorded in 1999 from a cellular partnership transaction and the sale of NPTC's remaining pay phone business, offset in part by higher realized gains on the sale of available for sale securities in 2000.

                  (b)    Liquidity and Capital Resources.
                         -------------------------------

                                                                December 31,
                                                              2001        2000
                                                           ----------   --------

Cash and temporary investments                              $35,299      $19,240
Working capital                                             $32,937      $26,569
Long-term debt (including current maturities)               $51,327      $48,896


                  Cash and temporary investments were $35,299 at December 31, 2001 as compared to $19,240 at December 31, 2000. The increase was due to the strong cash flows from operations of $32,257 (an increase of $9,625 from the prior year), the liquidation of available for sale securities throughout the year, with the proceeds being reinvested into temporary investments, and an $11,827 decrease in capital expenditures during 2001. The decrease in capital expenditures was mostly a result of the completion of a five-year network modernization plan in which North Pittsburgh established 36 new carrier serving areas, installed over 225 route miles of fiber and over 260 route miles of copper and upgraded central office equipment with state-of-the-art products and technologies. North Pittsburgh, through its modernization plan, not only improved the quality of the voice services and enhanced features available to its customers, but also upgraded its network to provide DSL capability to over 97% of its existing access lines. The year 2001 marked the return to a more normalized level of capital expenditures for North Pittsburgh, a level that should continue into the foreseeable future.

                  Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, etc. Management expects to continue the investment of such excess funds in 2002, which should enable the Registrant to satisfactorily meet all short-term obligations.

                  Working capital was $32,937 at December 31, 2001 as compared to $26,569 at December 31, 2000. The increase in working capital was a result of the increase in cash flows from operating activities and a decrease in capital expenditures, as described previously in this section, as well as a decrease in the restructuring liabilities associated with the shut-down of the NSN in December of 2000.

                  The increase in long-term debt was a result of $6,253 of funds advanced to finance capital additions, offset by the scheduled $3,822 of principal repayments in 2001. In 1996, North Pittsburgh was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75 million. The maximum principal amount has been and will be advanced periodically over a total six-year period for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. All advances have a maturity date of December 31, 2012. The total amount outstanding at December 31, 2001 to the FFB under this loan was $33,938. As of December 31, 2001, North Pittsburgh had $5,196 of qualified capital expenditures that were eligible to be drawn against this facility. In addition, North Pittsburgh had principal payments outstanding of $17,389 at December 31, 2001 from loan advances from the Rural Telephone Bank (RTB) made from 1977 through 1987. The advances from the RTB have maturity dates ranging from 2009 through 2019.

                  The notes payable to the RTB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the property, plant and equipment of North Pittsburgh, which approximates a net book value of $77 million, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital and net worth levels are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholders or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, $3,997 of North Pittsburgh's retained earnings were available for dividends to the Registrant as of December 31, 2001. Taking into consideration the North Pittsburgh restrictions, consolidated retained earnings of the Registrant of approximately $21,387 were available for dividends and other distributions to shareholders as of December 31, 2001.

                  The original six-year advancement period for the RUS loan ends in November of 2002, at which time North Pittsburgh has the option of executing a three-year extension of the advancement period through November of 2005. The unadvanced amount of this facility as of December 31, 2001 was $34,764.

                  North Pittsburgh also has available through June of 2004 a $10 million line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1 1/2%. No borrowings have taken place against this line of credit.

                  A summary of the Registrant's significant contractual obligations and commitments as of December 31, 2001 is as follows:

                                               Debt Principal      Capital Lease
                                               --------------      -------------
2002                                              $ 4,125              $1,592
2003                                                4,194               1,592
2004                                                4,268               1,592
2005                                                4,347               1,450
2006                                                4,431               1,272
Thereafter                                         29,962               4,362

                  Capital expenditure commitments for the purchase and installation of new equipment at December 31, 2001 amounted to approximately $1.0 million, with such amount being part of the 2002 construction program, which is projected to be in the range of $13.0 million to $14.0 million.

                  Management expects cash flows provided by operating activities and cash reserves in 2002 to be sufficient to service long-term debt and capital lease obligations, to pay dividends and to finance all non-RUS qualified projects. The Registrant has the necessary cash flows from operations and cash reserves to internally finance 100% of its capital expenditures. However, due to the low cost financing available through the RUS for qualified North Pittsburgh capital expenditures, the Registrant may continue to request advancements from the RUS facility.

                  (c)    Other Information.
                         -----------------

                         (1)   Critical Accounting Policies.
                               ----------------------------

                         Certain accounting policies are very important to the
portrayal of the Registrant's financial condition and results of operations and require management's most subjective or complex judgments. These policies are as follows:

                               Revenue Recognition
                               -------------------

                               Revenues are recognized when local network, long
distance, and access services are provided. Local service and intrastate long distance and access service revenues are subject to the jurisdiction of the PA PUC. The Registrant participates in interstate pooling arrangements with other telephone companies. Such pools are funded by access service charges regulated by the FCC. Revenue earned through pooling is initially recorded based on estimates. The Registrant has settled substantially all access service arrangements through 2000. Revenues from equipment sales are recorded after equipment has been installed and accepted by the customer.

                               Nonrefundable up-front activation fees associated
with the provisioning of telephone service, when material, are deferred and recognized over the expected term of the customer relationship.

                               Impairment of Long-Lived Assets
                               -------------------------------

                               Based upon the provisions of Statement of
Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Registrant reviews assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows. The Registrant determined that there was no impairment to the carrying value of such assets in 2001, 2000 or 1999.

                               Valuation of Accounts Receivable
                               --------------------------------

                               Management reviews accounts receivable to
determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers the Registrant's accounts receivable aging schedules, history of write-offs, relationships with its customers and the overall credit worthiness of its customers.

                               Income Taxes
                               ------------

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

                               The judgments used in applying the above policies
are based on management's evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates. See additional discussions in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         (2)   NSN Restructuring.
                               -----------------

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

                               A pretax charge of $972 was recorded during 2000
in network and other operating expenses to cover the restructuring costs associated with the shutdown of the NSN. The total charges reduced net income by $632.

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

                               During 2001, the Registrant satisfied all
remaining obligations with the exception of the remaining future operating lease payments. Total net cash expenditures during 2001 totaled $331. An additional net $277 was recorded as expense in 2001, due primarily to the settlement of a contract for satellite equipment and airtime above the Registrant's original estimate and the inability to generate the estimated sub-lease contracts for the facility under lease, offset partially by the sale of NSN fixed assets with a net book value of $31 for a gain. As of December 31, 2001, the remaining restructuring accrual liability was $154.

                         (3)   Regulatory Matters.
                               ------------------

                         Both North Pittsburgh and Penn Telecom are subject to
regulatory oversight by the PA PUC for intrastate services and the FCC for interstate services. The PA PUC and the FCC have broad powers of supervision and regulation over public utilities with respect to service and facilities, rates and charges, securities, the encumbering or disposition of public utility properties, accounting and various other matters.

                         In 1996, Congress passed the 1996 Act, which has the
goal of opening the telecommunications industry to further competition for all services. The 1996 Act prohibits state legislative or regulatory restrictions or barriers to entry regarding the provision of local telephone service. It also requires most incumbent local exchange carriers to interconnect with the networks of other telecommunications carriers, unbundle their services into network elements, offer their telecommunications services at wholesale rates to allow the resale of such services and allow other telecommunications carriers to locate equipment on their premises. Local exchange telephone carriers are also required to compensate each other for the transport and termination of calls.

                         The FCC has issued a number of Rulemakings that
continue to implement the requirements of the 1996 Act. The clear intent of the 1996 Act was to open up the local exchange market to competition. The 1996 Act appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its services at wholesale rates, provide number portability, if feasible, provide dialing parity, provide interconnection to any requesting carrier for the transmission and routing of telephone exchange service and exchange access and provide access to network elements.

                         North Pittsburgh's wireline operations are considered
Rural under the 1996 Act and are exempt from certain of the foregoing obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. North Pittsburgh along with 17 other rural companies in Pennsylvania was granted a temporary suspension to July 10, 2002 of certain interconnection requirements in the 1996 Act applicable to incumbent local exchange carriers as they relate to non-facilities based competition.

                         The provision of interstate toll and access services by
North Pittsburgh and Penn Telecom is subject to the regulatory scrutiny of the FCC. Terms, conditions and rates for interstate toll and access services are filed in interstate tariffs for review and approval by the FCC. However, effective August 1, 2001, the FCC no longer requires non-dominant interstate toll providers, including Penn Telecom, to file tariffs for their interstate toll services. Penn Telecom now informs its toll customers of the rates, terms and conditions through written notice to its customers.

                         In October of 2001, the FCC adopted an Order referred
to as the Multi Association Group, or MAG Order, that modified the interstate access charge rules and universal service support system for rate-of-return
(ROR) incumbent LECs. North Pittsburgh is subject to this Order. According to the FCC, the new rules, which went into effect January 1, 2002, are intended to accomplish the following three (3) goals: 1) align the interstate access rate structure more closely with the manner in which costs for access are incurred;
2) replace implicit support for universal service with explicit support that is portable to all eligible telecommunications carriers on a competitively neutral basis; and 3) provide certainty and stability for small and mid-sized local telephone companies serving rural and high-cost areas by permitting these carriers to continue to set rates based on a ROR of 11.25%, thereby encouraging investment in rural America.

                         The MAG Order had the following effects: 1) increased
flat rate charges referred to as Subscriber Line Charges (SLCs) that are billed to residential and business customers; and 2) decreased per minute of use switched access charges billed to interexchange toll providers that originate and terminate traffic on the LECs network.

                         The MAG Order also created a new universal service
support mechanism, Interstate Common Line Support (ICLS). The ICLS will replace the Carrier Common Line (CCL) charge, which was previously billed to interexchange toll providers. The ICLS will be phased in beginning July of 2002 and the CCL will be eliminated as of July of 2003. The initial effect of the implementation of the MAG Order on North Pittsburgh is expected to be revenue neutral. A number of parties have filed Petitions for Reconsideration regarding certain issues contained in the MAG Order. The outcome of these Petitions is unknown at this time. Because the outcome of these proceedings is uncertain at this time, North Pittsburgh is unable to predict the specific long-term effect that the MAG Order will have on its revenues and operations.

                         Penn Telecom, as a CLEC, was not directly affected by
the MAG Order, as it does not currently offer services in the areas served by incumbent LECs that were subject to the Order.

                         At the same time the MAG Order was adopted, the FCC
also issued a Further Notice of Proposed Rulemaking seeking comment on an incentive regulation plan for incumbent LECs which are now under ROR regulation in the interstate jurisdiction. Because the outcome of this proceeding is not yet known, North Pittsburgh is not able to predict the specific effect that it will have on its operations and revenues.

                         In February of 2002, the FCC issued a Notice of
Proposed Rulemaking (NPRM) regarding the possible classification of wireline broadband Internet access as an information service rather than a telecommunications service. Should the FCC adopt this finding, it may remove network based broadband offerings such as DSL services from regulation under the FCC Act. Such deregulation of broadband services would generally be viewed as favorable to North Pittsburgh in that these broadband services would not have to be offered to competing CLECs on an unbundled basis. However, in the NPRM, the FCC also asked whether it should extend universal service fund (USF) requirements to not only facilities based wireline Broadband Internet Service Providers (BISPs), but also wireless, cable TV and satellite BISPs.

                         Should the FCC extend a USF contribution requirement to
all BISPs, both North Pittsburgh and Penn Telecom would be affected. Because the outcome of this proceeding is unknown at this time, neither North Pittsburgh nor Penn Telecom is able to determine the specific effect such action would have on their operations and revenues.

                         In February of 2002, the FCC issued a Further Notice of
Proposed Rulemaking regarding the possible reformation of the system for assessing and recovering USF funds. In addition to asking whether BISPs should contribute as described above, the FCC has also asked for comment on whether it should assess carrier contributions based on the number and capacity of connections that contributing carriers provide to customers, rather than on the current method which is based on the interstate revenues they earn.

                         Should the FCC move to reform the current system for
assessing and recovering USF funds, both North Pittsburgh and Penn Telecom would be affected by the change. Because the outcome of this proceeding is unknown at this time, neither North Pittsburgh nor Penn Telecom is able to determine the specific effect such action would have on their operations and revenues.

                         Effective January 22, 2001, North Pittsburgh moved from
ROR regulation in the intrastate jurisdiction to an alternative form of regulation, which is a price cap plan. Under North Pittsburgh's price cap plan, rates for non-competitive intrastate services are allowed to increase based on an index that measures economy wide price increases less a productivity offset. There is no limitation on earnings under this plan. The terms of the plan also allow North Pittsburgh to rebalance rates once each year in order to allow North Pittsburgh to gradually realign its intrastate rate structure on a more rational basis in order to meet future competition. In addition, as competition develops in the future, North Pittsburgh may file with the PA PUC to declare certain services competitive and thereby be freed from all rate regulation for those services. In return for approval of the alternative form of regulation, North Pittsburgh has committed to continue to upgrade its network in the future to ensure that all its customers will have access to broadband services. While there is no immediate impact to North Pittsburgh's operations and revenues under the price cap plan, it is North Pittsburgh's view that the plan as approved will aid North Pittsburgh in meeting competition in the future.

                         Historically, North Pittsburgh's wireline operations
have not experienced significant competition in its franchised service area. However, as a result of the passage of the 1996 Act, North Pittsburgh's local wireline operations are experiencing increased competition from various sources, including, but not limited to, large end users installing their own networks, IXCs, satellite transmission services, cellular communications providers, cable television companies, radio-based personal communications companies, CAPs and other systems capable of completely or partially bypassing local telephone facilities.

                         Specifically, the PA PUC, in an order entered April 10,
2001, granted AT&T Communications and its affiliate, TCG Pittsburgh, (AT&T/TCG) authority to provide local dial tone services as a facilities-based CLEC in the service areas of eight (8) telephone companies in Western Pennsylvania, including North Pittsburgh, utilizing cable TV facilities. However, due to changes in business plans and a corporate reorganization, AT&T/TCG in January of 2002 determined not to pursue their request for authority as a CLEC in those rural service areas.

                         Although North Pittsburgh cannot predict the specific
effects of competition on its local telephone business, it is intent on taking advantage of the various opportunities that competition should provide. North Pittsburgh is currently addressing potential competition by focusing on improved customer satisfaction, reducing costs, increasing efficiency, restructuring rates and examining new product offerings and new markets for entry.

                         At the same time, Penn Telecom is actively expanding
its CLEC operations outside of North Pittsburgh's service territory, with customers having been added in Verizon's (formerly Bell Atlantic) and Sprint's traditional service territories.

                         The provisions of intrastate toll and access services
are subject to regulatory scrutiny of the PA PUC. Terms, conditions and rates for intrastate toll and access services are filed in intrastate tariffs for review and approval by the PA PUC.

                         On September 30, 1999, the PA PUC issued an Order
dealing with a variety of issues impacting LECs in Pennsylvania. Referred to as the Global Proceeding, the Order dealt with certain issues that affected North Pittsburgh. Specifically, the

Order allowed North Pittsburgh to rebalance and lower access charges in order to prepare North Pittsburgh to meet competition in its serving area. The reduction in access charges was offset in part by reimbursements from an interim state USF that is funded by all telecommunications providers (excluding wireless) in the state. Because the rebalancing and reduction of access charges was offset by reimbursement from the fund, North Pittsburgh has not experienced any significant impact on operations or revenues as a result of the Global Order. The PA PUC, in the Global Order, indicated that it would commence another proceeding on or after January 2, 2001 to examine further changes to the USF and possible additional access charge reform. By Secretarial Letter dated February 1, 2002, the PA PUC granted a coalition of telephone companies, including North Pittsburgh, a ninety (90) day extension until April 15, 2002 in which to submit a proposal to the PA PUC outlining proposed changes in access charges and the fund along with a timeline for these changes.

                         The 1996 Act, FCC and PA PUC regulatory proceedings and
the thrust towards a fully competitive marketplace have created some uncertainty in respect to the levels of North Pittsburgh's revenue growth in the future. However, its unique location in a growing commercial/residential suburban traffic corridor to the north of the City of Pittsburgh, its state-of-the-art switching transmission and transport facilities and its extensive fiber network place North Pittsburgh in a solid position to meet competition and minimize any loss of revenues. In addition, North Pittsburgh continues to make its network flexible and responsive to the needs of its customers to meet competitive threats. New services, access line and DSL growth and anticipated usage growth are expected to lessen or offset any reductions in North Pittsburgh's revenue sources. At the same time, Penn Telecom continues its CLEC edge-out strategy in the Pittsburgh metropolitan area and the city of Butler, PA, while taking advantage of the opportunities afforded by the 1996 Act and the introduction of competition into the toll, local wireline and broadband markets.

                         (4)   Transactions with Related Parties.
                               ---------------------------------

                         In 1998, the Registrant entered into an agreement to
outsource certain data processing functions to a third party processor (Processor). The Registrant and the Processor are related by a common shareholder and director. Payments to the Processor under this agreement were $3,196, $2,807 and $2,553 in 2001, 2000 and 1999, respectively. During 2001,
2000 and 1999, the Registrant paid approximately $42, $106 and $101, respectively, to the law firm of a member of the Board of Directors for various legal services. As of December 31, 2001, the Registrant had amounts outstanding of $241 and $275 to the Processor and law firm, respectively.

                         (5)   Inflation and Changing Prices.
                               -----------------------------

                         During the three most recent fiscal years, inflation
and changing prices did not have a significant impact on net sales and on income from continuing operations.

                         (6)   Regulatory Assets.
                               -----------------

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

                         (7)   New Accounting Pronouncements.
                               -----------------------------

                         In July, 2001, the Financial Accounting Standards Board
issued SFAS No. 142, "Goodwill and Other Intangible Assets". The pronouncement is effective for the Registrant's year beginning January 1, 2002. As of December 31, 2001, the Registrant had a net book value of $561 in equity method goodwill (recorded under "Investments") as the result of the purchase of additional interest in the Pennsylvania RSA 6(II) Limited Partnership in September, 2000. SFAS No. 142 discontinues the amortization of equity method goodwill and prescribes that the Registrant continue to test for impairment in accordance with Accounting Principles Board (APB) Opinion 18. As the annual amortization of the goodwill was only $30, the Registrant does not believe that this pronouncement will have a significant impact on the consolidated financial statements.

                         In June, 2001, the Financial Accounting Standards Board
issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The pronouncement is effective for the Registrant's year beginning January 1, 2003. The Registrant does not expect this pronouncement will have a significant impact on the consolidated financial statements.

                         In August, 2001, the Financial Accounting Standards
Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The pronouncement is effective for the Registrant's year beginning January 1, 2002. The Registrant does not expect that this pronouncement will have a significant impact on the consolidated financial statements.




Item 7A.          Quantitative and Qualitative Disclosure About Market Risk
--------          ---------------------------------------------------------
                  (Amounts in Thousands).
                  ----------------------


                  The Registrant's limited exposure to market risk for changes in interest rates relates primarily to the Registrant's long-term debt obligations. The Registrant primarily enters into debt obligations to support capital expenditures. The Registrant currently has no cash flow exposure due to rate changes for long-term debt obligations, as all obligations contain fixed rates. As of December 31, 2001, the Registrant had debt obligations of $51,327 with an average interest rate of 5.81%. Based on borrowing rates currently available to the Registrant for loans with similar terms and maturities, the estimated fair value of long-term debt as of

December 31, 2001 was $51,526. The only exposure to market risk for changes in interest rates would be in the event that the Registrant prepays its debt, at which time a debt premium or discount would be calculated based on current RUS borrowing rates.

                  The Registrant does not use derivative financial instruments in its investment portfolio or for any other purpose.



Item 8.           Financial Statements and Supplementary Data.
                  -------------------------------------------


                  Financial statements meeting the requirements of Regulation S-X and the supplementary financial information specified by Item 302 of Regulation S-K are attached to this document.



Item 9.           Changes in and Disagreements with Accountants on Accounting
-------           -----------------------------------------------------------
                  and Financial Disclosure.
                  ------------------------


                  This paragraph is not applicable. There has not been a change of accountants in the past 24 months nor has any disagreement on any matter of accounting principles or practices been reported on Form 8-K during the same time period.




                                    PART III



Item 10.          Directors and Executive Officers of the Registrant.
--------          --------------------------------------------------

                  and



Item 11.          Executive Compensation.
--------          ----------------------

                  and

Item 12.          Security Ownership of Certain Beneficial Owners and
-------           ---------------------------------------------------
                  Management.
                  ----------

                  and



Item 13.          Certain Relationships and Related Transactions.
-------           ----------------------------------------------


                  Information in respect to executive officers of the Registrant is included herein as a separate Additional Item for Part I under the caption "Executive Officers of the Registrant" and follows Item 4. The other information required by Items 10, 11, 12 and 13 has been omitted from this report since the Registrant expects to file a Definitive Proxy Statement pursuant to Regulation 14A involving, inter alia, the election of Directors not later than 120 days after the end of the fiscal year covered by this report and such information is incorporated into Part III of this Form 10-K by reference thereto.




                                     PART IV



Item 14.          Exhibits, Financial Statement Schedules and Reports on
-------           ------------------------------------------------------
                  Form 8-K.
                  --------

                  (a) The following documents of the Registrant and its subsidiaries are filed as part of this report:

                  1.     Financial Statements:
                         --------------------

                         Consolidated Balance Sheets as of December 31, 2001 and 2000

                         Consolidated Statements of Earnings for the Years Ended December 31, 2001, 2000 and 1999

                         Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999

                         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

                         Notes to Consolidated Financial Statements

                  2.     Financial Statement Schedules:
                         -----------------------------

                         Condensed Financial Information of Registrant for the Years Ended December 31, 2001, 2000 and 1999

                         Valuation and Qualifying Accounts and Reserves Years Ended December 31, 2001, 2000 and 1999

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

                  (b)    Reports on Form 8-K. No reports on Form 8-K were filed
                         -------------------
during the quarter ended December 31, 2001.

                  (c)    Exhibits Required by Item 601 of Regulation S-K.  See
                         -----------------------------------------------------
(a)(3) above.

                  (d)    Financial Statement Schedules. The financial statement
                         -----------------------------
schedules listed in Item 14(a)(2) are hereby filed as part of this Form 10-K.

                                   SIGNATURES




           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                         NORTH PITTSBURGH SYSTEMS, INC.
                         ------------------------------
                                   Registrant







By /s/ H. R. Brown                           By /s/ C. E. Thomas, Jr.
   -------------------------------              ---------------------------
       H. R. Brown                                   C. E. Thomas, Jr.
       President, Director, and                      Chairman of the Board
       Principal Executive Officer




Date       March 28, 2002                    Date       March 28, 2002
     -----------------------------                -------------------------

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





By  /s/ A. P. Kimble
   ---------------------------------------------
       A. P. Kimble
       Director, Vice President, Treasurer and
       Principal Financial and Accounting Officer




Date      March 28, 2002
    ---------------------------------------------









By /s/ C. E. Cole
   ---------------------------------------------
       C. E. Cole
       Director




Date      March 28, 2002
    ---------------------------------------------

                                OTHER INFORMATION

                  Exhibit Index for Annual Reports on Form 10-K
                  ---------------------------------------------


Exhibit No.                                 Subject                                           Applicability
-----------                                 -------                                           -------------
     (2)                   Plan of acquisition, reorganization,                 Not Applicable
                           arrangement, liquidation or
                           succession

     (3)(i)                Articles of Incorporation                            Provided  in  Quarterly  Report  on  Form
                                                                                10-Q for the quarter ended June 30, 1996
                                                                                and Incorporated Herein by Reference.

     (3)(ii)               By-Laws                                              Provided  in  Annual Report on Form 10-K
                                                                                for the year ended  December 31, 1998 and
                                                                                Incorporated Herein by Reference.

     (4)                   Instruments defining the rights                      Provided in Registration of Securities of
                           of security holders, including                       Certain Successor Issuers on Form 8-B filed
                           indentures                                           June 25, 1985 and Incorporated Herein by
                                                                                Reference

     (9)                   Voting trust agreement                               Not Applicable

    (10)                   Material contracts                                   Provided  in  Quarterly  Report  on  Form
                                                                                10-Q for the quarter ended September 30,
                                                                                1999 and Incorporated Herein by Reference.

    (11)                   Statement re computation of per                      Attached Hereto
                           share earnings

    (12)                   Statement re computation of ratios                   Not Applicable

    (13)                   Annual report to security holders,                   Not Applicable
                           Form 10-Q or quarterly report to
                           security holders



  Exhibit No.                            Subject                                        Applicability
-------------                            -------                                        -------------

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

                        December 31, 2001, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES



                                Table of Contents



                                                                           Page

Independent Auditors' Report                                                 1

Consolidated Financial Statements:
    Consolidated Balance Sheets as of December 31, 2001 and 2000             2
    Consolidated Statements of Earnings for the Years Ended
       December 31, 2001, 2000 and 1999                                      4
    Consolidated Statements of Shareholders' Equity and Comprehensive
       Income for the Years Ended December 31, 2001, 2000 and 1999           5
    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2001, 2000 and 1999                                      7
    Notes to Consolidated Financial Statements                               9

Consolidated Financial Statement Schedules:

I   Condensed Financial Information of Registrant for the
    Years Ended December 31, 2001, 2000 and 1999                            25

II  Schedule II - Valuation and Qualifying Accounts and Reserves
    Years Ended December 31, 2001, 2000 and 1999                            30

                          Independent Auditors' Report


The Board of Directors
North Pittsburgh Systems, Inc.:


We have audited the consolidated financial statements of North Pittsburgh Systems, Inc. and subsidiaries (the Company) as listed in the accompanying table of contents. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying table of contents. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Pittsburgh Systems, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 22, 2002

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                             (Amounts in Thousands)

                       Assets                                                                  2001        2000
                                                                                             --------    -------
Current assets:
   Cash and temporary investments                                                            $ 35,299     19,240
   Marketable securities available for sale (note 2)                                              244      5,026
   Accounts receivable:
     Customers, net of allowance for doubtful accounts
       of $415 and $559, respectively                                                           5,404      5,077
     Access service settlements and other                                                       8,606      8,159
   Prepaid expenses                                                                               496        462
   Inventories of construction and operating
    materials and supplies                                                                      2,548      4,783
   Federal and state income taxes (note 7)                                                         --         16
   Deferred income taxes (note 7)                                                               1,249        933
                                                                                             --------    -------
         Total current assets                                                                  53,846     43,696

Property, plant and equipment (note 4):
     Land                                                                                         475        475
     Buildings                                                                                 13,531     13,071
     Equipment                                                                                173,714    173,293
     Assets held under capital lease (note 5)                                                  10,363      8,875
                                                                                             --------    -------
                                                                                              198,083    195,714

       Less accumulated depreciation and amortization                                          99,660     99,176
                                                                                             --------    -------
                                                                                               98,423     96,538

     Construction-in-progress                                                                   2,875      7,540
                                                                                             --------    -------
         Total property, plant and equipment, net                                             101,298    104,078

Investments (note 3)                                                                           11,891     11,170
Deferred financing cost                                                                           590        675
Other assets                                                                                    1,338      1,335
                                                                                             --------    -------
                                                                                             $168,963    160,954
                                                                                             ========    =======

                                       2                             (Continued)

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                             (Amounts in Thousands)

                           Liabilities and Shareholders' Equity                                        2001                    2000
                                                                                                    ---------               -------
Current liabilities:
     Current portion of long-term debt (note 4)                                                     $   4,125                 3,519
     Obligation under capital lease (note 5)                                                              926                   747
     Accounts payable                                                                                   7,764                 6,992
     Dividend payable                                                                                   2,551                 2,551
     Other accrued liabilities                                                                          3,938                 3,318
     Federal and state income taxes (note 7)                                                            1,605                    --
                                                                                                    ---------               -------
            Total current liabilities                                                                  20,909                17,127

Long-term debt (note 4)                                                                                47,202                45,377
Obligation under capital lease (note 5)                                                                 7,607                 7,137
Deferred income taxes (note 7)                                                                         10,483                 9,645
Accrued pension and postretirement benefits (note 6)                                                    6,476                 5,781
Other liabilities                                                                                       1,944                 1,693
                                                                                                    ---------               -------
            Total liabilities                                                                          94,621                86,760

Shareholders' equity:
     Capital stock - common stock, par value $.15625;
       authorized 50,000 shares;
       issued 15,040 shares and
       outstanding 15,005 shares                                                                        2,350                 2,350
     Capital in excess of par value                                                                     2,215                 2,215
     Retained earnings (note 4)                                                                        70,342                70,183
     Less cost of treasury stock (35 shares)                                                             (508)                 (508)
     Accumulated other comprehensive income - unrealized
      loss on available for sale securities, net (notes 2 and 7)                                          (57)                  (46)
                                                                                                    ---------               -------
            Total shareholders' equity                                                                 74,342                74,194
                                                                                                    ---------               -------
                                                                                                    $ 168,963               160,954
                                                                                                    =========               =======

See accompanying notes to consolidated financial statements.

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                  Years ended December 31, 2001, 2000 and 1999

                  (Amounts in Thousands, Except Per Share Data)

                                                                                     2001                 2000                1999
                                                                                   --------              ------              ------
Operating revenues:
     Local network services                                                        $ 20,142              15,432              13,765
     Long distance and access services                                               54,452              52,388              46,663
     Directory advertising, billing
      and other services                                                              2,324               2,726               2,664
     Telecommunication equipment sales                                                2,458               2,120               2,985
     Other operating revenues                                                         7,068               5,185               4,245
                                                                                   --------              ------              ------
                                                                                     86,444              77,851              70,322
Operating expenses:
     Network and other operating expenses (note 8)                                   44,516              43,637              31,687
     Depreciation and amortization (note 1)                                          17,335              16,754              13,691
     State and local taxes                                                            2,815               3,190               3,137
     Telecommunication equipment expenses                                             1,733               1,560               2,322
                                                                                   --------              ------              ------
                                                                                     66,399              65,141              50,837
                                                                                   --------              ------              ------
         Net operating revenues                                                      20,045              12,710              19,485

Other expense (income), net:
     Interest expense                                                                 3,733               3,140               2,263
     Interest income                                                                 (1,118)             (1,367)               (976)
     Sundry income, net                                                                (406)             (2,960)             (3,320)
                                                                                   --------              ------              ------
                                                                                      2,209              (1,187)             (2,033)
                                                                                   --------              ------              ------
         Earnings before income taxes                                                17,836              13,897              21,518

Provision for income taxes (note 7)                                                   7,474               6,008               8,833
                                                                                   --------              ------              ------
         Net earnings                                                              $ 10,362               7,889              12,685
                                                                                   ========              ======              ======
Average common shares outstanding                                                    15,005              15,005              15,005
                                                                                   ========              ======              ======
Basic and diluted earnings per share                                               $    .69                 .53                 .85
                                                                                   ========              ======              ======
Dividends per share                                                                $    .68                 .67                 .64
                                                                                   ========              ======              ======



See accompanying notes to consolidated financial statements.

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
    Consolidated Statements of Shareholders' Equity and Comprehensive Income

                  Years ended December 31, 2001, 2000 and 1999

                             (Amounts in Thousands)

                                                                                                        Accumulated
                                                                      Capital in                           other         Total
                                                           Common     excess of   Retained    Treasury  comprehensive shareholders'
                                                           stock      par value   earnings     stock       income        equity
                                                         --------     ---------   --------     -------  ------------- -------------
Balances at December 31, 1998                            $  2,350       2,215      69,265       (508)        484         73,806

Comprehensive income:
     Net income                                                --          --      12,685         --          --         12,685
     Other comprehensive income:
       Unrealized holding gains (losses) arising
        during the period                                                                                    484
       Less:  Reclassification adjustments for
               net gains included in net income                                                             (125)
                                                                                                            ------
       Net unrealized change in investment
        securities, net of tax effect of $267                                                                359            359
                                                                                                                         ------
Comprehensive income                                                                                                     13,044

Dividends declared on common stock                             --          --      (9,603)        --          --         (9,603)
                                                         --------       -----      ------       ----         ---         ------
Balances at December 31, 1999                               2,350       2,215      72,347       (508)        843         77,247

Comprehensive income:
    Net income                                           $     --          --       7,889         --          --          7,889
    Other comprehensive income:
      Unrealized holding gains (losses) arising
       during the period                                                                                     344
      Less:  Reclassification adjustments for
              net gains included in net income                                                            (1,233)
      Net unrealized change in investment                                                                 ------
       securities, net of tax effect of $(631)                                                              (889)          (889)
                                                                                                                        -------
Comprehensive income                                                                                                      7,000

Dividends declared on common stock                             --          --     (10,053)        --          --        (10,053)
                                                         --------       -----      ------       ----         ---        -------
Balances at December 31, 2000                               2,350       2,215      70,183       (508)        (46)        74,194


                                       5                             (Continued)

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
    Consolidated Statements of Shareholders' Equity and Comprehensive Income

                  Years ended December 31, 2001, 2000 and 1999

                             (Amounts in Thousands)

                                                                                                        Accumulated
                                                                    Capital in                              other         Total
                                                        Common      excess of   Retained    Treasury   comprehensive   shareholders'
                                                        stock       par value   earnings     stock         income         equity
                                                      --------     -----------  --------    --------   -------------   -------------

Comprehensive income:
  Net income                                         $     --           --       10,362         --           --          10,362
  Other comprehensive income:
    Unrealized holding gains (losses) arising
     during the period                                                                                       24
    Less:  Reclassification adjustments for
            net gains included in net income                                                                (35)
                                                                                                         ------
    Net unrealized change in investment
     securities, net of tax effect of $(7)                                                                  (11)            (11)
                                                                                                         ------        --------
Comprehensive income                                                                                                     10,351

Dividends declared on common stock                         --           --      (10,203)        --           --         (10,203)
                                                     --------        -----       ------       ----       ------         -------
Balances at December 31, 2001                        $  2,350        2,215       70,342       (508)         (57)         74,342
                                                     ========        =====       ======       ====       ======         =======


See accompanying notes to consolidated financial statements.

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                             (Amounts in Thousands)

                                                                                          2001              2000              1999
                                                                                       --------          --------          --------
Cash from operating activities:
     Net earnings                                                                      $ 10,362             7,889            12,685
     Adjustments to reconcile net earnings
        to net cash provided by operating activities:
           Depreciation and amortization                                                 17,335            16,754            13,691
           Gain on sale of marketable securities                                            (59)           (2,056)             (208)
           Equity income of affiliated companies                                         (1,378)             (926)             (921)
           Investment tax credit amortization                                               (24)              (29)              (69)
           Deferred income taxes                                                            529                16               999
           Changes in assets and liabilities:
              Accounts receivable                                                          (774)             (419)           (1,908)
              Inventories of construction and
                 operating materials and supplies                                         2,235               (29)             (735)
              Deferred financing costs, prepaid
                 expenses and other assets                                                   48               219              (325)
              Accounts payable                                                              772               (94)              330
              Other accrued liabilities                                                     895               504               132
              Accrued pension and postretirement benefits                                   695             1,124               253
              Federal and state income taxes                                              1,621              (321)             (615)
                                                                                       --------          --------          --------
                    Total adjustments                                                    21,895            14,743            10,624
                                                                                       --------          --------          --------
                    Net cash provided by operating activities                            32,257            22,632            23,309

Cash used for investing activities:
     Expenditures for property and equipment                                            (12,750)          (24,577)          (25,378)
     Net salvage and cost of removal on retirements                                        (318)              369               268
                                                                                       --------          --------          --------
                    Net capital additions                                               (13,068)          (24,208)          (25,110)

     Purchase of marketable securities available for sale                                (1,044)           (6,983)           (9,968)
     Proceeds from sale of marketable securities
        available for sale                                                                5,868            19,515             8,450
     Investments in affiliated entities                                                      --            (1,003)               --
     Distributions from affiliated entities                                                 657               374               943
                                                                                       --------          --------          --------
                    Net cash used for investing activities                               (7,587)          (12,305)          (25,685)

                                       7                             (Continued)

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                             (Amounts in Thousands)


                                                                                         2001               2000              1999
                                                                                       --------          --------          --------
Cash used for financing activities:
     Cash dividends                                                                    $(10,203)           (9,903)           (9,453)
     Retirement of debt                                                                  (3,822)           (2,982)           (1,990)
     Proceeds from issuance of debt                                                       6,253            10,309             9,513
     Payment of capital lease obligation                                                   (839)             (991)               --
                                                                                       --------          --------          --------
                    Net cash used for financing activities                               (8,611)           (3,567)           (1,930)
                                                                                       --------          --------          --------
                    Net increase (decrease) in cash and
                       temporary investments                                             16,059             6,760            (4,306)

Cash and temporary investments at beginning of year                                      19,240            12,480            16,786
                                                                                       --------          --------          --------
Cash and temporary investments at end of year                                          $ 35,299            19,240            12,480
                                                                                       ========          ========          ========
Supplemental disclosures of cash flow information:
     Interest paid                                                                     $  3,641             2,910             2,175
                                                                                       ========          ========          ========
     Income taxes paid                                                                 $  4,950             6,342             8,250
                                                                                       ========          ========          ========

Supplemental disclosure of noncash financing activities:
     Capital lease obligations of $1,488 and $8,875 were incurred during 2001 and 2000, respectively, when a subsidiary of the Company entered into a lease for new equipment.

See accompanying notes to consolidated financial statements.

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

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

       (b)    Revenue Recognition

              Revenues are recognized when local network, long distance, and access services are provided. Local service and intrastate long distance and access service revenues are subject to the jurisdiction of the Pennsylvania Public Utility Commission (PUC). The Company participates in interstate pooling arrangements with other telephone companies. Such pools are funded by access service charges regulated by the Federal Communications Commission. Revenue earned through pooling is initially recorded based on estimates. The Company has settled substantially all access service arrangements through 2000. Revenues from equipment sales are recorded after equipment has been installed and accepted by the customer.

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

                        December 31, 2001, 2000, and 1999

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

              Depreciation on telephone plant and equipment in service is provided on a straight-line basis over estimated useful lives of 10 to 30 years for buildings and 5 to 20 years for equipment. Depreciation as a percentage of average depreciable plant and equipment in service amounted to 8.8%, 9.3% and 8.7% in 2001, 2000 and 1999, respectively.

              Expenditures for maintenance, repairs and renewals are charged to operations as incurred.

       (f)    Impairment of Long-Lived Assets

              Based upon the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows. The Company has determined that there has been no impairment to the carrying value of such assets in 2001, 2000 or 1999.

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

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

                 (Amounts in Thousands, Except Per Share Data)





              Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers the Company's accounts receivable aging schedules, history of write-offs, relationships with its customers, and the overall credit worthiness of its customers.

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

       (j)    Cash Equivalents

              For purposes of the consolidated statements of cash flows, the Company considers all temporary investments purchased with a maturity of three months or less to be cash equivalents. Under conditions of the Company's loan agreement with the Rural Utilities Services, the Company has cash of $245 and $764 for 2001 and 2000, respectively, that is restricted in use.

       (k)    Pension and Other Postretirement Benefits

              The Company provides pension and other postretirement benefits to substantially all of its employees and eligible retirees. Benefits provided by these plans are expensed over the estimated working lives of employees.

       (l)    Comprehensive Income

              Comprehensive income consists of net income and net unrealized gains (losses) on securities, net of income tax, and is presented in the consolidated statements of shareholders' equity and comprehensive income.

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

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

       (o)    New Accounting Pronouncements

              In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". The pronouncement is effective for the Company's year beginning January 1, 2002. As of December 31, 2001, the Company had a net book value of $561 in equity method goodwill (recorded under "Investments") as a result of the purchase of additional interest in the Pennsylvania RSA 6(II) Limited Partnership in September, 2000. SFAS No. 142 discontinues the amortization of equity method goodwill and prescribes that the Company continues to test for impairment in accordance with Accounting Principles Board (APB) Opinion 18. As the annual amortization of the goodwill was $30, the Company does not believe that this pronouncement will have a significant impact on the consolidated financial statements.

              In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The pronouncement is effective for the Company's year beginning January 1, 2003. The Company does not expect this pronouncement will have a significant impact on the consolidated financial statements.

              In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The pronouncement is effective for the Company's year beginning January 1, 2002. The Company does not expect this pronouncement will have a significant impact on the consolidated financial statements.

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

                 (Amounts in Thousands, Except Per Share Data)





(2)    Marketable Securities

       Information about marketable investment securities at December 31, 2001 and 2000, is as follows:


                                                        2001
                                    --------------------------------------------
                                               Unrealized   Unrealized   Market
                                     Cost         gains       losses     value
                                    ------     ----------   ----------   -------
Available for sale:
  Equity securities                 $  340           4         (100)         244



                                                        2000
                                    --------------------------------------------
                                               Unrealized   Unrealized   Market
                                     Cost         gains       losses     value
                                    ------     ----------   ----------   -------
Available for sale:
  Equity securities                 $  213          --         (127)          86
  Debt securities                    4,892         101          (53)       4,940
                                    ------     ----------   ----------   -------
                                    $5,105         101         (180)       5,026
                                    ======     ==========   ==========   =======

       Proceeds, gross realized gains and gross realized losses from the sale of debt and equity securities were $5,868, $113, and $54, respectively, for the year ended December 31, 2001 and were $19,515, $2,940, and $884, respectively, for the year ended December 31, 2000. Realized gains and losses on the sale of marketable securities for the year 1999 were immaterial.

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

                 (Amounts in Thousands, Except Per Share Data)





(3)    Investments

       The Company's investments at December 31, 2001 and 2000, consist of the following:


                                                              2001         2000
                                                             -------      ------
Investments at equity:
  Investments in cellular limited partnerships               $11,394      10,280
  Boulevard Communications, LLP                                  497         890
                                                             -------      ------
    Total investments                                        $11,891      11,170
                                                             =======      ======



       The Company had no capital calls to maintain its ownership percentages in its limited partnership investments in 2001, 2000 and 1999. The Company did invest $1,003 in 2000 to acquire additional ownership in a cellular limited partnership. The Company received distributions from affiliated entities of $657, $374 and $943 in 2001, 2000 and 1999, respectively.


(4)    Long-Term Debt

       Long-term debt as of December 31, 2001 and 2000, was as follows:


                                                             2001          2000
                                                           -------       -------
Notes payable to Rural Telephone
 Bank, maturing at various dates from 2009
  through 2019                                             $17,389        18,363
Notes payable to Federal Financing Bank,
 maturing in 2012                                           33,938        30,533
                                                           -------        ------
                                                            51,327        48,896
 Less current portion of long-term debt                      4,125         3,519
                                                           -------        ------
      Long-term debt                                       $47,202        45,377
                                                           =======        ======



       Principal payments required over the next five years calculated on the outstanding indebtedness at December 31, 2001, are: $4,125 in 2002; $4,194 in 2003; $4,268 in 2004; $4,347 in 2005; and $4,431 in 2006.

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

                 (Amounts in Thousands, Except Per Share Data)





       The notes payable to the Rural Telephone Bank are secured by a supplemental Mortgage Agreement executed by NPTC which provides that substantially all of the property, plant and equipment of NPTC, which approximates a net book value of $77 million, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by NPTC. Under these restrictions, unless certain working capital and net worth levels are maintained, NPTC is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholders or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of the NPTC restrictions, $3,997 of NPTC retained earnings were available for dividends to the Company as of December 31, 2001.

       As of December 31, 2001, consolidated retained earnings of the Company of approximately $21,387 were available for dividends and other distributions to shareholders.

       In 1996, the Company was granted approval for a loan from the Federal Financing Bank guaranteed by the Rural Utilities Service in the maximum principal amount of $75 million. The maximum principal amount will be advanced periodically over a six-year period for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of December 31, 2001, the Company had $5,196 of qualified capital expenditures which were eligible to be drawn against this facility. The original six-year advancement period ends in November of 2002, at which time the Company has the option of executing a three-year extension of the advancement period through November of 2005. The unadvanced amount of this facility as of December 31, 2001 was $34,764.

       Notes payable to the Rural Telephone Bank carry an interest rate of 6.5%. Notes payable to the Federal Financing Bank carry interest rates ranging from 4.3% to 6.7%.

       Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 2001, is $51,526.

       NPTC also has available through June of 2004 a $10 million line of credit at a rate of prime plus 1-1/2% with the Rural Telephone Finance Cooperative. The line of credit was not used in 2001 or 2000.

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

                 (Amounts in Thousands, Except Per Share Data)





(5)    Capital Lease

       The Company has a capital lease for equipment used in its operations. Amortization of the assets held under the capital lease is included within depreciation and amortization expense. The capital lease amount included in property, plant and equipment is as follows:


                                                       2001                2000
                                                     --------             ------
Capital lease                                        $ 10,363             8,875
Accumulated amortization                                 (793)             (247)
                                                     --------             -----
    Total                                            $  9,570             8,628
                                                     ========             =====




       The following table displays the aggregate minimum lease commitments under the capital lease as of December 31, 2001:





2002                                                                 $  1,592
2003                                                                    1,592
2004                                                                    1,592
2005                                                                    1,450
2006                                                                    1,272
Thereafter                                                              4,362
                                                                     --------
                      Total minimum lease commitments                  11,860

Less interest and executory costs                                       3,327
                                                                     --------
                      Present value of minimum lease commitments        8,533

Less current installments                                                 926
                                                                     --------
                      Long-term obligation at December 31, 2001      $  7,607
                                                                     ========


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

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

                 (Amounts in Thousands, Except Per Share Data)





       Eligible retirees of the Company are provided healthcare and life insurance benefits until the retiree reaches 65 years of age under an unfunded plan.

       The following table sets forth the Plans' change in benefit obligation, change in plan assets and reconciliation of funded status at December 31, 2001 and 2000.



                                                                         Pension benefits                       Other benefits
                                                                  ---------------------------              -------------------------
                                                                    2001                2000               2001                2000
                                                                  --------             ------              -----              -----
Change in benefit obligation:
  Benefit obligation at beginning
   of year                                                        $ 30,668             28,148              5,466              5,274
  Service cost                                                         885                824                165                153
  Interest cost                                                      2,245              2,071                395                390
  Plan amendments                                                      123                 --                 --                 45
  Curtailment gain                                                      --               (190)                --               (201)
  Special termination benefits                                          --                267                 --                304
  Benefits paid                                                     (1,381)            (1,243)              (364)              (322)
  Actuarial (gain) or loss                                           2,256                791                913               (177)
                                                                  --------             ------              -----              -----
  Benefit obligation at end of year                                 34,796             30,668              6,575              5,466

Change in plan assets:
  Fair value at beginning of year                                   33,798             31,792                 --                 --
  Actual return on plan assets                                        (932)             3,249                 --                 --
  Employer contributions                                                --                 --                364                322
  Benefits paid                                                     (1,381)            (1,243)              (364)              (322)
                                                                  --------             ------              -----              -----
  Fair value at end of year                                         31,485             33,798                 --                 --

Reconciliation of funded status:
  Funded status                                                     (3,311)             3,130             (6,575)            (5,466)
  Unrecognized actuarial (gain)
   or loss                                                           2,009             (3,859)               761               (152)
  Unrecognized transition (asset)                                     (611)              (764)                --                 --
  Unrecognized prior service cost                                    1,255              1,340                 (4)               (10)
                                                                  --------             ------              -----              -----
  Net amount at year end                                          $   (658)              (153)            (5,818)            (5,628)
                                                                  ========             ======              =====              =====

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

                 (Amounts in Thousands, Except Per Share Data)





       Assumptions used in the calculations as of December 31, 2001, 2000 and 1999, are:

                                                                     Pension benefits                        Other benefits
                                                           ---------------------------------         -------------------------------
                                                              2001         2000         1999         2001         2000         1999
                                                           -------         ----         ----         ----         ----         ----
Weighted average assumptions:
  Discount rate                                             % 7.00         7.50         7.50         7.00         7.50         7.50
  Expected return on assets                                   8.00         8.00         8.00          N/A          N/A          N/A
  Rate of compensation increase                               4.50         4.50         4.50         4.50         4.50         4.50



       Net periodic benefit costs include the following:

                                                                     Pension benefits                        Other benefits
                                                           ---------------------------------         -------------------------------
                                                              2001         2000         1999         2001         2000         1999
                                                           -------         ----         ----         ----         ----         ----
Components of net periodic benefit cost:
  Service cost                                             $   885          824          948          165          153          127
  Interest cost                                              2,245        2,071        1,907          395          390          256
  Expected return on
   plan assets                                              (2,645)      (2,494)      (2,126)          --           --           --
  Amortization of prior
   service cost                                                207          207          227           (6)         (11)         (12)
  Amortization of transition
   (asset)                                                    (153)        (153)        (153)          --           --           --
  Recognized actuarial
   (gain) or loss                                              (34)         (58)          --           --           --          (41)
                                                           -------          ---          ---          ---          ---          ---
  Net periodic benefit cost                                $   505          397          803          554          532          330
                                                           =======          ===          ===          ===          ===          ===
  Additional (gain) or loss due to:
     Curtailment                                                --          (46)          --           --           (8)          --
     Special termination benefits                               --          267           --           --          304           --
                                                           -------          ---          ---          ---          ---          ---
                                                           $    --          221           --           --          296           --
                                                           =======          ===          ===          ===          ===          ===

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

                 (Amounts in Thousands, Except Per Share Data)





       For purposes of measuring other postretirement benefits, the annual rate of increase in the per capita cost of covered benefits (i.e., healthcare cost trend rate) for 2001 was 10.0 percent for participants whose coverage included Major Medical Insurance, 10.0 percent for participants who have Blue Cross/Blue Shield coverage only, and 10.0 percent for participants who have Point of Service coverage. The rates were assumed to decrease gradually to 5 percent by the year 2008 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care trend rate would have the following effects:

                                                             One                     One
                                                          percentage             percentage
                                                        point increase         point decrease
                                                        --------------         --------------
Effect on total of service and interest cost
 components for 2001                                          $ 63                   (55)
Effect on 2001 postretirement benefit obligation               584                  (517)



The Company also has a nonqualified supplemental pension plan covering certain former and current employees which provides for incremental pension payments to the extent that income tax regulations limit the amount payable from the Company's qualified defined benefit retirement plan. The projected benefit obligation relating to such unfunded plan was approximately $746, $128 and $129 at December 31, 2001, 2000 and 1999, respectively. Pension expense for the plan was $113 in 2001, $2 in 2000 and $0 in 1999.


(7)    Income Taxes

       The components of income tax expense are:

                                              2001          2000           1999
                                            -------         -----         -----
Current:
  Federal                                   $ 4,426         3,830         6,093
  State                                       2,543         2,191         1,810
                                            -------         -----         -----
                                              6,969         6,021         7,903
Deferred:
  Federal                                     1,124           390           809
  State                                        (595)         (374)          190
                                            -------         -----         -----
                                                529            16           999
Deferred investment tax credit                  (24)          (29)          (69)
                                            -------         -----         -----
                                            $ 7,474         6,008         8,833
                                            =======         =====         =====

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

                 (Amounts in Thousands, Except Per Share Data)





       The Company's income tax expense differs from income tax expense computed at the federal statutory rate of 35 percent due to the following factors:

                                              2001           2000         1999
                                            -------         -----         -----
Statutory federal income tax                $ 6,242         4,864         7,531
State taxes on income (net of
 federal income tax benefit)                  1,158           902         1,300
Change in beginning of year
 valuation allowance                            215           451            86
Investment tax credit                           (24)          (29)          (69)
Tax-exempt interest                              (6)          (34)           --
Other                                          (111)         (146)          (15)
                                            -------         -----         -----
Income tax expense                          $ 7,474         6,008         8,833
                                            =======         =====         =====


       The significant components of deferred income tax expense attributable to income from operations are as follows:


                                                       2001      2000       1999
                                                       ----      ----       ----
Deferred tax expense (exclusive of the
 effects of the other components below)                $314      (435)       913
Increase in beginning of year
 valuation allowance                                    215       451         86
                                                       ----      ----       ----
                                                       $529        16        999
                                                       ====      ====       ====

       Additional deferred taxes of $(7) and $(631) were recorded in 2001 and 2000, respectively, related to unrealized gains and losses on marketable securities classified as available for sale (note 2).

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

                 (Amounts in Thousands, Except Per Share Data)





       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are presented below:

                                                              2001        2000
                                                           --------      ------
Deferred tax assets:
  Postretirement benefits                                  $ (2,414)     (2,335)
  Deferred compensation                                        (504)       (445)
  Compensated absences, principally due
   to accrual for financial reporting purposes                 (292)       (266)
  Accounts receivable                                          (917)       (634)
  State net operating loss carryforwards                     (2,292)     (1,175)
  Other                                                        (477)       (388)
  Net unrealized loss on available for sale securities          (40)        (33)
                                                           --------      ------
        Total gross deferred tax assets                      (6,936)     (5,276)

    Less valuation allowance                                    820         605
                                                           --------      ------
        Net deferred tax assets                              (6,116)     (4,671)

Deferred tax liabilities:
  Plant and equipment, principally due to
   differences in depreciation                               13,701      12,255
  Pension                                                        93          43
  Amortization of deferred financing costs                      107         127
  Other                                                       1,449         958
                                                           --------      ------
        Total gross deferred tax liability                   15,350      13,383
                                                           --------      ------
        Net deferred tax liability                         $  9,234       8,712
                                                           ========       =====
Unamortized investment tax credit                          $     58          82
                                                           ========       =====

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

                 (Amounts in Thousands, Except Per Share Data)





       The valuation allowance for deferred tax assets relates to state loss carryforwards of subsidiaries. The valuation allowance for deferred tax assets as of January 1, 2001 and 2000, was $820 and $605, respectively. For the year ended December 31, 2001, there was a net increase in the valuation allowance in the amount of $215. The net change in the valuation allowance for the year ended December 31, 2000, was a net increase of $451. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

       At December 31, 2001, the Company has net operating loss carryforwards for state income tax purposes of $22,944 which are available to offset future state taxable income, if any, through 2011.


(8)    Business Restructuring

       In the fourth quarter of 2000, a pretax charge of $972 was recorded in network and other operating expenses to cover the restructuring costs associated with the shut down of the Nauticom Sports Network (NSN). The total charges reduced net income by $632.

       The business restructuring charge of $972 included restructuring liabilities of $671 and asset impairments of $301. The restructuring liabilities consisted of $432 for employee severance payments and related taxes for 30 people who were involuntarily terminated, $122 for future operating lease expense associated with a leased facility under contract which will no longer be used and $117 for other charges associated with the restructuring. As of December 31, 2000, all employees had been terminated and all severance payments and related taxes had been paid, making the remaining restructuring accrual liability $239 as of December 31, 2000, with $183 recorded in other accrued liabilities (current) and $56 recorded in other liabilities (non-current).

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

                 (Amounts in Thousands, Except Per Share Data)





       During 2001, the Company has satisfied all remaining obligations with the exception of the remaining future operating lease payments. Total net cash expenditures during 2001 totaled $331. An additional net $277 was recorded as expense in 2001, due primarily to the settlement of a contract for satellite equipment and airtime above the Company's original estimate and the inability to generate the estimated sub-lease contracts for the facility under lease, offset partially by the sale of NSN fixed assets with a net book value of $31 for a gain. As of December 31, 2001, the remaining restructuring accrual liability was $154, with $36 recorded in accrued liabilities (current) and $118 recorded in other liabilities (non-current).


(9)    Related Party Transaction

       In 1998, the Company entered into an agreement to outsource certain data processing functions to a third party processor (Processor). The Company and the Processor are related by a common shareholder and director. Payments to the Processor under this agreement were $3,196, $2,807, and $2,553 in 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999, the Company paid approximately $42, $106 and $101, respectively, to a member of the Board of Directors law firm for various legal services. As of December 31, 2001, the Company had amounts outstanding of $241 and $275 to the Processor and law firm, respectively.

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

                 (Amounts in Thousands, Except Per Share Data)





 (10)  Unaudited Quarterly Financial Data for 2001 and 2000

       The following are summaries of quarterly financial data for the years ended December 31, 2001 and 2000, as reported by the Company:


                                     Unaudited (in thousands, except per share data)
                                     -----------------------------------------------
                                        First      Second       Third      Fourth
                                       quarter     quarter     quarter     quarter
                                     ----------    -------     -------   -----------
2001
  Operating revenues                    $20,658     21,071     22,628     22,087
  Net operating revenues                  3,204      5,050      5,816      5,975
  Net earnings                            1,474      2,559      3,227      3,102
  Basic and diluted earnings per
   common share                             .10        .17        .22        .21

2000
  Operating revenues                    $18,833     19,969     19,575     19,474
  Net operating revenues                  4,283      3,674      2,412      2,341
  Net earnings                            2,436      3,276      1,158      1,019
  Basic and diluted earnings per
   common share                             .16        .22        .08        .07


                                                                      Schedule I


                NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                 Condensed Financial Information of Registrant

                            Condensed Balance Sheets

                           December 31, 2001 and 2000

                             (Amounts in Thousands)


                                 Assets                         2001       2000
                                                              -------    -------
Current assets:
     Cash and temporary investments                           $   173      1,422
     Marketable securities available for sale                      --      4,940
     Accounts receivable from subsidiary                          134        144
     Accounts receivable - other                                   --         86
                                                              -------    -------
                    Total current assets                          307      6,592

Property, plant and equipment:
     Land                                                         150        150
     Buildings                                                  1,187      1,187
     Equipment                                                     21         21
                                                              -------    -------
                                                                1,358      1,358

        Less accumulated depreciation and amortization            250        210
                                                              -------    -------
                                                                1,108      1,148

Deferred income taxes                                             370         32
Other assets                                                    1,036      1,008
Investment in subsidiaries                                     51,247     51,618
Notes and accounts receivable - subsidiaries                   25,250     17,865
                                                              -------    -------
                                                              $79,318     78,263
                                                              =======    =======


                                                                     (Continued)

                                                                      Schedule I

                 NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                  Condensed Financial Information of Registrant

                            Condensed Balance Sheets

                           December 31, 2001 and 2000

                             (Amounts in Thousands)


                  Liabilities and Shareholders' Equity       2001         2000
                                                           --------    --------
Current liabilities:
     Dividend payable                                      $  2,551       2,551
     Accounts payable - subsidiaries                              1           8
     Federal and state income taxes                           1,967       1,426
     Other liabilities                                          457          84
                                                           --------    --------
                    Total current liabilities                 4,976       4,069

Shareholders' equity:
     Common stock                                             2,350       2,350
     Capital in excess of par value                           2,215       2,215
     Retained earnings                                       70,342      70,183
     Less cost of treasury stock                               (508)       (508)
     Accumulated other comprehensive income - unrealized
        loss on available for sale securities, net              (57)        (46)
                                                           --------    --------
                                                             74,342      74,194
                                                           --------    --------
                                                           $ 79,318      78,263
                                                           ========    ========

                                                                      Schedule I


                 NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                  Condensed Financial Information of Registrant

                       Condensed Statements of Operations

                  Years ended December 31, 2001, 2000 and 1999

                             (Amounts in Thousands)

                                                 2001         2000        1999
                                               --------    --------    --------
Revenues:
     Dividends from subsidiaries               $ 10,403       7,352      14,302
     Interest income                              1,815       1,549         622
     Nonoperating income                             --         134          79
     Gain on sale of marketable securities           59       2,056         208
                                               --------    --------    --------
                                                 12,277      11,091      15,211
Expenses:
     General office salaries and expenses           507         463         396
     State taxes                                     81         111         109
     Nonoperating expenses                          717          --          --
                                               --------    --------    --------
                                                  1,305         574         505
                                               --------    --------    --------
          Earnings before income taxes and
            equity in overdistributed
            net earnings of subsidiaries         10,972      10,517      14,706

Income taxes                                        222       1,269         123
                                               --------    --------    --------
          Earnings before equity in
            overdistributed net earnings
            of subsidiaries                      10,750       9,248      14,583

Equity in overdistributed net
  earnings of subsidiaries                         (388)     (1,359)     (1,898)
                                               --------    --------    --------
                    Net earnings               $ 10,362       7,889      12,685
                                               ========    ========    ========

                                                                      Schedule I


                 NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                  Condensed Financial Information of Registrant

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                             (Amounts in Thousands)


                                                                                         2001               2000              1999
                                                                                       --------          --------          --------
Cash from operating activities:
     Net earnings                                                                      $ 10,362             7,889            12,685
     Adjustments to reconcile net earnings
       to net cash provided by operating activities:
           Equity in overdistributed earnings of affiliates                                 388             1,359             1,898
           Gain on sale of marketable securities                                            (59)           (2,056)             (208)
           Other adjustments                                                                 13                13                15
           Changes in assets and liabilities:
              Receivables                                                                    96               (61)               (3)
              Dividend receivable                                                            --                --             2,248
              Accounts payable - subsidiaries                                                (7)              (12)               17
              Other liabilities                                                             914             1,038            (1,193)
              Deferred income taxes                                                        (319)                9               (23)
                                                                                       --------          --------          --------
                    Total adjustments                                                     1,026               290             2,751
                                                                                       --------          --------          --------
                    Net cash provided by operating
                     activities                                                          11,388             8,179            15,436
                                                                                       --------          --------          --------
Cash from investing activities:
     Purchases of marketable securities available
      for sale                                                                             (917)           (6,871)           (9,867)
     Proceeds from sale of marketable securities
      available for sale                                                                  5,868            19,515             8,450
     Notes receivable - subsidiaries                                                     (7,385)          (15,035)           (1,670)
                                                                                       --------          --------          --------
                    Net cash used for investing activities                               (2,434)           (2,391)           (3,087)
                                                                                       --------          --------          --------


                                       28
                                                                     (Continued)

                                                                      Schedule I


                 NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

                  Condensed Financial Information of Registrant

                       Condensed Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                             (Amounts in Thousands)



                                                                                     2001                2000                1999
                                                                                   --------            --------            --------
Cash used for financing activities:
     Cash dividends                                                                $(10,203)             (9,903)             (9,453)
                                                                                   --------            --------            --------
                    Net cash used for financing
                     activities                                                     (10,203)             (9,903)             (9,453)
                                                                                   --------            --------            --------
                    Net (decrease) increase in cash
                     and temporary investments                                       (1,249)             (4,115)              2,896

Cash and temporary investments at beginning of year                                   1,422               5,537               2,641
                                                                                   --------            --------            --------
Cash and temporary investments at end of year                                      $    173               1,422               5,537
                                                                                   ========            ========            ========

See accompanying independent auditors' report

                                                                     Schedule II


                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                  Years ended December 31, 2001, 2000 and 1999

                             (Amounts in Thousands)



                         Column A                                 Column B         Column C         Column D          Column E
                                                                                  Additions
                                                                 Balance at       charged to                         Balance at
                                                                 beginning        operating                             end
                       Description                               of period         expenses        Deductions        of period
-----------------------------------------------------------     -------------    -------------    --------------    -------------

Allowance for doubtful accounts deducted from
 accounts receivable in the balance sheet:
        2001                                                $         559              442               586              415
                                                                =============    =============    ==============    =============
        2000                                                $         356              788               585              559
                                                                =============    =============    ==============    =============
        1999                                                $         --               446                90              356
                                                                =============    =============    ==============    =============

See accompanying independent auditors' report.