Form 10-Q
period 2002-03-31
NORTH PITTSBURGH SYSTEMS INC
filed 2002-05-15
CIK 764765

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended             March 31, 2002
                                    --------------------------------------

                                      OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _________________

Commission File Number                      0-13716
                       ---------------------------------------------------

                        NORTH PITTSBURGH SYSTEMS, INC.
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                               25-1485389
------------------------------       --------------------------------------
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

                           Common Stock Outstanding
                           ------------------------

At April 29, 2002, the Registrant had 15,005,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                    PART I

                                    Item 1
                             Financial Statements
                North Pittsburgh Systems, Inc. and Subsidiaries
                Consolidated Statements of Earnings (Unaudited)
                (Amounts in Thousands - Except Per Share Data)

                                                         For the Three Months
                                                            Ended March 31
                                                        ----------------------

                                                            2002        2001
                                                         ----------  ----------
Operating revenues:
  Local network services                                  $ 5,529     $ 4,849
  Long distance and access services                        13,696      13,063
  Directory advertising, billing & other services             352         591
  Telecommunication equipment sales                           607         487
  Other operating revenues                                  2,326       1,668
                                                          -------     -------

     Total Operating Revenues                              22,510      20,658


Operating expenses:
  Network and other operating expenses                     10,867      11,789
  Depreciation and amortization                             4,389       4,476
  State and local taxes                                       859         872
  Telecommunication equipment expenses                        400         317
                                                          -------     -------

     Total Operating Expenses                              16,515      17,454
                                                          -------     -------

   Net Operating Income                                     5,995       3,204


Other expense (income), net:
  Interest expense                                            914         890
  Interest income                                            (153)       (337)
  Sundry income, net                                         (298)         88
                                                          -------     -------

                                                              463         641
                                                          -------     -------

     Earnings before income taxes                           5,532       2,563

Income taxes                                                2,286       1,089
                                                          -------     -------

     Net earnings                                         $ 3,246     $ 1,474
                                                          =======     =======


Weighted average common shares outstanding                 15,005      15,005
                                                          =======     =======

Basic and diluted earnings per share                      $   .22     $   .10
                                                          =======     =======

Dividends per share                                       $   .17     $   .17
                                                          =======     =======

    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                            (Amounts in Thousands)

                                                           (Unaudited)
                                                             March 31   Dec. 31
              ASSETS                                           2002       2001
                                                             --------   --------

Current Assets:
  Cash and temporary investments                             $ 34,278   $ 35,299
  Marketable securities available for sale                        332        244
  Accounts receivable:
   Customers, net of allowance for doubtful accounts of
     $416 and $415, respectively                                5,261      5,404
   Access service settlements and other                         8,828      8,606
  Prepaid expenses                                                430        496
  Inventories of construction and operating materials and
   supplies                                                     2,433      2,548
  Prepaid taxes other than income taxes                           917          -
  Deferred income tax                                           1,249      1,249
                                                             --------   --------

     Total current assets                                      53,728     53,846
                                                             --------   --------

Property, plant and equipment:
  Land                                                            475        475
  Buildings                                                    13,545     13,531
  Equipment                                                   175,223    173,714
  Assets held under capital lease                              10,363     10,363
                                                             --------   --------
                                                              199,606    198,083

  Less accumulated depreciation and amortization              103,459     99,660
                                                             --------   --------
                                                               96,147     98,423

  Construction in progress                                      3,984      2,875
                                                             --------   --------
     Total property, plant and equipment, net                 100,131    101,298

Investments                                                    12,579     11,891
Deferred financing costs                                          570        590
Other assets                                                    1,268      1,338
                                                             --------   --------

                                                             $168,276   $168,963
                                                             ========   ========

                                                                     (Continued)

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                            (Amounts in Thousands)

                                                          (Unaudited)
                                                            March 31   Dec. 31
               LIABILITIES AND SHAREHOLDERS' EQUITY           2002       2001
                                                            --------   --------
Current liabilities:
  Current portion of long-term debt                         $  4,141   $  4,125
  Obligation under capital lease                                 943        926
  Accounts payable                                             8,015      7,764
  Dividend payable                                             2,551      2,551
  Other accrued liabilities                                    2,748      3,938
  Federal and state income taxes                               2,508      1,605
                                                            --------   --------

     Total current liabilities                                20,906     20,909
                                                            --------   --------

Long-term debt                                                46,156     47,202
Obligation under capital lease                                 7,368      7,607
Deferred income taxes                                         10,706     10,483
Accrued pension and postretirement benefits                    6,140      6,476
Other liabilities                                              1,974      1,944
                                                            --------   --------

     Total liabilities                                        93,250     94,621
                                                            --------   --------

Shareholders' equity:
  Capital stock-common stock, par value $.15625;
   authorized 50,000 shares; issued 15,040 shares
   and outstanding 15,005 shares                               2,350      2,350
  Capital in excess of par value                               2,215      2,215
  Retained earnings                                           71,037     70,342
  Less cost of treasury stock (35 shares)                       (508)      (508)
  Accumulated other comprehensive income-unrealized loss
   on available for sale securities, net                         (68)       (57)
                                                            --------   --------

     Total shareholders' equity                               75,026     74,342
                                                            --------   --------

                                                            $168,276   $168,963
                                                            ========   ========

    See accompanying notes to condensed consolidated financial statements.

                NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)
                            (Amounts in Thousands)

                                                                         For the Three Months
                                                                            Ended March 31
                                                                         --------------------
                                                                          2002         2001
                                                                         -------      -------
Cash from operating activities:
 Net earnings                                                            $ 3,246      $ 1,474
 Adjustments to reconcile net earnings to net cash from
  operating activities:
   Depreciation and amortization                                           4,389        4,476
   Gain on sale of marketable securities                                       -           13
   Equity (income) loss of affiliated companies                             (688)          54
   Changes in assets and liabilities:
    Accounts receivable                                                      (79)         318
    Inventories of construction and operating materials
     and supplies                                                            115          552
    Deferred financing costs, prepaid expenses and
     other assets                                                            156          104
    Prepaid taxes                                                           (917)        (873)
    Accounts payable                                                         251         (368)
    Other accrued liabilities                                             (1,160)         (77)
    Accrued pension and postretirement benefits                             (336)         166
    Federal and state income taxes                                           903          501
    Deferred income taxes                                                    232          119
    Other, net                                                               (32)         (14)
                                                                         -------      -------
      Total adjustments                                                    2,834        4,971
                                                                         -------      -------

      Net cash from operating activities                                   6,080        6,445
                                                                         -------      -------

Cash used for investing activities:
 Expenditures for property and equipment                                  (3,166)      (3,131)
 Net salvage and cost of removal on retirements                              (61)           2
                                                                         -------      -------

      Net capital additions                                               (3,227)      (3,129)
                                                                         -------      -------

 Purchase of marketable securities available for sale                        (71)        (839)
 Proceeds from sale of marketable securities available for sale                -        2,744
 Distributions from affiliated entities                                        -           57
                                                                         -------      -------

      Net cash used for investing activities                              (3,298)      (1,167)
                                                                         -------      -------

Cash used for financing activities:
 Cash dividends                                                           (2,551)      (2,551)
 Payments of capital lease obligation                                       (222)        (180)
 Retirement of debt                                                       (1,030)        (878)
 Proceeds from issuance of debt                                                -        1,552
                                                                         -------      -------

      Net cash used for financing activities                              (3,803)      (2,057)
                                                                         -------      -------

Net (decrease) increase in cash and temporary investments                 (1,021)       3,221

Cash and temporary investments at beginning of period                     35,299       19,240
                                                                         -------      -------

Cash and temporary investments at end of period                          $34,278      $22,461
                                                                         =======      =======

Interest paid                                                            $   900      $   870
                                                                         =======      =======

Income taxes paid                                                        $ 1,030      $   475
                                                                         =======      =======

Supplemental disclosure of noncash financing activities:

A capital lease obligation of $176 was incurred when a subsidiary of the Registrant entered into a lease for new equipment during the three-month period ended March 31, 2001. No obligation was incurred during the three-month period ended March 31, 2002.

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

     In July, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Registrant adopted this pronouncement on January 1, 2002. As of March 31, 2002, the Registrant had a net book value of $561 in equity method goodwill (recorded under "Investments") as the result of the purchase of additional interest in the Pennsylvania RSA 6(II) Limited Partnership in September, 2000. SFAS No. 142 discontinues the amortization of equity method goodwill and prescribes that the Registrant continue to test for impairment in accordance with Accounting Principles Board (APB) Opinion 18. The Registrant noted no impairment during its review of the equity method goodwill and associated investment during the first quarter of 2002. This pronouncement did not have a significant impact on the consolidated financial statements.

     In August, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Registrant adopted this pronouncement on January 1, 2002. This pronouncement did not have a significant impact on the consolidated financial statements.

(2)  Comprehensive Income
     --------------------

     SFAS No. 130, "Reporting Comprehensive Income", establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The reconciliation of net income to comprehensive income is as follows (in thousands):


                                            For the Three Months
                                               Ended March 31
                                          ------------------------
                                             2002          2001
                                            ------        ------
     Net income                           $  3,246       $  1,474
     Unrealized gain (loss) on
      marketable securities
      including reclassification
      adjustments, net of tax                  (11)            50
                                          --------       --------

        Comprehensive income              $  3,235       $  1,524
                                          ========       ========

                                    PART I

                                    Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
     (Amounts in Thousands Except Per Share Data and Operating Statistics)

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

     (a)  Changes in Financial Condition
          ------------------------------

          There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 2001 to March 31, 2002, the end of the three-month period reported herein.

     (b)  Results of Operations
          ---------------------

          Net earnings for the three-month period ended March 31, 2002 were $3,246, or $.22 per share, compared to net earnings of $1,474, or $.10 per share, for the comparable prior year period. These fluctuations were attributable to the following factors:

          (1) Operating Revenues
              ------------------

              Total operating revenues increased $1,852, or 9.0%, in the three-month period ended March 31, 2002 over the comparable period in 2001. This increase was primarily the result of increases in local network services of $680 (14.0%), long distance and access services of $633 (4.8%), telecommunications equipment sales of $120 (24.6%) and other operating revenues of $658 (39.4%), offset partially by a decrease in directory advertising, billing and other services of $239 (40.4%).

              Increases in local network service revenues of $680, or 14.0%, were attributable to several factors, one of which was North Pittsburgh's Chapter 30 filing with the Pennsylvania Public Utility Commission (PA PUC) in December of 2001. As a result of this revenue neutral filing, North Pittsburgh increased local rates, with the corresponding offset occurring through a decrease in intrastate access rates. The revenue shift from long distance and access services revenues to local network services revenues was approximately $450 for the three-month period ended March 31, 2002. Penn Telecom's basic area revenues also increased $253 due to continued successful penetration south of North Pittsburgh's territory in the city of Pittsburgh and surrounding areas as well as north of North Pittsburgh's territory in the city of Butler, PA. Penn Telecom's basic access lines installed increased from 5,132 as of March 31, 2001 to 11,091 as of March 31, 2002, and primary rate interface (PRI) circuits grew from 74 circuits as of March 31, 2001 to 211 circuits as of March 31, 2002.

              The increase in long distance and access service revenues of $633, or 4.8%, was attributable to an increase in high capacity circuits sold (special access revenues) and an increase in cellular termination revenues, offset partially by lower access and toll revenues. Special access revenues increased $353 at North Pittsburgh and $387 at Penn Telecom, mostly as a result of large increases in the number of DS-1 and DS-3 circuits sold. At Penn Telecom, the number of DS-1s, DS-3s and OC-3s installed have increased from 83, 10 and 0, respectively, as of March 31, 2001 to 251, 22 and 2, respectively, as of March 31, 2002. Cellular termination access revenues increased $119 due to the growth in minutes of use (MOUs) of cellular traffic. Interstate and intrastate access revenues decreased approximately $133, mostly as a result of the North Pittsburgh Chapter 30 filing which, as described above, shifted approximately $450 from intrastate access revenues to local network services revenue. The shifting of revenue at North Pittsburgh was partially offset by the growth in customers producing originating and terminating access revenues at Penn Telecom. Toll revenues decreased approximately $167 due to a decrease in intraLATA toll revenues at North Pittsburgh, partially offset by a growth in both intraLATA and interLATA toll revenues at Penn Telecom. The decrease in intraLATA toll revenues at North

Pittsburgh was mostly a result of a decrease in market share and loss of minutes of use to such competition as cellular and to a decrease in the average billed rate due to the development of additional calling plans to meet the competitive environment. This decrease was partially offset by an increase in both intraLATA and interLATA toll revenues at Penn Telecom due to the successful bundling of toll with local calling packages. As of March 31, 2002, 78% of Penn Telecom's competitive local exchange carrier (CLEC) customers subscribed to one of its toll packages.

              Telecommunications equipment sales increased $120, or 24.6%, due to an increase in private branch exchange and additional equipment sales, offset partially by lower key system sales.

              The increase in other operating revenues of $658, or 39.4%, was primarily due to the growth in digital subscriber line (DSL) revenues of approximately $425 as combined DSL lines (both wholesale and retail) increased from 3,023 as of March 31, 2001, to 5,447 as of March 31, 2002. In addition, net uncollectible revenue charges decreased due to improved cash collection from both retail customers as well as carriers.

              The decrease in directory advertising, billing and other services of $239, or 40.4%, was mostly due to a decrease of $191 in directory advertising revenue and a decrease of $32 in carrier billing and collection revenues. Projected annual directory advertising revenues for 2002 are expected to decrease approximately $750 from $1,800 in annual revenue in 2001 to $1,050 in annual revenue for 2002. North Pittsburgh's five-year agreement with its former directory partner expired with the 2001 directory. As the terms proposed by the former directory partner for the next contract greatly decreased North Pittsburgh's share of the income generated by the directory, North Pittsburgh negotiated a five-year contract with a new partner, at terms much more advantageous to North Pittsburgh. However, as the former partner continued to publish its directory, the competitive environment increased, resulting in lower revenues generated by North Pittsburgh's 2002 directory. With carrier billing and collection revenues, North Pittsburgh has contracts with several interexchange carriers (IXCs) and other telecommunications companies in which it earns fees for performing billing and collection services on behalf of these companies. North Pittsburgh has seen the volume of services and calls billed on behalf of these companies steadily decrease over the past two years, mostly as a result of more companies bringing these functions in-house.

     (2) Operating Expenses and Net Revenues
         -----------------------------------

              Total operating expenses decreased $939, or 5.4%, in the three-month period ended March 31, 2002 over the comparable period in 2001. The change was primarily the result of decreases in network and other operating expenses of $922 (7.8%), depreciation and amortization expenses of $87 (1.9%) and state and local taxes of $13 (1.5%), offset by an increase in telecommunications equipment expenses of $83 (26.2%).

              The decrease in network and other operating expenses of $939, or 5.4%, was due to decreased expenses at North Pittsburgh, Penn Telecom and Pinnatech. At North Pittsburgh, network and other operating expenses for the three-month period ended March 31, 2002 decreased by approximately $390 from the prior year comparable period due to several factors, one of which was a cost reduction program instituted during the later part of the first quarter of 2001. As discussed under the Regulatory Matters section of this report (paragraph
(d)(3) of this section), the intent of the Telecommunications Act of 1996 (the 1996 Act) as well as some current Federal Communications Commission (FCC) and PA PUC regulatory proceedings is to open up the telecommunications market to competition. Although North Pittsburgh has yet to see any material impact on its revenues or loss of access lines, it has adopted a pro-active approach to cost reduction. The cost reduction program involved not only the elimination of direct external expenses such as a large reduction in the use of outside contractors, but also involved improving operating procedures. Internal processes and procedures have been re-engineered to maximize both labor and material usage as well as inventory levels. In addition, with the recent completion of the five-year modernization of North Pittsburgh's network during 2001, maintenance expense has decreased from prior year levels as legacy equipment has been upgraded and/or replaced. Also, the prior year period included a charge of $318 to reduce inventory to the lower of cost or market.

              At Penn Telecom, network and other expenses for the three-month period ended March 31, 2002 decreased approximately $210 from the prior year comparable period. The decrease was mostly a result of an approximate $500 charge incurred in the prior year period due to the expensing of operational support system evaluation charges in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In addition, the prior year period included $85 in renovation expense for a Penn Telecom facility and the current year period included $64 in performance assurance payments received from Verizon, which are recorded as a reduction in operating expenses. These expense decreases were offset by the underlying growth in Penn Telecom's CLEC variable costs in association with the overall growth in access line equivalents and revenue. Unbundled network element
(UNE) costs for non-facilities based access lines, broadband circuit costs and DSL costs have increased approximately $290 from the comparable prior year period to support the overall growth in the network, access lines, high capacity circuits and DSL lines in service. In addition, personnel and other operating costs grew in order to support the revenue growth and overall growth of the network.

              At Pinnatech, network and other operating expenses for the three-month period ended March 31, 2002 decreased approximately $110 from the prior year comparable period. The decrease was a result of a lower employee base, which resulted in a reduction of $77 in salary and related benefits expense. In addition, approximately $50 in Nauticom Sports Network (NSN) charges were incurred by Pinnatech in the prior year comparable period. Although the NSN was closed in December of 2000, several contracts were settled for higher amounts than originally accrued for in the restructuring reserve and other miscellaneous charges were incurred in the first quarter of 2001.

              The decrease in depreciation and amortization expenses of $87, or 1.9%, was the result of the decrease in the depreciable asset base at North Pittsburgh due to the retirement of approximately $16 million of property and equipment during 2001. The retirements were mostly a result of the completion of the North Pittsburgh five-year network modernization plan during 2001, with the property and equipment which had been rendered obsolete through the improved network architecture and digital capability removed from service. The Registrant made gross property additions of $99.6 million over the past five years to implement state-of-the-art switching transmission and transport facilities, an extensive fiber network, broadband capability via DSL technology to 97% of North Pittsburgh's lines and to support the build-out of the Penn Telecom CLEC operations.

              The increase in telecommunications and equipment expense of $83, or 26.2%, was a direct result of the increase in telecommunications equipment sales of 24.6%.

              The decrease in state and local taxes of $13, or 1.5%, was mostly attributable to a reduction in the Pennsylvania capital stock tax due to a reduction in millage rates from the prior year.

              Overall, the increase in total operating revenues of $1,852, coupled with the decrease in total operating expenses of $939, resulted in a 87.1% increase in net operating income for the three-month period ended March 31, 2002 over the comparable period in 2001.

          (3) Other Items
              -----------

              Interest expense increased for the three-month period ended March 31, 2002 by $24 over the comparable period in 2001 due to increased average debt balances. Interest income decreased $184 primarily due to the liquidation of available for sale debt securities in April of 2001 and the general decrease in short-term money market rates for temporary investments. The net increase in sundry income of $386 was primarily due to an increase in equity income from the Registrant's investments in three cellular partnerships.

     (c)  Liquidity and Capital Resources
          -------------------------------

                                                       March 31,    December 31,
                                                          2002          2001
                                                       ---------    ------------

     Cash and temporary investments                    $  34,278      $  35,299
     Working capital                                   $  32,822      $  32,937
     Long-term debt (including current maturities)     $  50,297      $  51,327

          Cash and temporary investments were $34,278 at March 31, 2002 as compared to $35,299 at December 31, 2001. The decrease was due to the annual contribution made to the Registrant's defined benefit retirement plan in the amount of $625, the annual estimated gross receipts tax payments made in the amount of $1,393 and the $3,803 expended for financing activities, which includes cash dividends and the scheduled repayments of debt and capital lease obligations, during the first quarter of 2002. In addition, the Registrant has internally funded 100% of the $3,166 of expenditures for property and equipment during the first quarter of 2002. These cash outlays were partially offset by the strong cash flows from operations of $6,080 for the first quarter of 2002.

          Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, etc. Management expects to continue the investment of such excess funds throughout 2002, which should enable the Registrant to satisfactorily meet all short-term obligations.

          Working capital levels at March 31, 2002 remained comparable to December 31, 2001.

          The decrease in long-term debt was a result of the scheduled $1,030 of principal repayments in the three-month period ended March 31, 2002. As mentioned above, the Registrant funded 100% of its first quarter 2002 expenditures for property and equipment from its strong cash flows from operations as well as healthy cash reserves. As such, no additional advances were requested from the Registrant's available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75 million. The maximum principal amount has been and will be advanced periodically over a total six-year period for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. All advances have a maturity date of December 31, 2012. The total amount outstanding at March 31, 2002 to the FFB under this loan was $33,166. As of March 31, 2002, North Pittsburgh had $5,045 of qualified capital expenditures that were eligible to be drawn against this facility. In addition, North Pittsburgh had principal outstanding of $17,131 at March 31, 2002 from loan advances from the Rural Telephone Bank (RTB) made from 1977 through 1987. The advances from the RTB have maturity dates ranging from 2009 through 2019.

              The notes payable to the RTB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the property, plant and equipment of North Pittsburgh, which approximates a net book value of $76 million, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital and net worth levels are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholders or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, $5,894 of North Pittsburgh's retained earnings were available for dividends to the Registrant as of March 31, 2002. Taking into consideration the North Pittsburgh restrictions, consolidated retained earnings of the Registrant of approximately $23,761 were available for dividends and other distributions to the Registrant's shareholders as of March 31, 2002.

              The original six-year advancement period for the RUS loan ends in November of 2002, at which time North Pittsburgh has the option of executing a three-year extension of the advancement period through November of 2005. The unadvanced amount of this facility as of March 31, 2002 was $34,764.

              North Pittsburgh also has available through June of 2004 a $10 million line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1 1/2%. No borrowings have taken place against the line of credit.

              A summary of the Registrant's significant contractual obligations and commitments as of March 31, 2002 is as follows:

                                           Debt Principal   Capital Lease*
                                           --------------   -------------

              Remainder of 2002               $ 3,095          $1,370
              2003                              4,194           1,592
              2004                              4,268           1,592
              2005                              4,347           1,450
              2006                              4,431           1,272
              Thereafter                       29,962           4,362

*Represents total minimum lease commitments (interest and executory costs are included).

              Consolidated capital expenditure commitments for the purchase and installation of new equipment at March 31, 2002 amounted to approximately $1.1 million, with such amount being part of the 2002 construction program, which is projected to be in the range of $13.0 million to $14.0 million.

              Management expects cash flows provided by operating activities and cash reserves in 2002 to be sufficient to service long-term debt and capital lease obligations, to pay dividends and to finance all non-RUS qualified projects. The Registrant has the necessary cash flows from operations and cash reserves to internally finance 100% of its projected capital expenditures. However, due to the low cost financing available through the RUS for qualified North Pittsburgh capital expenditures, the Registrant may request advancements from the RUS facility in the future.

     (d)  Other Information
          -----------------

          (1)  Critical Accounting Policies
               ----------------------------

               Certain accounting policies are very important to the portrayal of the Registrant's financial condition and results of operations and require management's most subjective or complex judgments. These policies are as follows:

               Revenue Recognition
               -------------------

               Revenues are recognized when local network, long distance and access services are provided. Local service and intrastate long distance and access service revenues are subject to the jurisdiction of the PA PUC. The Registrant participates in interstate pooling arrangements with other telephone companies. Such pools are funded by access service charges regulated by the FCC. Revenue earned through pooling is initially recorded based on estimates. The Registrant has settled substantially all access service arrangements through 2000. Revenues from equipment sales are recorded after equipment has been installed and accepted by the customer.

               Nonrefundable up-front activation fees associated with the provisioning of telephone service, when material, are deferred and recognized over the expected term of the customer relationship.

               Impairment of Long-Lived Assets
               -------------------------------

               Based upon the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Registrant reviews assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows. The Registrant determined that there was no impairment to the carrying value of such assets during the first quarter of 2002.

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

          (2)  NSN Restructuring
               -----------------

               In the fourth quarter of 2000, the Registrant shutdown the NSN. The sports network division of Pinnatech had been providing broadcasts of high school and small college sporting events as well as other sports programming. A pretax charge of $972 was recorded during 2000 in network and other operating expenses to cover the restructuring costs associated with the shutdown of the NSN, with a restructuring accrual of $239 remaining as of December 31, 2000.

               During 2001, the Registrant satisfied all remaining obligations with the exception of the remaining future operating lease payments. Net NSN restructuring cash expenditures during 2001 totaled $331. An additional net $277 was recorded as expense in 2001, due primarily to the settlement of a contract for satellite equipment and airtime above the Registrant's original estimate and the inability to generate the estimated sub-lease contracts for the facility under lease, offset partially by the sale of NSN fixed assets with a net book value of $31 for a gain. As of December 31, 2001, the remaining restructuring accrual liability was $154.

               In the first quarter of 2002, net cash expenditures for the leased facility were $8, making the remaining restructuring accrual $146 as of March 31, 2002. No additions or reversals to the accrual were made during the first quarter of 2002.

          (3)  Regulatory Matters
               ------------------

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

               The FCC has issued a number of Rulemakings that continue to implement the requirements of the 1996 Act. The clear intent of the 1996 Act was to open up the local exchange market to competition. The 1996 Act appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its services at wholesale rates, provide number portability, provide dialing parity, provide interconnection to any requesting carrier for the transmission and routing of telephone exchange service and exchange access and provide access to network elements.

               North Pittsburgh's wireline operations are considered Rural under the 1996 Act and are exempt from certain of the foregoing obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. North Pittsburgh along with 17 other rural companies in Pennsylvania was granted a temporary suspension to July 10, 2002 of certain interconnection requirements in the 1996 Act applicable to incumbent local exchange carriers
(LECs) as they relate to non-facilities based competition.

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

               Effective January 22, 2001, North Pittsburgh moved from ROR regulation in the intrastate jurisdiction to an alternative form of regulation, which is a price cap plan. Under North Pittsburgh's price cap plan, rates for non-competitive intrastate services are allowed to increase based on an index that measures economy-wide price increases less a productivity offset. There is no limitation on earnings under this plan. The terms of the plan also allow North Pittsburgh to rebalance rates once each year in order to allow North Pittsburgh to gradually realign its intrastate rate structure on a more rational basis in order to meet future competition. In addition, as competition develops in the future, North Pittsburgh may file with the PA PUC to declare certain services competitive and thereby be freed from all rate regulation for those services. In return for approval of the alternative form of regulation, North Pittsburgh has committed to continue to upgrade its network in the future to ensure that all its customers will have access to broadband services. While there is no immediate impact to North Pittsburgh's operations and revenues under the price cap plan, it is North Pittsburgh's view that the plan as approved will aid North Pittsburgh in meeting competition in the future.

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

               Specifically, the PA PUC, in an order entered April 10, 2001, granted AT&T Communications and its affiliate, TCG Pittsburgh, (AT&T/TCG) authority to provide local dial tone services as a facilities-based CLEC in the service areas of eight (8) telephone companies in Western Pennsylvania, including North Pittsburgh, utilizing cable TV facilities. However, due to changes in business plans and a corporate reorganization, AT&T/TCG in January of 2002 withdrew their request for authority as a CLEC in those rural service areas.

               North Pittsburgh is currently addressing potential competition by focusing on improved customer satisfaction, reducing costs, increasing efficiency, restructuring rates and examining new product offerings and new telecom related markets for entry. Although North Pittsburgh cannot predict the specific effects of competition on its local telephone business, it is intent on taking advantage of the various opportunities that competition should provide.

               At the same time, Penn Telecom is actively expanding its CLEC operations outside of North Pittsburgh's service territory in Verizon's (formerly Bell Atlantic) and Sprint's traditional service territories.

               The provision of intrastate toll and access services is subject to regulatory scrutiny of the PA PUC. Terms, conditions and rates for intrastate toll and access services are filed in intrastate tariffs for review and approval by the PA PUC.

               On September 30, 1999, the PA PUC issued an Order dealing with a variety of issues impacting LECs in Pennsylvania. Referred to as the Global Order, it dealt with certain issues that affected North Pittsburgh. Specifically, the Order allowed North Pittsburgh to rebalance and lower access charges in order to prepare North Pittsburgh to meet competition in its serving area. The reduction in access charges was offset in part by reimbursements from an interim state USF that is funded by all telecommunications providers (excluding wireless) in the state. Because the rebalancing and reduction of access charges were offset by reimbursement from the fund, North Pittsburgh has not experienced any significant impact on operations or revenues as a result of the Global Order. The PA PUC, in the Global Order, indicated that it would commence another proceeding on or after January 2, 2001 to examine further changes to the USF and possible additional access charge reform. By Secretarial Letter dated February 1, 2002, the PA PUC granted a coalition of telephone companies, including North Pittsburgh, a ninety (90) day extension until April 15, 2002 in which to submit a proposal to the PA PUC outlining proposed changes in access charges and the fund along with a timeline for these changes. The coalition submitted its proposal on April 15, 2002. Upon completion of a review of the proposal, it is expected that the PA PUC will initiate an "on the record proceeding" to examine the need for further access charge and USF reform.

               The 1996 Act, FCC and PA PUC regulatory proceedings and the thrust toward a fully competitive marketplace have created some uncertainty in respect to the levels of North Pittsburgh's revenue growth in the future. However, its unique location in a growing commercial/residential suburban traffic corridor to the north of the City of Pittsburgh, its state-of-the-art switching transmission and transport facilities and its extensive fiber network place North Pittsburgh in a solid position to meet competition and minimize any loss of revenues. In addition, North Pittsburgh continues to make its network flexible and responsive to the needs of its customers to meet competitive threats. At the same time, Penn Telecom continues its CLEC edge-out strategy in the Pittsburgh metropolitan area and the city of Butler, PA, while taking advantage of the opportunities afforded by the 1996 Act and the introduction of competition into the toll, local wireline and broadband markets.

          (4)  Transactions with Related Parties
               ---------------------------------

               In 1998, the Registrant entered into an agreement to outsource certain data processing functions to a third party processor (Processor). The Registrant and the Processor are related by a common shareholder and director. Payments to the Processor under this agreement were $1,307 and $675 for the three-month periods ended March 31, 2002 and 2001, respectively. Also, the Registrant paid $1 in each of those same periods to the law firm of a member of the Board of Directors for various legal services. As of March 31, 2002, the Registrant had amounts outstanding of $222 and $275 to the Processor and law firm, respectively.

          (5)  New Accounting Pronouncements
               -----------------------------

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

                                    PART I

                                    ITEM 3



                   QUANTITATIVE AND QUALITATIVE DISCLOSURES

                               ABOUT MARKET RISK


     There have been no material changes in reported market risks faced by the Registrant since the end of the preceding fiscal year on December 31, 2001.

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


                                        NORTH PITTSBURGH SYSTEMS, INC.
                                        ------------------------------
                                                 (Registrant)


       May 15, 2002                     /s/ H. R. Brown
Date____________________                _______________________________________
                                        H. R. Brown, President


       May 15, 2002                     /s/ A. P. Kimble
Date____________________                _______________________________________
                                        A. P. Kimble, Vice President, Treasurer
                                        and Chief Accounting Officer

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

 (19)       Report furnished to security holders       Not Applicable

 (22)       Published report regarding matters         Not Applicable
            submitted to a vote of security holders

Exhibit
Number             Subject                        Applicability
------             -------                        -------------


 (23)      Consents of experts and counsel    Not Applicable


 (24)      Power of attorney                  Not Applicable


 (99)      Additional exhibits                Not Applicable



      (b) Reports on Form 8-K - No reports on Form 8-K were filed during the
          -------------------
          quarter ended March 31, 2002.