Form 10-Q
period 2002-06-30
NORTH PITTSBURGH SYSTEMS INC
filed 2002-08-13
CIK 764765

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                June 30, 2002
                                    -------------------------------------------

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number                         0-13716
                       ---------------------------------------------------------

                         NORTH PITTSBURGH SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                              25-1485389
     ---------------------------------      ------------------------------------
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

                                  YES X  NO ____
                                     ---

                       APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Common Stock Outstanding
                            ------------------------

At August 2, 2002, the Registrant had 15,005,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

                                     PART I

                                     Item 1
                              Financial Statements
                 North Pittsburgh Systems, Inc. and Subsidiaries
                 Consolidated Statements of Earnings (Unaudited)
                 (Amounts in Thousands - Except Per Share Data)

                                                         For the Three Months       For the Six Months
                                                             Ended June 30             Ended June 30
                                                       -------------------------    -------------------

                                                          2002          2001          2002       2001
                                                       ---------     ----------     --------   --------
Operating revenues:
   Local network services                              $   5,751     $    4,976     $ 11,280   $  9,825
   Long distance and access services                      13,805         13,092       27,502     26,155
   Directory advertising, billing & other services           342            605          693      1,196
   Telecommunication equipment sales                         501            631        1,108      1,118
   Other operating revenues                                1,539          1,767        3,866      3,435
                                                       ---------     ----------     --------   --------

       Total Operating Revenues                           21,938         21,071       44,449     41,729

Operating expenses:
   Network and other operating expenses                   11,334         10,550       22,200     22,339
   Depreciation and amortization                           4,416          4,217        8,806      8,694
   State and local taxes                                     782            794        1,641      1,666
   Telecommunication equipment expenses                      356            460          756        777
                                                       ---------     ----------     --------   --------

       Total Operating Expenses                           16,888         16,021       33,403     33,476
                                                       ---------     ----------     --------   --------

     Net Operating Income                                  5,050          5,050       11,046      8,253

Other expense (income), net:
   Interest expense                                          897            954        1,811      1,843
   Interest income                                          (139)          (309)        (292)      (646)
   Sundry, net                                               515              6          217         93
                                                       ---------     ----------     --------   --------

                                                           1,273            651        1,736      1,290
                                                       ---------     ----------     --------   --------

       Earnings before income taxes                        3,777          4,399        9,310      6,963

Income taxes                                               1,556          1,840        3,842      2,930
                                                       ---------     ----------     --------   --------

     Net earnings                                      $   2,221     $    2,559     $  5,468   $  4,033
                                                       =========     ==========     ========   ========

Weighted average common shares outstanding                15,005         15,005       15,005     15,005
                                                       =========     ==========     ========   ========

Basic and diluted earnings per share                   $     .15     $      .17     $    .36   $    .27
                                                       =========     ==========     ========   ========

Dividends per share                                    $     .17     $      .17     $    .34   $    .34
                                                       =========     ==========     ========   ========

     See accompanying notes to condensed consolidated financial statements.

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (Amounts in Thousands)

                                                                        (Unaudited)
                                                                          June 30          Dec. 31
                         ASSETS                                            2002              2001
                                                                       -------------     -------------
Current Assets:
     Cash and temporary investments                                    $      32,742     $   35,299
     Marketable securities available for sale                                    285            244
     Accounts receivable:
       Customers, net of allowance for doubtful accounts of
         $415 and $415, respectively                                           4,973          5,404
       Access service settlements and other                                    7,163          8,606
     Prepaid expenses                                                            748            496
     Inventories of construction and operating materials and
       supplies                                                                2,483          2,548
     Prepaid taxes other than income taxes                                       559              -
     Deferred income tax                                                         246          1,249
                                                                       -------------     ----------

         Total current assets                                                 49,199         53,846
                                                                       -------------     ----------

Property, plant and equipment:
     Land                                                                        475            475
     Buildings                                                                13,589         13,531
     Equipment                                                               175,954        173,714
     Assets held under capital lease                                          10,363         10,363
                                                                       -------------     ----------
                                                                             200,381        198,083

     Less accumulated depreciation and amortization                          106,295         99,660
                                                                       -------------     ----------
                                                                              94,086         98,423

     Construction in progress                                                  4,044          2,875
                                                                       -------------     ----------
         Total property, plant and equipment, net                             98,130        101,298

Investments                                                                   13,085         11,891
Deferred financing costs                                                         550            590
Other assets                                                                   1,208          1,338
                                                                       -------------     ----------

                                                                       $     162,172     $  168,963
                                                                       =============     ==========

                                                                     (Continued)

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (Amounts in Thousands)

                                                                                   (Unaudited)
                                                                                     June 30               Dec. 31
         LIABILITIES AND SHAREHOLDERS' EQUITY                                         2002                  2001
                                                                                 ---------------       --------------
Current liabilities:
     Current portion of long-term debt                                            $       4,159        $       4,125
     Obligation under capital lease                                                         964                  926
     Accounts payable                                                                     6,253                7,764
     Dividend payable                                                                     2,551                2,551
     Other accrued liabilities                                                            3,027                3,938
     Federal and state income taxes                                                         554                1,605
                                                                                  -------------        -------------

         Total current liabilities                                                       17,508               20,909
                                                                                  -------------        -------------

Long-term debt                                                                           45,112               47,202
Obligation under capital lease                                                            7,123                7,607
Deferred income taxes                                                                     9,200               10,483
Accrued pension and postretirement benefits                                               6,485                6,476
Other liabilities                                                                         1,994                1,944
                                                                                  -------------        -------------

         Total liabilities                                                               87,422               94,621
                                                                                  -------------        -------------

Shareholders' equity:
     Capital stock-common stock, par value $.15625;
       authorized 50,000 shares; issued 15,040 shares
       and outstanding 15,005 shares                                                      2,350                2,350
     Capital in excess of par value                                                       2,215                2,215
     Retained earnings                                                                   70,707               70,342
     Less cost of treasury stock (35 shares)                                               (508)                (508)
     Accumulated other comprehensive income-unrealized loss
       on available for sale securities, net                                                (14)                 (57)
                                                                                  -------------        -------------

         Total shareholders' equity                                                      74,750               74,342
                                                                                  -------------        -------------

                                                                                  $     162,172        $     168,963
                                                                                  =============        =============

     See accompanying notes to condensed consolidated financial statements.

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (Unaudited)
                             (Amounts in Thousands)

                                                                                           For the Six Months
                                                                                             Ended June 30
                                                                                  ----------------------------------
                                                                                      2002                  2001
                                                                                  -------------        -------------
Cash from operating activities:
     Net earnings                                                                 $       5,468        $       4,033
     Adjustments to reconcile net earnings to net cash from
       operating activities:
         Depreciation and amortization                                                    8,806                8,694
         Gain on sale of marketable securities                                                -                  (55)
         Equity (income) loss of affiliated companies                                    (1,194)                  59
         Changes in assets and liabilities:
           Accounts receivable                                                            1,874                 (135)
           Inventories of construction and operating materials
              and supplies                                                                   65                  999
           Deferred financing costs, prepaid expenses and
              other assets                                                                  (82)                 232
           Prepaid taxes                                                                   (559)                (500)
           Accounts payable                                                              (1,511)                (587)
           Other accrued liabilities                                                       (861)                 232
           Accrued pension and postretirement benefits                                        9                  343
           Federal and state income taxes                                                (1,051)                 141
           Deferred income taxes                                                           (312)                 783
           Other, net                                                                       117                 (128)
                                                                                  -------------        -------------
                  Total adjustments                                                       5,301               10,078
                                                                                  -------------        -------------

                  Net cash from operating activities                                     10,769               14,111
                                                                                  -------------        -------------

Cash used for investing activities:
     Expenditures for property and equipment                                             (5,559)              (7,406)
     Net salvage and cost of removal on retirements                                         (92)                  26
                                                                                  -------------        -------------

                  Net capital additions                                                  (5,651)              (7,380)
                                                                                  -------------        -------------

     Purchase of marketable securities available for sale                                   (71)              (1,045)
     Proceeds from sale of marketable securities available for sale                           -                5,865
     Distributions from affiliated entities                                                   -                   57
                                                                                  -------------        -------------

                  Net cash used for investing activities                                 (5,722)              (2,503)
                                                                                  -------------        -------------

Cash used for financing activities:
     Cash dividends                                                                      (5,102)              (5,102)
     Payments of capital lease obligation                                                  (446)                (401)
     Retirement of debt                                                                  (2,056)              (1,786)
     Proceeds from issuance of debt                                                           -                6,253
                                                                                  -------------        -------------

                  Net cash used for financing activities                                 (7,604)              (1,036)
                                                                                  -------------        -------------

Net (decrease) increase in cash and temporary investments                                (2,557)              10,572

Cash and temporary investments at beginning of period                                    35,299               19,240
                                                                                  -------------        -------------

Cash and temporary investments at end of period                                   $      32,742        $      29,812
                                                                                  =============        =============

Interest paid                                                                     $       1,785        $       1,794
                                                                                  =============        =============

Income taxes paid                                                                 $       5,211        $       1,800
                                                                                  =============        =============


Supplemental disclosure of noncash financing activities:

A capital lease obligation of $1,060 was incurred when a subsidiary of the Registrant entered into a lease for new equipment during the six-month period ended June 30, 2001. No obligation was incurred during the six-month period ended June 30, 2002.

     See accompanying notes to condensed consolidated financial statements.

                 NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             (Amounts in Thousands)
                                   (Unaudited)

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

       In July, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". The Registrant adopted this pronouncement on January 1, 2002. As of June 30, 2002, the Registrant had a net book value of $561 in equity method goodwill (recorded under "Investments") as the result of the purchase of additional interest in the Pennsylvania RSA 6(II) Limited Partnership in September, 2000. SFAS No. 142 discontinues the amortization of equity method goodwill and prescribes that the Registrant continue to test for impairment in accordance with Accounting Principles Board (APB) Opinion 18. The Registrant noted no impairment during its review of the equity method goodwill and associated investment during 2002. This pronouncement did not have a significant impact on the consolidated financial statements.

       In August, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Registrant adopted this pronouncement on January 1, 2002. This pronouncement did not have a significant impact on the consolidated financial statements.

(2)    Comprehensive Income
       --------------------

       SFAS No. 130, "Reporting Comprehensive Income", establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The reconciliation of net income to comprehensive income is as follows:

                                                        For the Three Months           For the Six Months
                                                             Ended June 30                Ended June 30
                                                     -------------------------     -------------------------
                                                         2002          2001           2002           2001
                                                         ----          ----           ----           ----
       Net income                                    $     2,221     $   2,559     $   5,468      $   4,033
       Unrealized gain (loss) on
          marketable securities
          including reclassification
          adjustments, net of tax                             54           (57)           43             (7)
                                                     -----------     ---------     ---------      ---------

             Comprehensive income                    $     2,275     $   2,502     $   5,511      $   4,026
                                                     ===========     =========     =========      =========


(3)    Worldcom Bankruptcy
       -------------------

       On July 21, 2002, Worldcom petitioned the U.S. Bankruptcy Court for the Southern District of New York for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Although the Registrant is routinely faced with the bankruptcies of very small carriers, which do not individually or in the aggregate have a material financial statement impact, the Registrant had not experienced a bankruptcy of the magnitude of Worldcom, the second largest access revenue source of the Registrant. Due to the timing of the bankruptcy petition being near the filing date of this document, the substantial issues still to be ruled upon and resolved as well as uncertainties relating to the impact of Worldcom's bankruptcy filing on the National Exchange Carrier Association (NECA) pooling process, as described in more detail below, the Registrant cannot determine in absolute dollars the potential impact of the Worldcom bankruptcy on the Registrant's future financial statements.

Through preliminary filings and hearings concerning the Worldcom bankruptcy, it appears that the Regional Bell Operating Companies (RBOCs) and both independent and competitive local exchange carriers will be classified as utilities. Although this status offers forms of payment protection during the bankruptcy process, the protection is not as great as for those companies listed as critical vendors, nor is the likelihood as great of receiving payments for pre-bankruptcy amounts outstanding. Although the RBOCs and independent and competitive local exchange carriers are expected to petition to seek critical vendor status, the ultimate resolution of this matter is not certain at this time. As such, in estimating the bad debt reserves necessary with respect to the amounts outstanding from Worldcom, the Registrant has made the assumption that the utility status will remain and that the Registrant will be an unsecured creditor which will most likely receive nothing for pre-bankruptcy claims.

The amounts outstanding to the Registrant from Worldcom relating to services provided through June 30, 2002, the date of the reported financial statements provided in this Quarterly Report on Form 10-Q, are $978. This amount can be broken down into three sub-classes as follows: $28 outstanding in total to Penn Telecom; $372 in intrastate revenues outstanding to North Pittsburgh; and $578 in interstate revenues outstanding to North Pittsburgh. With Penn Telecom's status as a competitive local exchange carrier (CLEC) and the respective tariffs it operates under, there is no recovery mechanism for amounts outstanding in the event that Worldcom's debts to unsecured creditors are absolved. In addition, with North Pittsburgh operating under a price cap plan as opposed to a rate of return tariff in the state of Pennsylvania, there is no recovery mechanism for the intrastate amounts outstanding. As such, the Registrant has recorded as of June 30, 2002 a total reserve against accounts receivable in the amount of $400 for the Penn Telecom and North Pittsburgh intrastate access amounts outstanding of $28 and $372, respectively. In addition, the Registrant estimates that between $15 to $20 for Penn Telecom and $125 to $145 for North Pittsburgh intrastate access revenues will need to be reserved and therefore not recognized as revenue during the third quarter of 2002 for estimated services provided from July 1, 2002 through July 21, 2002, the date of Worldcom's bankruptcy filing.

       In the interstate jurisdiction, North Pittsburgh participates in a revenue pooling process administered by NECA. Uncollectible interstate amounts, which totaled $578 for North Pittsburgh as of June 30, 2002, can be submitted to NECA for reimbursement via the pooling mechanism. However, due to the magnitude of the expected uncollectibles from all NECA members, North Pittsburgh will most likely not be able to recover 100% of the uncollectibles submitted. In the event that the rate of return for the NECA pool falls below the authorized return of 11.25%, the recovery of the accounts receivable submitted will be less than dollar for dollar. Through June 30, 2002, which period excludes the impact of Worldcom uncollectibles since they will most likely not be reported by pool members until August and September, pool earnings exceeded the authorized rate of 11.25%. As such, North Pittsburgh had an accrual of $462 recorded for the potential liability associated with the 2002 over-earnings. Therefore, in the event that the rate of return for the NECA pool falls below the 11.25% authorized rate of return and North Pittsburgh does not recover its entire uncollectible amount submitted through the pool, the associated reversal of the $462 over-earnings reserve would mitigate the financial statement impact. Due to the existence of this mitigating reserve and the fact that North Pittsburgh cannot reasonably estimate the amount of potential write-offs for all participants in the NECA pool nor the rate of return of the pool after the submission of Worldcom uncollectibles, the Registrant did not establish a separate reserve for the $578 in interstate access receivables as of June 30, 2002. The Registrant also estimates that there will be approximately $240 to $270 of additional interstate uncollectible revenues reported to NECA for the period July 1, 2002 through July 21, 2002, the date of the bankruptcy filing.

The Registrant notes that due to the NECA pooling mechanisms, there is a possibility that North Pittsburgh may be unsuccessful in recovering not only the $578 of interstate revenues outstanding as of June 30, 2002 and the estimated $240 to $270 in revenues expected to be generated from July 1, 2002 through July 21, 2002, but may ultimately be liable to reimburse the NECA pool. This situation could occur if: 1) the magnitude of the Worldcom bankruptcy causes the rate of return of the NECA pool to approach 0% or even turn negative; 2) the percentage of North Pittsburgh's uncollectibles to total interstate reported revenues is smaller than the average NECA pool members; and 3) NECA and/or North Pittsburgh is unsuccessful at petitioning the Federal Communications Commission
(FCC) for financial remedies given such events.

Due to the fact that the ultimate outcome of the Worldcom bankruptcy is uncertain at this time, the fact that the critical information necessary to calculate the NECA pool rate of return is not available at this time to the Registrant or NECA and the fact that the Registrant cannot predict what actions, if any, the FCC may take to give local exchange carriers (LECs) current or future financial remedies, the Registrant cannot reasonably estimate the ultimate financial impact of the Worldcom bankruptcy filing on future revenues.

       In addition, Worldcom is a major contributor to the federal universal service fund (USF) and is required under FCC rules to provide monthly contributions to the USF by making payments to the Universal Service Administration Corporation (USAC), which is the non-profit agency that administers the federal USF. North Pittsburgh, under FCC rules, is eligible for and receives federal USF funding in the form of two (2) payments from USAC referred to as Long Term Support (LTS) and Interstate Common Line Support
(ICLS). North Pittsburgh currently receives approximately $81 per month in LTS and effective July, 2002 will begin receiving approximately $229 per month in ICLS. The new ICLS support will be offset by a decrease in the carrier common line charge billed directly to interexchange toll providers. Worldcom is also a monthly contributor to the Pennsylvania Intrastate Universal Service Fund (PA
USF). North Pittsburgh receives approximately $435 per month in PA USF support payments. North Pittsburgh does not know what percent of the amount it receives from either the federal USF or the PA USF is contributed by Worldcom.

Worldcom has made a motion to the Bankruptcy Court for authorization to pay regulatory fees and has stated that regulatory fees are critical to Worldcom's operations. Worldcom included on its list for payment of regulatory fees both federal and state USF programs. While it appears likely that the Court may grant Worldcom's motion to authorize payments to the federal and state USF programs, the Registrant is unable to predict the outcome of the request or its impact on the Registrant's revenues if the request is denied.


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

       (a)    Changes in Financial Condition
              ------------------------------

              There were no material changes in the Registrant's consolidated general financial condition from the end of its preceding fiscal year on December 31, 2001 to June 30, 2002, the end of the six-month period reported herein.

       (b)    Results of Operations for the Six Months Ended June 30, 2002 and
              ----------------------------------------------------------------
              2001
              ----

              Net earnings for the six-month period ended June 30, 2002 were $5,468, or $.36 per share, compared to net earnings of $4,033, or $.27 per share, for the comparable prior year period. These fluctuations were attributable to the following factors:

              (1)    Operating Revenues
                     ------------------

                     Total operating revenues increased $2,720, or 6.5%, in the six-month period ended June 30, 2002 over the comparable period in 2001. This increase was primarily the result of increases in local network service revenues of $1,455 (14.8%), long distance and access service revenues of $1,347 (5.2%) and other operating revenues of $431 (12.5%), offset partially by a decrease in directory advertising, billing and other services revenues of $503 (42.1%) and a minimal decrease in telecommunication equipment sales of $10 (0.9%).

                     Increases in local network service revenues of $1,455, or 14.8%, were attributable to several factors, one of which was North Pittsburgh's Chapter 30 filing with the Pennsylvania Public Utility Commission (PA PUC) in December of 2001. As a result of this revenue neutral filing, North

Pittsburgh increased local rates, with the corresponding offset occurring through a decrease in intrastate access rates. The revenue shift from long distance and access services revenues to local network services revenues was approximately $900 for the six-month period ended June 30, 2002. Penn Telecom's basic area and vertical features revenues also increased by $700 due to continued successful penetration south of North Pittsburgh's territory in the city of Pittsburgh and surrounding areas as well as north of North Pittsburgh's territory in the city of Butler, PA. Penn Telecom's basic access lines installed increased from 6,582 as of June 30, 2001 to 13,046 as of June 30, 2002, and primary rate interface (PRI) circuits grew from 143 circuits as of June 30, 2001 to 251 circuits as of June 30, 2002.

The increase in long distance and access service revenues of $1,347, or 5.2%, was attributable to an increase in high capacity circuits sold (special access revenues), an increase in cellular termination revenues and an increase in access revenues, offset partially by a decrease in toll revenues. Special access revenues increased $597 at North Pittsburgh and $602 at Penn Telecom, mostly as a result of large increases in the number of DS-1 and DS-3 circuits sold. At Penn Telecom, the numbers of DS-1s, DS-3s and OC-3s installed have increased from 114, 13 and 1, respectively, as of June 30, 2001 to 299, 21 and 2, respectively, as of June 30, 2002. Cellular termination access revenues increased $261 due to the growth in minutes of use (MOUs) of cellular traffic. Interstate, intrastate and other access revenues increased approximately $115, mostly as a result of growth in access revenues at Penn Telecom as the number of lines in service nearly doubled and an increase at North Pittsburgh in intraLATA settlement revenues, offset partially by the North Pittsburgh Chapter 30 filing which, as described above, shifted approximately $900 from intrastate access revenues to local network service revenues. Toll revenues decreased approximately $200 due to a decrease in intraLATA toll revenues at North Pittsburgh, partially offset by a growth in both intraLATA and interLATA toll revenues at Penn Telecom. The decrease in intraLATA toll revenues at North Pittsburgh was mostly a result of a decrease in market share and loss of minutes of use to such competition as cellular and to a decrease in the average billed rate due to the development of additional calling plans to meet the competitive environment. This decrease was partially offset by an increase in both intraLATA and interLATA toll revenues at Penn Telecom due to the successful bundling of toll with local calling packages. As of June 30, 2002, 79% of Penn Telecom's CLEC customers subscribed to one of its toll packages.

              The increase in other operating revenues of $431, or 12.5%, was primarily due to the growth in digital subscriber line (DSL) revenues of approximately $864 as combined DSL lines (both wholesale and retail) increased from 3,705 as of June 30, 2001 to 6,116 as of June 30, 2002. This increase was partially offset by higher carrier reserve charges, which included $101 and $400 related to the bankruptcies of Global Crossings and Worldcom, respectively.

              The decrease in directory advertising, billing and other services revenues of $503, or 42.1%, was mostly due to a decrease of $383 in directory advertising revenue and a decrease of $88 in carrier billing and collection revenues. Directory advertising revenues for 2002 are expected to decrease approximately $750 from $1,800 in annual revenue in 2001 to $1,050 in annual revenue for 2002. North Pittsburgh's five-year agreement with its former directory partner expired with the 2001 directory. As the terms proposed by the former directory partner for the next contract greatly decreased North Pittsburgh's share of the income generated by the directory, North Pittsburgh negotiated a five-year contract with a new partner, at terms much more advantageous to North Pittsburgh. However, as the former partner continued to publish its directory, the competitive environment increased, resulting in lower revenues generated by North Pittsburgh's 2002 directory. With respect to carrier billing and collection revenues, North Pittsburgh has contracts with several interexchange carriers (IXCs) and other telecommunications companies under which it earns fees for performing billing and collection services on behalf of these companies. North Pittsburgh has seen the volume of services and calls billed on behalf of these companies steadily decrease over the past two years, mostly as a result of more companies bringing these functions in-house.

       (2)    Operating Expenses and Net Operating Income
              -------------------------------------------

              Total operating expenses decreased $73, or 0.2%, in the six-month period ended June 30, 2002 over the comparable period in 2001. The change was primarily the result of decreases in network and other operating expenses of $139 (0.6%), state and local taxes of $25 (1.5%) and telecommunications equipment expenses of $21 (2.7%), offset by an increase in depreciation and amortization expenses of $112 (1.3%).

              The decrease in network and other operating expenses of $139, or 0.6%, was due to decreased expenses at North Pittsburgh and Pinnatech as well as a small reduction in corporate expenses, offset partially by an increase in expenses at Penn Telecom. At North Pittsburgh, network and other operating expenses for the six-month period ended June 30, 2002 decreased by approximately $304 from the prior year comparable period due to several factors, one of which was a cost reduction program instituted during the later part of the first quarter of 2001. As discussed under the Regulatory Matters section of this report (paragraph (e)(2) of this section), the intent of the Telecommunications Act of 1996 (the 1996 Act) as well as some current FCC and PA PUC regulatory proceedings is to open up the telecommunications market to competition. Although North Pittsburgh has yet to see any material impact on its revenues or material loss of access lines, it has adopted a pro-active approach to cost reduction. The cost reduction program has to date involved not only the elimination of direct external expenses such as a large reduction in the use of outside contractors, but also improving operating procedures. Internal processes and procedures have been re-engineered to maximize both labor and material usage as well as inventory levels. In addition, with the recent completion of the five-year modernization of North Pittsburgh's network during 2001, maintenance expense has decreased from prior year levels as legacy equipment has been upgraded and/or replaced. These costs savings were partially offset by an increase in pension expense, healthcare expense and corporate insurance premiums. Also, the prior year period included a charge of $318 to reduce inventory to the lower of cost or market.

              At Pinnatech, network and other operating expenses for the six-month period ended June 30, 2002 decreased approximately $223 from the prior year comparable period. The decrease was a result of a lower employee base, which resulted in a reduction of $111 in salary and related benefits expense. In addition, approximately $54 in Nauticom Sports Network (NSN) charges were incurred by Pinnatech in the prior year comparable period. Although the NSN was closed in December of 2000, several contracts were settled for higher amounts than originally accrued for in the restructuring reserve and other miscellaneous charges were incurred in the first six months of 2001.

              At Penn Telecom, network and other expenses for the six-month period ended June 30, 2002 increased approximately $453 from the prior year comparable period. The increase was mostly due to the underlying growth in Penn Telecom's CLEC variable costs in association with the overall growth in access line equivalents and revenue. Unbundled network element (UNE) costs for non-facilities based access lines, broadband circuit costs and DSL costs increased approximately $514 from the comparable prior year period to support the overall growth in the network, access lines, high capacity circuits and DSL lines in service. In addition, personnel and sales expenses grew approximately $625 in order to support the revenue and organizational growth. These increases were partially offset by an approximate $500 charge incurred in the prior year period due to the expensing of operational support system evaluation charges in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In addition, office and renovation expense decreased $133 as the prior year period included a major renovation to a Penn Telecom facility and the current year period included $136 in performance assurance payments received from Verizon, which are recorded as a reduction in operating expenses.

              The increase in depreciation and amortization expenses of $112, or 1.3%, was the result of the increase in the depreciable asset base (gross property, plant and equipment) of 1.2% over the prior year period.

              The decrease in state and local taxes of $25, or 1.5%, was mostly attributable to a reduction in the Pennsylvania capital stock tax due to a reduction in millage rates from the prior year, offset partially by an increase in gross receipts tax at Penn Telecom due to its revenue growth.

              The decrease in telecommunications and equipment expense of $21, or 2.7%, was a direct result of the decrease in telecommunications equipment sales of 0.9% and a slight increase in margins as revenue from labor charges billed, which have a higher associated margin, increased $67 from the prior year.

              Overall, the increase in total operating revenues of $2,720, coupled with the decrease in total operating expenses of $73, resulted in a 33.8% increase in net operating income for the six-month period ended June 30, 2002 over the comparable period in 2001.

       (3)    Other Items
              -----------

              Interest expense decreased for the six-month period ended June 30, 2002 by $32 over the comparable period in 2001 due to lower average debt balances. Interest income decreased $354 primarily due to the liquidation of available for sale debt securities in April of 2001 and the general decrease in short-term money market rates for temporary investments. The change in sundry, net of $124 was primarily due to an increase in costs expended by the Registrant in exploring strategic alternatives and business arrangements. Associated costs totaled $1,220 during the six months ended June 30, 2002 as compared to $0 incurred in the comparable prior year period. In addition, the Registrant recorded an investment loss of $140 associated with the other-than-temporary decline of several equity securities. These charges were partially offset by a $1,284 increase in equity income from the Registrant's investments in three cellular partnerships.

       (c)    Results of Operations for the Three Months Ended June 30, 2002 and
              ------------------------------------------------------------------
              2001
              ----


              Fluctuations in revenue and expenses for the three-month period ended June 30, 2002, as compared to the same quarterly period in 2001, are generally attributable to the same reasons discussed in the six-month comparisons above with the exception of the following:

               Other operating revenues decreased $228, or 12.9%, for the three-month period ended June 30, 2002 as compared to the same quarterly period in 2001 versus a six-month year to date increase of $431, or 12.5%, as previously described. Although DSL revenues increased $425 quarter over quarter, charges for uncollectible revenues increased $575, mostly as a result of the establishment of reserves by the Registrant in the second quarter of 2002 in association with the Worldcom and Global Crossings bankruptcies.

              Network and other operating expenses increased $784, or 7.4%, for the three-month period ended June 30, 2002 as compared to the same quarterly period in 2001 versus a six-month year to date decrease of $139, or 0.6%, as previously described. The prior year charges of $318 at North Pittsburgh to decrease inventory to the lower of cost or market, $500 at Penn Telecom to expense operational support system evaluation costs and the majority of the $54 of NSN related costs, which significantly contributed to the six-month year over year decrease, occurred in the first quarter of 2001. The 7.4% increase in network and other operating expenses in the second quarter of 2002 over the prior year quarter was mostly due to the increase in network, installation, personnel and sales costs to support the revenue and organizational growth at Penn Telecom as well as the year over year increases in the Registrant's pension, healthcare and insurance costs.

              Sundry, net changed by $509 for the three-month period ended June 30, 2002 as compared to the same quarterly period in 2001 versus a six-month year to date change of $124, as previously described. The costs expended by the Registrant in exploring strategic alternatives and business arrangements in the second quarter of 2002 increased to $822 from $0 in the prior year quarter. In addition, the entire investment loss of $140 associated with the other-than-temporary decline of several equity securities was recorded in the second quarter of 2002 versus a gain on the sale of available for sale debt securities of $68 recorded in the second quarter of 2001. These fluctuations were partially offset by a $563 increase in equity income from the Registrant's investments in three cellular partnerships during the three-month period ended June 30, 2002.

       (d)    Liquidity and Capital Resources
              -------------------------------

                                                          June 30,      December 31,
                                                            2002            2001
                                                        -----------     ------------
       Cash and temporary investments                   $    32,742     $     35,299
       Working capital                                  $    31,691     $     32,937
       Long-term debt (including current maturities)    $    49,271     $     51,327

               Cash and temporary investments were $32,742 at June 30, 2002 as compared to $35,299 at December 31, 2001. The decrease was due in part to the $7,604 expended for financing activities, including cash dividends and the scheduled repayments of debt and capital lease obligations, during the six-month period ended June 30, 2002. In addition, the Registrant internally funded 100% of the $5,559 of expenditures for property and equipment during the six-month period ended June 30, 2002. These cash outlays were partially offset by cash flows from operations of $10,769 for the six-month period ended June 30, 2002.

              Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, etc. Management expects to continue the investment of such excess funds throughout 2002, which should enable the Registrant to satisfactorily meet all short-term obligations.

              Working capital levels at June 30, 2002 decreased $1,246 from December 31, 2001, mostly as a result of the Registrant funding all capital expenditures and financing activities with cash generated from operations and internal cash reserves.

              The decrease in long-term debt was a result of the scheduled $2,056 of principal repayments in the six-month period ended June 30, 2002. As mentioned above, the Registrant funded 100% of its 2002 year to date expenditures for property and equipment from operations cash flows and cash reserves. As such, no additional advances were requested from the Registrant's available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75 million. The principal amount has been and will be advanced periodically over a total six-year period for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. All advances have a maturity date of December 31, 2012. The total amount outstanding at June 30, 2002 to the FFB under this loan was $32,395. As of June 30, 2002, North Pittsburgh had $4,734 of qualified capital expenditures that were eligible to be drawn against this facility. In addition, North Pittsburgh had principal outstanding of $16,876 at June 30, 2002 from loan advances from the Rural Telephone Bank (RTB) made from 1977 through 1987. The advances from the RTB have maturity dates ranging from 2009 through 2019.

          The notes payable to the RTB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the property, plant and equipment of North Pittsburgh, which approximates a net book value of $74 million, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital and net worth levels are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholders or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, $6,994 of North Pittsburgh's retained earnings were available for dividends to the Registrant as of June 30, 2002. Taking into consideration the North Pittsburgh restrictions, consolidated retained earnings of the Registrant of approximately $26,227 were available for dividends and other distributions to the Registrant's shareholders as of June 30, 2002.

          The original six-year advancement period for the RUS loan ends in November of 2002, at which time North Pittsburgh has the option of executing a three-year extension of the advancement period through November of 2005. The unadvanced amount of this facility as of June 30, 2002 was $34,764.

          North Pittsburgh also has available through June of 2004 a $10 million line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1 1/2%. No borrowings have taken place against the line of credit.

          A summary of the Registrant's significant contractual obligations and commitments as of June 30, 2002 is as follows:

                                             Debt Principal     Capital Lease*
                                             --------------     -------------

          Remainder of 2002                     $  2,069           $    796
          2003                                     4,194              1,592
          2004                                     4,268              1,592
          2005                                     4,347              1,450
          2006                                     4,431              1,272
          Thereafter                              29,962              4,362

*Represents total minimum lease commitments (interest and executory costs are included).

          Consolidated capital expenditure commitments for the purchase and installation of new equipment at June 30, 2002 amounted to approximately $0.5 million, with such amount being part of the 2002 construction program, which is projected to be in the range of $12.0 million to $13.0 million. The Registrant has made expenditures of $5.6 million in association with this construction program through June 30, 2002 and expects capital expenditures ranging between $6.4 million to $7.4 million for the second half of 2002.

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

     (e)  Other Information
          -----------------

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

          Nonrefundable, up-front activation fees associated with the provisioning of telephone service, when material, are deferred and recognized over the expected term of the customer relationship.

          Impairment of Long-Lived Assets
          -------------------------------

          Based upon the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Registrant reviews assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows. The Registrant determined that there was no impairment to the carrying value of such assets during the second quarter of 2002.

          Valuation of Accounts Receivable
          --------------------------------

               Management reviews accounts receivable to determine which are doubtful of collection. In determining the appropriate allowance for doubtful accounts, management considers the Registrant's accounts receivable aging schedules, history of write-offs, relationships with its customers and the overall credit worthiness of its customers. With respect to receivables due from Worldcom, see also Note (3) of Notes to Condensed Consolidated Financial Statements above in this Quarterly Report on Form 10-Q.

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

      (2) Regulatory Matters
          ------------------

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

          North Pittsburgh's wireline operations are considered Rural under the 1996 Act and are exempt from certain of the foregoing obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. North Pittsburgh, along with 17 other rural companies in Pennsylvania, was granted a temporary suspension until July 10, 2002 of certain interconnection requirements in the 1996 Act applicable to incumbent LECs as they relate to non-facilities based competition. North Pittsburgh, along with 19 other rural companies in Pennsylvania, filed a Petition with the PA PUC on June 7, 2002 requesting an additional three (3) year extension of the suspension until July 10, 2005. The request is still pending and the outcome of the proceeding is not yet known.

          The provision of interstate toll and access services by North Pittsburgh and Penn Telecom is subject to the regulatory scrutiny of the FCC. Terms, conditions and rates for interstate toll and access services are filed in interstate tariffs for review and approval by the FCC. However, effective August 1, 2001, the FCC no longer requires non-dominant interstate toll providers, including Penn Telecom, to file tariffs for their interstate toll services. Penn Telecom now informs its toll customers of the rates, terms and conditions through written notice.

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

          The MAG Order had the following effects: 1) increased flat rate charges referred to as Subscriber Line Charges (SLCs) that are billed to residential and business customers; and 2) decreased per minute of use switched access charges billed to interexchange toll providers that originate and terminate traffic on a LECs network.

          The MAG Order also created a new universal service support mechanism, ICLS. The ICLS will replace the Carrier Common Line (CCL) charge, which was previously billed to interexchange toll providers. The ICLS will be phased in beginning July of 2002 and the CCL will be eliminated as of July of 2003. The initial effect of the implementation of the MAG Order on North Pittsburgh is expected to be revenue neutral. A number of parties have filed Petitions for Reconsideration regarding certain issues contained in the MAG Order. The outcome of these Petitions is unknown at this time. Because the outcome of these proceedings is uncertain at this time, North Pittsburgh is unable to predict the specific long-term effect that the MAG Order will have on its revenues and operations.

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

          In February of 2002, the FCC issued a Notice of Proposed Rulemaking
(NPRM) regarding the possible classification of wireline broadband Internet access as an information service rather than a telecommunications service. Should the FCC adopt this finding, it may remove network based broadband offerings such as DSL services from regulation under the FCC. However, in the NPRM, the FCC also asked whether it should extend USF requirements to not only facilities based wireline Broadband Internet Service Providers (BISPs) but also wireless, cable TV and satellite BISPs.

          Should the FCC extend a USF contribution requirement to all BISPs, both North Pittsburgh and Penn Telecom would be affected. Because the outcome of this proceeding is unknown at this time, neither North Pittsburgh nor Penn Telecom is able to determine the specific effect such action would have on their operations and revenues.

          In February of 2002, the FCC also issued a Further Notice of Proposed Rulemaking regarding the possible reformation of the system for assessing and recovering USF funds. In addition to asking whether BISPs should contribute as described above, the FCC has asked for comment on whether it should assess carrier contributions based on the number and capacity of connections that contributing carriers provide to customers, rather than on the current method which is based on the interstate revenues they earn.

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

          North Pittsburgh is currently addressing potential competition by focusing on customer satisfaction, reducing costs, increasing efficiency, restructuring rates and examining new product offerings and new telecom related markets for entry. Although North Pittsburgh cannot predict the specific effects of competition on its local telephone business, it is intent on taking advantage of the various opportunities that competition should provide.

          At the same time, Penn Telecom is actively expanding its CLEC operations outside of North Pittsburgh's service territory in Verizon's (formerly Bell Atlantic) and Sprint's traditional service territories.

          The provision of intrastate toll and access services is subject to regulatory scrutiny by the PA PUC. Terms, conditions and rates for intrastate toll and access services are filed in intrastate tariffs for PA PUC review and approval.

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

      (3) Transactions with Related Parties
          ---------------------------------

          In 1998, the Registrant entered into an agreement to outsource certain data processing functions to a third party processor (Processor). The Registrant and the Processor are related by a common shareholder and director. Payments to the Processor under this agreement were $1,881 and $1,715 for the six-month periods ended June 30, 2002 and 2001, respectively. Also, the Registrant paid $282 and $2, respectively, in each of those same periods to the law firm of a member of the Board of Directors for various legal services. As of June 30, 2002, the Registrant had estimated amounts outstanding of $240 and $300 to the Processor and law firm, respectively.

      (4) New Accounting Pronouncements
          -----------------------------

          In June, 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The pronouncement is effective for the Registrant's year beginning January 1, 2003. The Registrant does not expect this pronouncement will have a significant impact on the consolidated financial statements.

          In July, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The pronouncement is effective prospectively for exit or disposal activities after December 31, 2002. The Registrant does not expect this pronouncement will have a significant impact on the consolidated financial statements.

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

                                        NORTH PITTSBURGH SYSTEMS, INC.
                                        ------------------------------
                                                 (Registrant)





     August 13, 2002                     /s/ H. R. Brown
Date _______________                    ________________________________________
                                        H. R. Brown, President and Chief
                                        Executive Officer




     August 13, 2002                     /s/ A. P. Kimble
Date _______________                    ________________________________________
                                        A. P. Kimble, Vice President, Treasurer
                                        and Chief Accounting Officer

                                     PART II

                                OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           (a)      The 2002 Annual Meeting of Shareholders was held on May 17,
                    2002.

           (b, c) The only matter voted upon at the Annual Meeting was the election of Directors. The vote tabulation in respect to each nominee to serve as a Director until the 2003 Annual Meeting of Shareholders is shown in the following table:

                                                     Number of        Number of
                                                      Shares           Shares
                               Name                Voted in Favor     Withheld
                               ----                --------------     --------

                        Nominees Elected:
                        ----------------

                        Harry R. Brown               12,047,884        644,405
                        Dr. Charles E. Cole          12,459,670        232,619
                        Allen P. Kimble              12,060,840        631,449
                        Stephen G. Kraskin           12,490,896        201,393
                        David E. Nelsen              12,490,289        202,000
                        Jay L. Sedwick               12,446,448        245,841
                        Charles E. Thomas, Jr.       12,482,476        209,813


Item 6.    Exhibits and Reports on Form 8-K
           ---------------------------------

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
                                                                     Herein by Reference.

Exhibit
Number                           Subject                                  Applicability
------                           -------                                  -------------
 (10)            Material Contracts                                Provided in Quarterly Report on
                                                                   Form 10-Q for the quarter ended
                                                                   March 31, 2002 and Incorporated
                                                                   Herein by Reference.

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

 (18)            Letter re change in accounting                    Not Applicable
                 principles

 (19)            Report furnished to security holders              Not Applicable

 (22)            Published report regarding matters                Not Applicable
                 submitted to a vote of security holders

 (23)            Consents of experts and counsel                   Not Applicable

 (24)            Power of attorney                                 Not Applicable

 (99.1)          Certification of Quarterly Report by the
                 President and Chief Executive Officer
                 pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002                        Attached Hereto

 (99.2)          Certification of Quarterly Report by the
                 Vice President, Treasurer and Chief
                 Accounting Officer pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002             Attached Hereto

            (b)     Reports on Form 8-K - No reports on Form 8-K were filed
                    -------------------
                    during the quarter ended June 30, 2002.