Form 10-Q
period 2002-09-30
NORTH PITTSBURGH SYSTEMS INC
filed 2002-11-14
CIK 764765

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number 0-13716

NORTH PITTSBURGH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1485389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4008 Gibsonia Road, Gibsonia, Pennsylvania	15044-9311
(Address of principal executive offices)	(Zip Code)

            724-443-9600
(Registrant’s telephone number, including area code)

            No Change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

APPLICABLE ONLY TO CORPORATE USERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding

At November 4, 2002, the registrant had 15,005,000 shares of common stock outstanding, par value $.15625 per share, the only class of such stock issued.

PART I

Item 1
Financial Statements
North Pittsburgh Systems, Inc. and Subsidiaries
Consolidated Statements of Earnings (Unaudited)
(Amounts in Thousands – Except Per Share Data)

	For the Three Months Ended Sept. 30		For the Nine Months Ended Sept. 30
	2002	2001	2002	2001
Operating revenues:
Local network services	$5,904	$5,107	$17,183	$14,931
Long distance and access services	14,296	14,591	41,710	40,832
Directory advertising, billing & other services	412	566	1,106	1,763
Telecommunication equipment sales	656	724	1,765	1,842
Other operating revenues	1,855	1,640	5,808	4,990

Total Operating Revenues	23,123	22,628	67,572	64,358

Operating expenses:
Network and other operating expenses	11,501	11,308	33,702	33,647
Depreciation and amortization	4,485	4,306	13,290	13,000
State and local taxes	811	607	2,452	2,273
Telecommunication equipment expenses	456	591	1,212	1,368

Total Operating Expenses	17,253	16,812	50,656	50,288

Net Operating Income	5,870	5,816	16,916	14,070

Other expense (income), net:
Interest expense	881	951	2,692	2,794
Interest income	(134)	(277)	(426)	(922)
Sundry, net	(706)	(409)	(488)	(316)

	41	265	1,778	1,556

Earnings before income taxes	5,829	5,551	15,138	12,514
Income taxes	2,406	2,324	6,248	5,253

Net earnings	$3,423	$3,227	$8,890	$7,261

Weighted average common shares outstanding	15,005	15,005	15,005	15,005

Basic and diluted earnings per share	$.23	$.22	$.59	$.48

Dividends per share	$.17	$.17	$.51	$.51

See accompanying notes to condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Thousands)

	Sept. 30 2002	Dec. 31 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and temporary investments	$35,371	$35,299
Marketable securities available for sale	331	244
Accounts receivable:
Customers, net of allowance for doubtful accounts of $555 and $415, respectively	5,314	5,404
Access service settlements and other	7,611	8,606
Prepaid expenses	733	496
Inventories of construction and operating materials and supplies	2,302	2,548
Prepaid taxes other than income taxes	218	—
Deferred income tax	1,598	1,249

Total current assets	53,478	53,846

Property, plant and equipment:
Land	475	475
Buildings	13,624	13,531
Equipment	178,103	173,714
Assets held under capital lease	10,363	10,363

	202,565	198,083
Less accumulated depreciation and amortization	110,633	99,660

	91,932	98,423
Construction in progress	4,505	2,875

Total property, plant and equipment, net	96,437	101,298

Investments	13,825	11,891
Deferred financing costs	530	590
Other assets	1,146	1,338

	$165,416	$168,963

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Thousands)

	Sept. 30 2002	Dec. 31 2001
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,176	$4,125
Obligation under capital lease	986	926
Accounts payable	6,831	7,764
Dividend payable	2,551	2,551
Other accrued liabilities	2,950	3,938
Federal and state income taxes	1,125	1,605

Total current liabilities	18,619	20,909

Long-term debt	44,063	47,202
Obligation under capital lease	6,871	7,607
Deferred income taxes	11,431	10,483
Accrued pension and postretirement benefits	6,830	6,476
Other liabilities	2,013	1,944

Total liabilities	89,827	94,621

Shareholders’ equity:
Capital stock-common stock, par value $.15625; authorized 50,000 shares; issued 15,040 shares and outstanding 15,005 shares	2,350	2,350
Capital in excess of par value	2,215	2,215
Retained earnings	71,579	70,342
Less cost of treasury stock (35 shares)	(508)	(508)
Accumulated other comprehensive income-unrealized loss on available for sale securities, net	(47)	(57)

Total shareholders’ equity	75,589	74,342

	$165,416	$168,963

See accompanying notes to condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(Amounts in Thousands)

	For the Nine Months Ended Sept. 30
	2002	2001
Cash from operating activities:
Net earnings	$8,890	$7,261
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	13,290	13,000
Gain on sale of marketable securities	—	(55)
Equity income of affiliated companies	(1,934)	(495)
Changes in assets and liabilities:
Accounts receivable	1,085	(47)
Inventories of construction and operating materials and supplies	246	1,824
Deferred financing costs, prepaid expenses and other assets	15	59
Prepaid taxes	(218)	(438)
Accounts payable	(933)	(1,108)
Other accrued liabilities	(919)	644
Accrued pension and postretirement benefits	354	519
Federal and state income taxes	120	1,507
Deferred income taxes	(7)	833
Other, net	118	29

Total adjustments	11,217	16,272

Net cash from operating activities	20,107	23,533

Cash used for investing activities:
Expenditures for property and equipment	(8,347)	(9,734)
Net salvage and cost of removal on retirements	(95)	(249)

Net capital additions	(8,442)	(9,983)

Purchase of marketable securities available for sale	(178)	(1,045)
Proceeds from sale of marketable securities available for sale	2	5,865
Distributions from affiliated entities	—	57

Net cash used for investing activities	(8,618)	(5,106)

Cash used for financing activities:
Cash dividends	(7,653)	(7,653)
Payments of capital lease obligation	(676)	(611)
Retirement of debt	(3,088)	(2,801)
Proceeds from issuance of debt	—	6,253

Net cash used for financing activities	(11,417)	(4,812)

Net increase in cash and temporary investments	72	13,615
Cash and temporary investments at beginning of period	35,299	19,240

Cash and temporary investments at end of period	$35,371	$32,855

Interest paid	$2,652	$2,728

Income taxes paid	$6,141	$2,974

Supplemental disclosure of noncash financing activities:

A capital lease obligation of $1,134 was incurred when a subsidiary of the Registrant entered into a lease for new equipment during the nine-month period ended September 30, 2001. No obligation was incurred during the nine-month period ended September 30, 2002.

See accompanying notes to condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Amounts in Thousands)
(Unaudited)

(1)    General

The condensed consolidated financial statements included herein have been prepared by North Pittsburgh Systems, Inc. (hereafter referred to as the “Registrant” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Registrant’s wholly-owned subsidiaries, North Pittsburgh Telephone Company (North Pittsburgh), Penn Telecom, Inc. (Penn Telecom) and Pinnatech, Inc. (Pinnatech). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Registrant believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods have been reflected. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant’s latest Annual Report to the Securities and Exchange Commission on Form 10-K.

Certain amounts in the Registrant’s 2001 condensed consolidated financial statements have been reclassified to conform with the presentation of its 2002 condensed consolidated financial statements.

In July, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. The Registrant adopted this pronouncement on January 1, 2002. As of September 30, 2002, the Registrant had a net book value of $561 in equity method goodwill (recorded under “Investments”) as the result of the purchase of additional interest in the Pennsylvania RSA 6(II) Limited Partnership in September, 2000. SFAS No. 142 discontinues the amortization of equity method goodwill and prescribes that the Registrant continue to test for impairment in accordance with Accounting Principles Board (APB) Opinion 18. The Registrant noted no impairment during its review of the equity method goodwill and associated investment during 2002. This pronouncement did not have a significant impact on the consolidated financial statements.

In August, 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Registrant adopted this pronouncement on January 1, 2002. This pronouncement did not have a significant impact on the consolidated financial statements.

(2)    Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes requirements for disclosure of comprehensive income. The objective of SFAS 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The reconciliation of net income to comprehensive income is as follows:

	For the Three Months Ended Sept. 30		For the Nine Months Ended Sept. 30
	2002	2001	2002	2001
Net income	$3,423	$3,227	$8,890	$7,261
Unrealized gain (loss) on marketable securities including reclassification adjustments, net of tax	(33)	(2)	10	(9)

Comprehensive income	$3,390	$3,225	$8,900	$7,252

(3)    WorldCom Bankruptcy

On July 21, 2002, WorldCom, Inc. (WorldCom) petitioned the U.S. Bankruptcy Court for the Southern District of New York for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. North Pittsburgh and Penn Telecom are creditors in the proceeding. Through preliminary filings and hearings concerning the WorldCom bankruptcy, it appears that the Regional Bell Operating Companies (RBOCs) and both independent and competitive local exchange carrier, including North Pittsburgh and Penn Telecom, will be classified as utilities. Although this status offers forms of payment protection during the bankruptcy process, the protection is not as great as for those companies listed as critical vendors, nor is the likelihood as great of receiving payments for pre-bankruptcy amounts outstanding. As such, in estimating the charges and reserves necessary with respect to the amounts outstanding from WorldCom, the Registrant has made the assumption that North Pittsburgh’s and Penn Telecom’s utility status will remain and that they will be unsecured creditors which will most likely receive nothing for pre-bankruptcy claims.

The pre-petition amounts which were due to the Registrant’s subsidiaries from WorldCom can be broken down into three sub-classes as follows: $39 outstanding in total to Penn Telecom; $493 in intrastate revenues outstanding to North Pittsburgh; and $658 in interstate revenues outstanding to North Pittsburgh. With Penn Telecom’s status as a competitive local exchange carrier (CLEC) and the respective tariffs it operates under, there is no recovery mechanism for amounts outstanding to Penn Telecom in the event that WorldCom’s debts to unsecured creditors are absolved. In addition, with North Pittsburgh operating under a price cap plan as opposed to a rate of return tariff in the state of Pennsylvania, there is no recovery mechanism for the intrastate amounts outstanding to North Pittsburgh. The Registrant therefore has recorded $532 in charges associated with the write-off of the Penn Telecom and North Pittsburgh intrastate access pre-petition receivables, with $400 of the charge occurring in the second quarter of 2002 as it related to services rendered through June 30, 2002 and $132 recorded in the third quarter of 2002 as it related to services rendered from July 1, 2002 through July 21, 2002, the date of WorldCom’s bankruptcy filing.

With respect to interstate revenues, North Pittsburgh participates in a revenue pooling process administered by the National Exchange Carrier Association ( NECA). Uncollectible WorldCom pre-petition interstate amounts, which totaled $658 for North Pittsburgh, were submitted to NECA for reimbursement via the pooling mechanism. North Pittsburgh was able to recover from the pool the majority of the receivables submitted. However, it is North Pittsburgh’s current understanding that the majority of the potential WorldCom claims from other pool members, as estimated by NECA, had not been submitted for recovery from the pool as of September 30, 2002. Due to the magnitude of the expected uncollectibles from all NECA members, it is possible that North Pittsburgh may not be able to retain 100% of the uncollectibles it has submitted and recovered. In the event that the rate of return for the NECA pool falls below the authorized return of 11.25%, the ultimate recovery of the accounts receivable submitted will be less than dollar for dollar. Through September 30, 2002, pool earnings continued to exceed the authorized rate of 11.25%. As such, North Pittsburgh had an accrual of $810 recorded for the potential liability associated with the 2002 over-earnings. Therefore, in the event that the rate of return for the NECA pool falls below the 11.25% authorized rate of return and North Pittsburgh does not retain its entire uncollectible amount recovered from the pool, the associated reversal of the $810 over-earnings reserve would mitigate the financial impact on North Pittsburgh. Due to the existence of this mitigating reserve and the fact that North Pittsburgh cannot reasonably estimate the amount of potential write-offs for all participants in the NECA pool nor the rate of return of the pool after the submission of all WorldCom uncollectibles, the Registrant did not establish a separate liability for the amounts already recovered through the NECA pool as of September 30, 2002.

The Registrant notes that due to the NECA pooling mechanisms, there is a possibility that North Pittsburgh may ultimately be liable to reimburse the NECA pool in the future for an amount greater than the $658 of its own receivables submitted and recovered from the pool. This situation could occur if: 1) the magnitude of the WorldCom bankruptcy causes the rate of return of the NECA pool to approach 0% or even turn negative; 2) the percentage of North Pittsburgh’s uncollectibles to total interstate reported revenues is smaller than the average for all NECA pool members; and 3) NECA and/or North Pittsburgh is unsuccessful at petitioning the Federal Communications Commission (FCC) for financial remedies given such events.

Due to the fact that the ultimate outcome of the WorldCom bankruptcy is uncertain at this time, the fact that the critical information necessary to calculate the NECA pool rate of return is not available at this time to either the Registrant or NECA and the fact that the Registrant cannot predict what actions, if any, the FCC may take to give local exchange carriers (LECs) current or future financial remedies, the Registrant cannot reasonably estimate the ultimate financial impact of the WorldCom bankruptcy filing on future revenues.

In addition, WorldCom is a major contributor to the federal universal service fund (USF) and is required under FCC rules to provide monthly contributions to the USF by making payments to the Universal Service Administration Corporation (USAC), which is the non-profit agency that administers the federal USF. North Pittsburgh, under FCC rules, is eligible for and receives federal USF funding in the form of two (2) payments from USAC referred to as Long Term Support (LTS) and Interstate Common Line Support (ICLS). North Pittsburgh currently receives approximately $81 per month in LTS and effective July, 2002 began receiving approximately $229 per month in ICLS. The new ICLS support was offset by a decrease in the carrier common line charge billed directly to interexchange toll providers. WorldCom is a monthly contributor to the Pennsylvania Intrastate Universal Service Fund (PA USF). North Pittsburgh receives approximately $435 per month in PA USF support payments. WorldCom was granted authorization from the Bankruptcy Court to pay regulatory fees, which include the fees to both federal and state USF programs. However, the Registrant is unable to predict the impact on these support programs in the event that WorldCom is unable to make future contributions.

PART I

Item 2

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Amounts in Thousands Except Per Share Data and Operating Statistics)

The statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant’s present expectations or beliefs concerning future events. The Registrant cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Thus, results actually achieved may differ materially from expected results included in these statements.

(a)    Changes in Financial Condition

         There were no material changes in the Registrant’s consolidated general financial condition from the end of its preceding fiscal year on December 31, 2001 to September 30, 2002, the end of the nine-month period reported herein.

(b)    Results of Operations for the Nine Months Ended September 30, 2002 and 2001

         Net earnings for the nine-month period ended September 30, 2002 were $8,890, or $.59 per share, compared to net earnings of $7,261, or $.48 per share, for the comparable prior year period. These fluctuations were attributable to the following factors:

         (1)    Operating Revenues

                  Total operating revenues increased $3,214, or 5.0%, in the nine-month period ended September 30, 2002 over the comparable period in 2001. This increase was primarily the result of increases in local network services revenues of $2,252 (15.1%), long distance and access services revenues of $878 (2.2%) and other operating revenues of $818 (16.4%), offset partially by a decrease in directory advertising, billing and other services revenues of $657 (37.3%) and a minimal decrease in telecommunication equipment sales of $77 (4.2%).

                  Increases in local network services revenues of $2,252, or 15.1%, were attributable to several factors, one of which was North Pittsburgh’s Chapter 30 filing with the Pennsylvania Public Utility Commission (PA PUC) in December of 2001. As a result of this revenue neutral filing, North Pittsburgh increased local rates, with the corresponding offset occurring through a decrease in intrastate access rates. The revenue shift from long distance and access services revenues to local network services revenues was approximately $1,300 for the nine-month period ended September 30, 2002. Penn Telecom’s basic area and vertical features revenues also increased by $1,125 due to continued successful penetration south of North Pittsburgh’s territory in the city of Pittsburgh and surrounding areas as well as north of North Pittsburgh’s territory in the city of Butler, PA. Penn Telecom’s basic access lines installed increased from 7,936 as of September 30, 2001 to 14,825 as of September 30, 2002, and primary rate interface (PRI) circuits grew from 134 circuits as of September 30, 2001 to 272 circuits as of September 30, 2002.

                  The increase in long distance and access services revenues of $878, or 2.2%, was attributable to an increase in high capacity circuits sold (special access revenues) and an increase in cellular termination revenues, offset partially by a decrease in access revenues and a decrease in toll revenues. Special access revenues increased $786 at North Pittsburgh and $882 at Penn Telecom, mostly as a result of large increases in the number of DS-1 and DS-3 circuits sold. At Penn Telecom, the numbers of DS-1s, DS-3s and OC-3s installed have increased from 144, 13 and 2, respectively, as of September 30, 2001 to 340, 15 and 3, respectively, as of September 30, 2002. Cellular termination access revenues increased $400 due to the growth in minutes of use (MOUs) of cellular traffic. Interstate, intrastate and other access revenues (excluding cellular terminating access revenues described above) decreased approximately $1,116, mostly as a result of the North Pittsburgh Chapter 30 filing which, as previously described, shifted approximately $1,300 from intrastate access revenues to local network services revenues. In addition, at North Pittsburgh, intrastate access MOUs have been declining, mostly as a result of cellular substitution. These decreases at North Pittsburgh were partially offset by the growth in access revenues at Penn Telecom as the number of lines in service nearly doubled. Toll revenues decreased $159 due to a decrease in intraLATA toll revenues at North Pittsburgh, partially offset by a growth in both intraLATA and interLATA toll revenues at Penn Telecom. The decrease in intraLATA toll revenues at North Pittsburgh was mostly a result of a decrease in market share and loss of minutes of use to such competition as cellular and to a decrease in the average billed rate due to the development of additional calling plans to meet the competitive environment. This decrease was partially offset by an increase in both intraLATA and interLATA toll revenues at Penn Telecom due to the successful bundling of toll with local calling packages. As of September 30, 2002, 80% of Penn Telecom’s CLEC customers subscribed to one of its toll packages.

                  The increase in other operating revenues of $818, or 16.4%, was primarily due to the growth in digital subscriber line (DSL) revenues of approximately $1,296 as combined DSL lines (both wholesale and retail) increased from 4,260 as of September 30, 2001 to 6,689 as of September 30, 2002. This increase was partially offset by higher write-offs associated with carrier bankruptcies.

                  The decrease in directory advertising, billing and other services revenues of $657, or 37.3%, was mostly due to a decrease of $574 in directory advertising revenue and a decrease of $113 in carrier billing and collection revenues. Directory advertising revenues for 2002 are expected to decrease approximately $750 from $1,800 in annual revenue in 2001 to $1,050 in annual revenue for 2002. North Pittsburgh’s five-year agreement with its former directory partner expired with the 2001 directory. As the terms proposed by the former directory partner for the next contract greatly decreased North Pittsburgh’s share of the income generated by the directory, North Pittsburgh negotiated a five-year contract with a new partner, at terms much more advantageous to North Pittsburgh. However, as the former partner continued to publish its directory, the competitive environment increased, resulting in lower revenues generated by North Pittsburgh’s 2002 directory. With respect to carrier billing and collection revenues, North Pittsburgh has contracts with several interexchange carriers (IXCs) and other telecommunications companies under which it earns fees for performing billing and collection services on behalf of these companies. North Pittsburgh has seen the volume of services and calls billed on behalf of these companies steadily decrease over the past two years, mostly as a result of more companies bringing these functions in-house.

         (2)    Operating Expenses and Net Operating Income

                  Total operating expenses increased $368, or 0.7%, in the nine-month period ended September 30, 2002 over the comparable period in 2001. The change was primarily the result of increases in network and other operating expenses of $55 (0.2%), state and local taxes of $179 (7.9%) and depreciation and amortization expenses of $290 (2.2%), offset by a decrease in telecommunications equipment expenses of $156 (11.4%).

                  The increase in network and other operating expenses of $55, or 0.2%, was due to an increase at Penn Telecom of $1,151 from the prior year comparable period. The increase was mostly due to the underlying growth in Penn Telecom’s CLEC variable costs in association with the overall growth in access line equivalents and revenue. Unbundled network element (UNE) costs for non-facilities based access lines, broadband circuit costs and DSL costs increased approximately $736 from the comparable prior year period to support the overall growth in the network, access lines, high capacity circuits and DSL lines in service. As a result of the more rapid growth in lines than in the prior year as well as increases in the overall network, installation and repair expenses increased $202. Collocation costs also increased $186 from the prior year period. In addition, personnel and sales expenses grew approximately $875 in order to support the revenue and organizational growth. These increases were partially offset by an approximate $500 charge incurred in the prior year period due to the expensing of operational support system evaluation charges in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. In addition, office and renovation expense decreased $134, as the prior year period included a major renovation to a Penn Telecom facility and the current year period included $166 in performance assurance payments received from Verizon, which are recorded as a reduction in operating expenses.

                  At North Pittsburgh, network and other operating expenses for the nine-month period ended September 30, 2002 decreased $743 from the prior year comparable period due to several factors, one of which was a cost reduction program instituted during the later part of the first quarter of 2001. As discussed under the Regulatory Matters section of this report (paragraph (e)(2) of this section), the intent of the Telecommunications Act of 1996 (the 1996 Act) as well as some current FCC and PA PUC regulatory proceedings is to open up the telecommunications market to competition. Although North Pittsburgh has yet to see any material impact on its revenues or material loss of access lines, it has adopted a pro-active approach to cost reduction. The cost reduction program has to date involved not only the elimination of direct external expenses such as a large reduction in the use of outside contractors, but also improving operating procedures. Internal processes and procedures have been re-engineered to maximize both labor and material usage as well as inventory levels. In addition, with the completion during 2001 of the five-year modernization of North Pittsburgh’s network, maintenance expense has decreased from prior year levels as legacy equipment has been upgraded and/or replaced. These costs savings were partially offset by an increase in pension expense, healthcare expense and corporate insurance premiums. Also, the prior year period included a charge of approximately $730 to reduce inventory to the lower of cost or market.

                  At Pinnatech, network and other operating expenses for the nine-month period ended September 30, 2002 decreased $348 from the prior year comparable period. The decrease was partially a result of a lower employee base, which resulted in a reduction of $135 in salary and related benefits expense. In addition, approximately $144 in Nauticom Sports Network (NSN) charges were incurred by Pinnatech in the prior year comparable period. Although the NSN was closed in December of 2000, several contracts were settled for higher amounts than originally accrued for in the restructuring reserve and other miscellaneous charges were incurred in the first nine months of 2001. Furthermore, with the $99 decline at Pinnatech in customer premise equipment sales from the prior year, there was an associated $57 decrease in the cost of goods sold.

                  The increase in depreciation and amortization expenses of $290, or 2.2%, was the result of the increase in the depreciable asset base (gross property, plant and equipment) of 2.3% over the prior year period.

                  The increase in state and local taxes of $179, or 7.9%, was mostly attributable to a $406 increase in public utility realty tax assessment (PURTA) expense at North Pittsburgh for the nine-month period ended September 30, 2002 as the prior year period included a favorable settlement of previous years’ overpayments. This increase was partially offset by a reduction in the Pennsylvania capital stock tax due to a reduction in millage rates from the prior year and a decrease in gross receipts tax at Penn Telecom due to the prior year period including an unfavorable settlement of past returns.

                  The decrease in telecommunications and equipment expense of $156, or 11.4%, was a direct result of the decrease in telecommunications equipment sales of 4.2% and a slight increase in margins as revenue from labor charges billed, which have a higher associated margin, increased from the prior year along with sales of higher margin products.

                  Overall, the increase in total operating revenues of $3,214, coupled with the increase in total operating expenses of $368, resulted in a 20.2% increase in net operating income for the nine-month period ended September 30, 2002 over the comparable period in 2001.

         (3)    Other Items

                  Interest expense decreased for the nine-month period ended September 30, 2002 by $102 over the comparable period in 2001 due to lower average debt balances. Interest income decreased $496 primarily due to the liquidation of available for sale debt securities in April of 2001 and the general decrease in short-term money market rates for temporary investments. The change in sundry, net of $172 was primarily due to a $1,428 increase in equity income from the Registrant’s investments in three cellular partnerships. The growth in equity income was partially offset by an increase in costs expended by the Registrant in exploring strategic alternatives and business arrangements. Associated costs totaled $1,220 during the nine months ended September 30, 2002 as compared to $50 incurred in the comparable prior year period. In addition, the Registrant recorded in 2002 an investment loss of $140 associated with the other-than-temporary decline of several equity securities.

 (c)    Results of Operations for the Three Months Ended September 30, 2002 and 2001

          Fluctuations in revenue and expenses for the three-month period ended September 30, 2002, as compared to the same quarterly period in 2001, are generally attributable to the same reasons discussed in the nine-month comparisons above with the exception of the following:

          Long distance and access services revenues for the three-month period ended September 30, 2002 decreased $295, or 2.0%, from those experienced for the same quarterly period in 2001. This compares to a nine-month year to date increase of $878, or 2.2%, as previously described above. The decrease for the quarterly period was mostly a result of the prior year third quarter including a favorable intraLATA access settlement of approximately $820. This settlement did not have a material impact on the nine-month period comparisons due to the fact that the majority of the positive settlement concerned revenue estimates for the first and second quarters of 2001.

          State and local taxes for the three-month period ended September 30, 2002 increased $204, or 33.6%, from the level for the same quarterly period in 2001. This compares to a nine-month year to date increase of $179, or 7.9%, as previously described above. The substantially larger percentage increase in tax expense for the third quarter as compared to the year to date increase was due to the favorable settlement of PURTA overpayments, previously described above, occurring in third quarter of 2001.

         (d)    Liquidity and Capital Resources

	Sept. 30, 2002	December 31, 2001
Cash and temporary investments	$35,371	$35,299
Working capital	$34,859	$32,937
Long-term debt (including current maturities)	$48,239	$51,327

                  Cash and temporary investments were $35,371 at September 30, 2002 as compared to $35,299 at December 31, 2001. The slight increase was a result of the $20,107 in cash generated from operating activities for the nine-month period ended September 30, 2002 exceeding all investing and financing activities. The Registrant internally funded 100% of the $8,347 in property and equipment additions and expended $11,417 for financing activities, including cash dividends and the scheduled repayments of debt and capital lease obligations, during the nine-month period ended September 30, 2002.

                  Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, etc. Management expects to continue the investment of such excess funds through the remainder of 2002 and throughout 2003, which should enable the Registrant to satisfactorily meet all short-term obligations.

                  Working capital levels at September 30, 2002 increased $1,922 from December 31, 2001, mostly as a result of the Registrant’s operating cash flow continuing to exceed investing and financing needs.

                  The decrease in long-term debt was a result of the scheduled repayment of $3,088 of principal in the nine-month period ended September 30, 2002. As mentioned above, the Registrant funded 100% of its 2002 year to date expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from the Registrant’s available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at September 30, 2002 to the FFB under this loan was $31,623, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of September 30, 2002 was $34,764. North Pittsburgh can make draws against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of September 30, 2002, North Pittsburgh had approximately $4,285 of qualified capital expenditures that were eligible to be drawn against this facility. In addition, North Pittsburgh had principal outstanding of $16,616 at September 30, 2002 from loan advances from the Rural Telephone Bank (RTB) made from 1977 through 1987. The advances from the RTB have maturity dates ranging from 2009 through 2019.

                  The notes payable to the RTB and FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $127,000, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels, and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholder or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, $2,118 of North Pittsburgh’s retained earnings were available for dividends to the Registrant as of September 30, 2002. Taking into consideration the North Pittsburgh restrictions, consolidated retained earnings of the Registrant of approximately $26,090 were available for dividends and other distributions to the Registrant’s shareholders as of September 30, 2002.

                  North Pittsburgh also has available through June of 2004 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1½%. No borrowings have taken place against the line of credit.

                  A summary of the Registrant’s significant contractual obligations and commitments as of September 30, 2002 is as follows:

	Debt Principal	Capital Lease*
Remainder of 2002	$1,037	$398
2003	4,194	1,592
2004	4,268	1,592
2005	4,347	1,450
2006	4,431	1,272
Thereafter	29,962	4,362

*Represents total minimum lease commitments (interest and executory costs are included).

                  Consolidated capital expenditure commitments for the purchase and installation of new equipment at September 30, 2002 amounted to approximately $800, with such amount being part of the 2002 construction program, which is projected to be in the range of $11,500 to $12,500. The Registrant has made expenditures of $8,347 under this construction program through September 30, 2002 and expects capital expenditures ranging between $3,200 to $4,200 for the fourth quarter of 2002. The Registrant currently expects a construction program for 2003 in the range of $12,500 to $13,500.

                  Management expects cash flows provided by operating activities and cash reserves over the next twelve months to be sufficient to service long-term debt and capital lease obligations, to pay dividends and to finance all non-RUS qualified projects. The Registrant has the necessary cash flows from operations and cash reserves to internally finance 100% of its projected capital expenditures. However, due to the low cost financing available through the RUS for qualified North Pittsburgh capital expenditures, the Registrant may request advancements from the RUS facility in the future.

         (e)    Other Information

                  (1)    Critical Accounting Policies

                          Certain accounting policies are very important to the portrayal of the Registrant’s financial condition and results of operations and require management’s most subjective or complex judgments. These policies are as follows:

                          Revenue Recognition

                          Revenues are recognized when local network, long distance and access services are provided. Local service and intrastate long distance and access service revenues are subject to the jurisdiction of the PA PUC. The Registrant participates in interstate pooling arrangements with other telephone companies. Such pools are funded by access service charges regulated by the FCC. Revenue earned through pooling is initially recorded based on estimates. The Registrant has settled substantially all access service pooling arrangements through 2000. Revenues from equipment sales are recorded after equipment has been installed and accepted by the customer.

                          Nonrefundable, up-front activation fees associated with the provisioning of telephone service, when material, are deferred and recognized over the expected term of the customer relationship.

                          With respect to revenue recognition associated with the WorldCom bankruptcy, see also Note (3) of the Notes to Condensed Consolidated Financial Statements above in this Quarterly Report on Form 10-Q.

                          Impairment of Long-Lived Assets

                          Based upon the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Registrant reviews assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows. The Registrant determined that there was no impairment to the carrying value of such assets during 2002.

                          Valuation of Accounts Receivable

                          Management reviews accounts receivable to determine which are doubtful of collection. In determining the appropriate allowance for doubtful accounts, management considers the Registrant’s accounts receivable aging schedules, history of write-offs, relationships with its customers and the overall credit worthiness of its customers.

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

                          The judgments used in applying the above policies are based on management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates.

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

                          In 1996, Congress passed the 1996 Act, which has the goal of opening the telecommunications industry to further competition for all services. The 1996 Act prohibits state legislative or regulatory restrictions or barriers to entry regarding the provision of local telephone service. It also requires most incumbent LECs to interconnect with the networks of other telecommunications carriers, unbundle their services into network elements, offer their telecommunications services at wholesale rates to allow the resale of such services and allow other telecommunications carriers to locate equipment on their premises. Local exchange telephone carriers are also required to compensate each other for the transport and termination of calls.

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

                          North Pittsburgh’s wireline operations are considered Rural under the 1996 Act and are exempt from certain of the foregoing obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. North Pittsburgh, along with 17 other rural companies in Pennsylvania, was granted a temporary suspension until July 10, 2002 of certain interconnection requirements in the 1996 Act applicable to incumbent LECs as they relate to non-facilities based competition. North Pittsburgh, along with 19 other rural companies in Pennsylvania, filed a Petition with the PA PUC on June 7, 2002 requesting an additional three (3) year extension of the suspension to July 10, 2005. The request is still pending and the outcome of the proceeding is not yet known.

                          The provision of interstate toll and access services by North Pittsburgh and Penn Telecom is subject to the regulatory scrutiny of the FCC. Terms, conditions and rates for interstate toll and access services are filed in interstate tariffs for review and approval by the FCC. However, beginning August 1, 2001, the FCC has no longer required non-dominant interstate toll providers, including Penn Telecom, to file tariffs for their interstate toll services. Penn Telecom now informs its toll customers of the rates, terms and conditions through written notice.

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

                          The MAG Order had the following effects: 1) increased flat rate charges referred to as Subscriber Line Charges (SLCs) that are billed to residential and business customers; and 2) decreased per minute of use switched access charges billed to interexchange toll providers that originate and terminate traffic on a LEC’s network.

                          The MAG Order also created a new universal service support mechanism, ICLS. The ICLS replaced a portion of the Carrier Common Line (CCL) charge, which was previously billed to interexchange toll providers. The ICLS was phased in beginning July, 2002 and the CCL will be eliminated as of July, 2003. The initial effect of the implementation of the MAG Order on North Pittsburgh is expected to be revenue neutral. A number of parties have filed Petitions for Reconsideration regarding certain issues contained in the MAG Order. The outcome of these Petitions is unknown at this time. Because the outcome of these proceedings is uncertain at this time, North Pittsburgh is unable to predict the specific long-term effect that the MAG Order will have on North Pittsburgh’s revenues and operations.

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

                          In February of 2002, the FCC issued a Notice of Proposed Rulemaking (NPRM) regarding the possible classification of wireline broadband Internet access as an information service rather than a telecommunications service. Should the FCC adopt this proposed ruling, it may remove network based broadband offerings such as DSL services from regulation under the FCC. However, in the NPRM, the FCC also asked whether it should extend USF requirements to not only facilities based wireline Broadband Internet Service Providers (BISPs) but also wireless, cable TV and satellite BISPs.

                          Should the FCC extend a USF contribution requirement to all BISPs, North Pittsburgh, Penn Telecom and Pinnatech would be affected. Because the outcome of this proceeding is unknown at this time, the Registrant is unable to determine the specific effect such action would have on the operations and revenues of its subsidiaries.

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

                          Should the FCC move to reform the current system for assessing and recovering USF funds, North Pittsburgh, Penn Telecom and Pinnatech would be affected by the change. Because the outcome of this proceeding is unknown at this time, the Registrant is unable to determine the specific effect such action would have on the operations and revenues of its subsidiaries.

                          Effective January 22, 2001, North Pittsburgh moved from ROR regulation in the intrastate jurisdiction to an alternative form of regulation, which is a price cap plan. Under North Pittsburgh’s price cap plan, rates for non-competitive intrastate services are allowed to increase based on an index that measures economy-wide price increases less a productivity offset. There is no limitation on earnings under this plan. The terms of the plan also allow North Pittsburgh to rebalance rates once each year to allow North Pittsburgh to gradually realign its intrastate rate structure on a more rational basis in order to meet future competition. In addition, as competition develops in the future, North Pittsburgh may file with the PA PUC to declare certain services competitive and thereby freed from all rate regulation for those services. In return for approval of the alternative form of regulation, North Pittsburgh has committed to continue to upgrade its network in the future to ensure that all its customers will have access to broadband services. While there is no immediate impact to North Pittsburgh’s operations and revenues under the price cap plan, it is North Pittsburgh’s view that the plan as approved will aid North Pittsburgh in meeting competition in the future.

                          Historically, North Pittsburgh’s wireline operations have not experienced significant competition in its franchised service area. However, as a result of the passage of the 1996 Act, North Pittsburgh’s local wireline operations are experiencing increased competition from various sources, including, but not limited to, large end users installing their own networks, IXCs, satellite transmission services, cellular communications providers, cable television companies, radio-based personal communications companies, competitive access providers (CAPs) and other systems capable of completely or partially bypassing local telephone facilities.

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

                          At the same time, Penn Telecom is actively expanding its CLEC operations outside of North Pittsburgh’s service territory in Verizon’s (formerly Bell Atlantic) and Sprint’s traditional service territories.

                          The provision of intrastate toll and access services is subject to regulatory scrutiny by the PA PUC. Terms, conditions and rates for intrastate toll and access services are filed in intrastate tariffs for PA PUC review and approval.

                          On September 30, 1999, the PA PUC issued an Order dealing with a variety of issues impacting LECs in Pennsylvania. Referred to as the Global Order, it dealt with certain issues that affected North Pittsburgh. Specifically, the Order allowed North Pittsburgh to rebalance and lower access charges in order to prepare North

Pittsburgh to meet competition in its serving area. The reduction in access charges was offset in part by reimbursements from an interim state USF that is funded by all telecommunications providers (excluding wireless) in the state. Because the rebalancing and reduction of access charges were offset by reimbursement from the fund, North Pittsburgh has not experienced any significant impact on operations or revenues as a result of the Global Order. The PA PUC, in the Global Order, indicated that it would commence another proceeding on or after January 2, 2001 to examine further changes to the USF and possible additional access charge reform. By Secretarial Letter dated February 1, 2002, the PA PUC granted a coalition of telephone companies, including North Pittsburgh, a ninety (90) day extension until April 15, 2002 in which to submit a proposal to the PA PUC outlining proposed changes in access charges and the fund along with a timeline for these changes. The coalition submitted its proposal on April 15, 2002. Upon completion of a review of the proposal, it is expected that the PA PUC will initiate an “on the record proceeding” to examine the need for further access charge and USF reform.

                          The 1996 Act, FCC and PA PUC regulatory proceedings and the thrust toward a fully competitive marketplace have created some uncertainty in respect to the levels of North Pittsburgh’s revenue growth in the future. However, its unique location in a growing commercial/residential suburban traffic corridor to the north of the City of Pittsburgh, its state-of-the-art switching transmission and transport facilities and its extensive fiber network place North Pittsburgh in a solid position to meet competition and minimize any loss of revenues. In addition, North Pittsburgh continues to make its network flexible and responsive to the needs of its customers to meet competitive threats. At the same time, Penn Telecom continues its CLEC edge-out strategy in the Pittsburgh metropolitan area and the city of Butler, PA, while taking advantage of the opportunities afforded by the 1996 Act and the introduction of competition into the toll, local wireline and broadband markets.

                  (3)    Transactions with Related Parties

                          In 1998, the Registrant entered into an agreement to outsource certain data processing functions to a third party processor (Processor). The Registrant and the Processor are related by a common shareholder and director. Payments to the Processor under this agreement were $2,763 and $2,425 for the nine-month periods ended September 30, 2002 and 2001, respectively. Also, the Registrant paid $468 and $6, respectively, in each of those same periods to the law firm of a member of the Board of Directors for various legal services. As of September 30, 2002, the Registrant had estimated amounts outstanding of $245 and $159 to the Processor and law firm, respectively.

                  (4)    New Accounting Pronouncements

                          In June, 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The pronouncement is effective for the Registrant’s year beginning January 1, 2003. The Registrant does not expect this pronouncement will have a significant impact on the consolidated financial statements.

                          In July, 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The pronouncement is effective prospectively for exit or disposal activities after December 31, 2002. The Registrant does not expect this pronouncement will have a significant impact on the consolidated financial statements.

PART I

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

There have been no material changes in reported market risks faced by the Registrant since the end of the preceding fiscal year on December 31, 2001.

ITEM 4

CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within ninety (90) days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits - Exhibit Index for Quarterly Reports on Form 10-Q.

Exhibit Number	Subject	Applicability

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

(3) (i)	Articles of Incorporation	Provided in Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and Incorporated Herein by Reference.

(3) (ii)	By-Laws	Provided in Annual Report on Form 10-K for the year ended December 31, 1998 and Incorporated Herein by Reference.

(4)	Instruments defining the rights of security holders including indentures	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference.

(10)	Material Contracts	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Incorporated Herein by Reference.

(11)	Statement of computation of earnings per share	Attached Hereto

(15)	Letter re unaudited interim financial information	Not Applicable

(18)	Letter re change in accounting principles	Not Applicable

(19)	Report furnished to security holders	Not Applicable

(22)	Published report regarding matters submitted to a vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of attorney	Not Applicable

Exhibit Number	Subject	Applicability

(99.1)	Certification of Quarterly Report by the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(99.2)	Certification of Quarterly Report by the Vice President, Treasurer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(b)    Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH PITTSBURGH SYSTEMS, INC.
(Registrant)

Date	November 14, 2002	/s/ H. R. Brown
H. R. Brown, President and Chief Executive Officer

Date	November 14, 2002	/s/ A. P. Kimble
A. P. Kimble, Vice President, Treasurer and Chief Accounting Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, H. R. Brown, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of North Pittsburgh Systems, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ H. R. Brown
H. R. Brown President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, A. P. Kimble, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of North Pittsburgh Systems, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ A. P. Kimble
A. P. Kimble Vice President, Treasurer and Chief Accounting Officer