Form 10-K
period 2002-12-31
NORTH PITTSBURGH SYSTEMS INC
filed 2003-03-28
CIK 764765

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________________ to _____________________

Commission File Number 0-13716

North Pittsburgh Systems, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-1485389 (IRS Employer Identification No.)

4008 Gibsonia Road, Gibsonia, Pennsylvania 15044-9311
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: 724/443-9600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.15625 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒              NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

(Cover page continued on next page)

Based on the average of the bid and asked prices at the close of the market on March 10, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant is $179,903,000. For purpose of making this calculation only, the registrant has defined affiliates to include all directors and officers (who directly or beneficially owned as a group 1,503,831 shares of Common Stock on March 10, 2003).

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of March 10, 2003 was 15,005,000.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES ☒              NO ☐

Based on the average of the bid and asked prices at the close of the market on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $216,563,000. For purpose of making this calculation only, the registrant has defined affiliates to include all directors and officers (who directly or beneficially owned as a group 1,549,726 shares of Common Stock on June 28, 2002).

DOCUMENTS INCORPORATED BY REFERENCE

The information for Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, has been incorporated into Part III of this Form 10-K by reference to registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2002.

(End of cover page)

SIGNATURES

CERTIFICATIONS

Cautionary Language Concerning Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Section 27A) and Section 21E of the Securities Exchange Act of 1934 (Section 21E) regarding events, financial trends and critical accounting policies that may affect our future operating results, financial position and cash flows. We intend that such forward-looking statements be subject to the safe harbors within Section 27A and Section 21E as provided by the Private Securities Litigation Act of 1995.

Forward-looking statements are generally accompanied by words such as “believes,” “anticipates,” “expects,” “estimates,” “intends” or similar words or expressions. Such statements are based on our assumptions and estimates and are subject to risks and uncertainties. You should understand that various factors, including (but not limited to) those items discussed below and elsewhere in this document, could cause our actual results to differ materially from the results expressed in or implied by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

While the below list of risks and uncertainties is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

•         a change in economic conditions in the markets in which we operate;

•         government and regulatory policies, at both the federal and state levels;

•         unanticipated higher capital spending for, or delays in, the deployment of new technologies;

•         the pricing and availability of equipment, materials and inventories;

•         changes in the competitive environment in which we operate, including the intensity of competitive activity, pricing pressures and new and/or alternative product offerings;

•         our ability to continue to successfully penetrate our edge-out markets.

PART I

Item 1.             Business

General

North Pittsburgh Systems, Inc. (the Registrant, the Company, we, us or our), organized May 31, 1985, is a holding company and has no operating function. Its predecessor, North Pittsburgh Telephone Company (North Pittsburgh or NPTC), a telephone public utility incorporated in 1906, became a wholly-owned subsidiary of the Registrant on May 31, 1985. Penn Telecom, Inc. (Penn Telecom or PTI) became a wholly-owned subsidiary of the Registrant on January 30, 1988. Prior to this date, Penn Telecom was a wholly-owned subsidiary of North Pittsburgh. Penn Telecom is certificated as a Competitive Access Provider (CAP), a Competitive Local Exchange Carrier (CLEC)

and an Interexchange Carrier (IXC) and has entered into these businesses. Pinnatech, Inc. (Pinnatech), a wholly-owned subsidiary of the Registrant, formed in 1995, principally provides Internet and broadband related services. The Registrant, North Pittsburgh, Penn Telecom and Pinnatech operate under the provisions of the Pennsylvania Business Corporation Law. No significant changes in the mode of conducting business by the Registrant or its subsidiaries have occurred since the beginning of the fiscal year ended December 31, 2002.

North Pittsburgh Telephone Company

North Pittsburgh, our incumbent local exchange carrier (ILEC), was founded in 1906 and operates in an approximate 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. North Pittsburgh provides service to approximately 77,000 business and residential access lines in its territory. Over the past decade, North Pittsburgh’s territory has experienced very robust population growth due to the continued expansion of suburban communities into the southern portions of the North Pittsburgh serving area, with the southernmost point of its territory only 12 miles from the City of Pittsburgh. According to the most recent census, the population in North Pittsburgh’s service territory grew 14.3% from 1990 to 2000.

North Pittsburgh operates a 100% digital switching network, comprised of nine central offices and 93 carrier serving areas (CSAs). The core of the network consists of two main host switches, a Nortel DMS 500 and a Nortel DMS 100. The majority of the CSAs were built over the past seven years, as North Pittsburgh recently completed an extensive network modernization plan. The current CSA architecture, in which nearly all loop lengths are kept to 12,000 feet or less, has allowed North Pittsburgh to be able to provide digital subscriber line (DSL) over 99% of its access lines. In addition, fiber has been deployed extensively throughout the network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links as well as the majority of business parks within the North Pittsburgh serving area. We believe that North Pittsburgh’s network is built for the future, in which the ability to satisfy the growing customer demand for broadband and multi-megabit services will be a key critical success factor.

Penn Telecom

Penn Telecom furnishes telecommunication and broadband services south of North Pittsburgh’s territory to customers in Pittsburgh and its surrounding suburbs as well as north of North Pittsburgh’s territory in the City of Butler and its surrounding areas. Verizon is the ILEC in the Pittsburgh area while Sprint is the ILEC in the City of Butler and its surrounding areas. Penn Telecom’s CLEC operation follows a true “edge-out” strategy, in which it has leveraged North Pittsburgh’s network, human capital skills and reputation in the surrounding markets.

Penn Telecom operates an extensive SONET optical network with over 300 route miles of fiber optic facilities in the metro market. Penn Telecom has physical collocation in 27 Verizon central offices and one Sprint central office and primarily serves its customers using unbundled network element (UNE) loops. Twenty-six of these collocations are connected to Penn Telecom’s SONET using a combination of leased and owned fiber optic facilities. Penn Telecom has also deployed a next-generation switching system to support its rapidly growing Integrated Services Digital Network (ISDN) primary rate interface (PRI) service, achieving significant cost reductions over traditional switching systems. In the Pittsburgh market, a carrier hotel operated by Penn Telecom serves as the hub for the fiber optic network. In addition, Penn Telecom also offers space in the carrier hotel to internet service providers (ISPs), IXCs, other CLECs and other customers who need a carrier-class location to house voice and data equipment as well as gain access to a number of networks, including Penn Telecom’s. In the City of Butler, Penn Telecom has overbuilt a portion of the Sprint distribution plant in the central business district and continues to expand these facilities as it increases its penetration of the Butler area business market.

Penn Telecom’s sales strategy has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and up-scale apartment/townhouse communities (also referred to as multiple dwelling units, or MDUs), offering local and long distance voice services as well as DSL. Due to its extensive facilities based network containing fiber, Penn Telecom is also able to compete against Verizon and other CAPs to offer transport facilities via high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other CLECs.

In addition to the CLEC operations, Penn Telecom also provides long distance services and maintains an enterprise equipment business providing traditional key and private branch exchange (PBX) systems to business customers. Prior to its CLEC operations, the majority of Penn Telecom’s long distance customers resided in North Pittsburgh’s market. However, with the growth of its CLEC customer base and the effective bundling of toll with local dial tone services, Penn Telecom has been able to greatly expand this service offering.

Pinnatech

Pinnatech, an ISP doing business under the Nauticom name, furnishes Internet access and broadband services in Western Pennsylvania. Pinnatech serves the majority of its DSL and other broadband customers over the North Pittsburgh and Penn Telecom networks. In addition, Pinnatech also provides virtual hosting services, web page design and e-commerce enabling technologies to customers.

Principal Services Rendered

The principal categories of service rendered by North Pittsburgh, Penn Telecom and Pinnatech are as follows:

Local Network Services. Both North Pittsburgh and Penn Telecom provide local (dial tone), custom calling features and local private line services to residential and business customers in their respective service territories.

Network Access Services. Both North Pittsburgh and Penn Telecom provide IXCs, cellular mobile radio service (CMRS) providers and other local exchange carriers (LECs) with access to their switched access facilities for the completion of interstate and intrastate long distance toll calls and also extended area service (EAS) calls. In addition, North Pittsburgh and Penn Telecom provide IXCs, CMRS providers, ISPs, other LECs and end user customers access to private line network facilities for use in transporting voice and data services. These private line data services are referred to as special access and utilize a variety of technologies such as Digital Data Services, Frame Relay, Asynchronous Transfer Mode (ATM), SONET, DS-1, DS-3, OC-3 and others.

Long Distance Toll Service. North Pittsburgh provides intrastate, intraLATA long distance toll service to residential and business customers throughout its service area. Penn Telecom provides interstate and intrastate long distance toll service on a resale basis to residential and business customers throughout Western Pennsylvania.

Internet Access Service. North Pittsburgh, Penn Telecom and Pinnatech all provide broadband DSL service to end user customers and ISPs on both a wholesale and retail basis. North Pittsburgh and Penn Telecom utilize their own facilities to provide DSL service. Pinnatech is engaged in the resale of DSL services utilizing facilities purchased on a wholesale basis primarily from North Pittsburgh and Penn Telecom.

Pinnatech provides access to the Internet to end users utilizing dial-up, DSL and other broadband facilities such as Frame Relay and ATM which it purchases on a wholesale basis primarily from North Pittsburgh and Penn Telecom. In addition, Pinnatech provides virtual hosting services, web page design and creation and e-commerce enabling technologies to customers. Internet access service revenues, including revenues recognized by all these operating companies for DSL service, are classified within other operating revenues on the Company’s Consolidated Statement of Earnings.

Directory Advertising, Billing and Other Services. North Pittsburgh receives revenues from the sale of advertising space in telephone directories and from billing and collection activities. Billing and collection services are provided to various IXCs, including Penn Telecom.

Telecommunications Equipment. Penn Telecom sells, rents and services telecommunications equipment to customers generally in the Western Pennsylvania area.

Operating Revenues. The respective amounts of operating revenues contributed by local network services, long distance and access services, telecommunications equipment sales, directory advertising and billing and collection services and other operating revenues during each of the last three fiscal years are set forth in the Financial Statements and Schedules provided in response to Item 8 and are incorporated herein by reference.

Other Services

North Pittsburgh and Alltel Cellular Association of South Carolina, L.P. are Limited Partners, with a partnership interest of 3.6 percent each, and Cellco Partnership, d.b.a. Verizon Wireless, is both a General and a Limited Partner with partnership interests of 40.0 and 52.8 percent, respectively, in the Pittsburgh SMSA Limited Partnership, which provides wireless service in and around the Pittsburgh Standard Metropolitan Statistical Area (SMSA) as authorized by the Federal Communications Commission (FCC).

North Pittsburgh, Centennial Cellular Telephone Company of Lawrence (Centennial) and Venus Cellular Telephone Company, Inc. (Venus) are Limited Partners, each with a partnership interest of 14.29 percent, and Cellco Partnership, d.b.a. Verizon Wireless, is the General Partner with a partnership interest of 57.13 percent, in Pennsylvania RSA 6(I) Limited Partnership, which provides wireless service in a Rural Service Area (RSA) consisting of Clarion and Lawrence Counties and the Northern portions of Armstrong and Butler Counties. Verizon Wireless purchased its 57.13 percent interest from Alltel Communications, Inc. (Alltel) on December 31, 2002. Alltel’s sale of its general partnership interest to Verizon Wireless was litigated, with Venus attempting to exercise a right of first refusal for the purchase of Alltel’s entire interest. Earlier, North Pittsburgh and Centennial had declined to exercise their rights of first refusal. On October 25, 2002, the Court of Common Pleas of Lawrence County, Pennsylvania, ruled that Alltel properly terminated Venus’ right of first refusal and that Alltel and Verizon Wireless were still legally obligated to transfer the partnership interest under the terms of their original purchase agreement. North Pittsburgh did not actively participate in the litigation.

North Pittsburgh and Venus are Limited Partners with partnership interests of 23.67 and 16.67 percent, respectively, and Cellco Partnership, d.b.a. Verizon Wireless, is the General Partner with a partnership interest of 59.66 percent, in Pennsylvania RSA 6(II) Limited Partnership, which provides wireless service in an RSA consisting of the Southern portions of Armstrong and Butler Counties. In September of 2000, Centennial, a former Limited Partner, sold its 14.29 percent partnership interest in a proportionate manner to North Pittsburgh, Venus and Cellco Partnership. North Pittsburgh paid $1,003,000 for the additional 3.38 percent partnership interest it thus acquired, which increased North Pittsburgh’s overall partnership interest from 20.29 percent to 23.67 percent.

Boulevard Communications, L.L.P. (Boulevard) is a Pennsylvania Limited Liability Partnership CAP equally owned by the Company and a company in the Armstrong Holdings, Inc. group of companies (Armstrong Group). It provides point-to-point data services to businesses in Western Pennsylvania including access to ISPs, connections to IXCs and high-speed data transmission.

Competitive Environment

Since the passage of the Telecommunications Act of 1996 (the 1996 Act), the telecommunications industry has undergone significant change. The goal of the 1996 Act was to encourage the rapid development of new telecommunications technologies and to promote new competition in the hope that customers would benefit from lower prices, higher quality services and greater choices of services and providers.

North Pittsburgh

More specifically, the 1996 Act includes requirements that ILECs negotiate rates, terms and conditions with carriers regarding interconnection, the provisioning of UNEs, compensation terms for local calls, the resale of telecommunication services and the physical collocation of competitor’s equipment in the ILEC’s facilities. As described in greater detail in the Regulatory Matters section of Item 7, North Pittsburgh’s designation as a Rural carrier under the 1996 Act had initially exempted it from many of the above mentioned provisions, and North Pittsburgh was granted a temporary suspension of certain interconnection requirements with non-facilities based carriers. However, the exemption and suspension are subject to the jurisdiction of the Pennsylvania Public Utility Commission (PA PUC), and the PA PUC denied North Pittsburgh’s request for a further extension of its suspension on January 15, 2003. Although the denial for a further extension of North Pittsburgh's suspension is currently under legal challenge and North Pittsburgh's rural exemption has yet to be lifted, there is a reasonable risk that some of the barriers to competitor’s entry into North Pittsburgh’s territory will be either limited or removed in the future.

North Pittsburgh’s local wireline operations have already been experiencing increased competition over the past several years from various sources, including, but not limited to, larger end users installing their own networks, IXCs, satellite transmission services, wireless communication providers, cable companies, radio-based personal communications companies, CAPs, ISPs and other systems capable of completely or partially bypassing local telephone facilities.

North Pittsburgh is currently addressing potential competition by focusing on customer satisfaction, reducing costs, increasing efficiency, restructuring rates and examining new and bundled product offerings.

Penn Telecom

At the same time, the 1996 Act has enabled us to expand outside of the North Pittsburgh franchised territory through our Penn Telecom CLEC operations. With North Pittsburgh’s territory being adjacent to the greater Pittsburgh metropolitan area, we have been able to selectively enter attractive markets through a CLEC edge-out strategy. As of December 31, 2002, Penn Telecom served 17,137 dial tone access lines and 14,713 access line equivalents1, for a grand total of 31,850 equivalent access lines2 served.

______________

       1    Access line equivalents represent a conversion of data circuits to an access line basis and is presented for comparability purposes. Equivalents are calculated by converting data circuits (basic rate interface (BRI), PRI, DSL, DS-1 and DS-3) and SONET-based (optical) services (OC-3) to the equivalent of an access line. While the revenues generated by access line equivalents have a directional relationship with these counts, growth rates cannot be compared on an equivalent basis.

       2    Equivalent access lines include dial tone access lines and access line equivalents.

The telecommunications market within Pittsburgh and its surrounding areas is very competitive, with Penn Telecom competing against not only the area ILEC (Verizon) but also many of the larger national and regional CLECs. The market north of North Pittsburgh’s territory in the City of Butler and its surrounding areas is currently relatively less competitive, as Penn Telecom’s only main competitor is the ILEC (Sprint). This region, due to the higher Sprint UNE charges and lack of proximity to the physical points of presence of many CLECs, is currently more isolated from competition. Penn Telecom has been able to effectively compete in this region by leveraging North Pittsburgh’s reputation and network to reduce the overall cost of providing service, thereby attracting several of the largest business and municipal facilities. Due to its success in the area, Penn Telecom is in the process of overbuilding a portion of the Sprint distribution plant, which will further increase Penn Telecom’s competitive advantage as well as decrease the long-term cost of providing service.

Other Products/Services

The toll market is very competitive, as all the major IXCs are present in the North Pittsburgh territory and markets served by Penn Telecom. Wireless carriers also pose a competitive threat to our toll services, especially for those customers who are heavy users and have the flexibility to adapt their calling patterns to take advantage of the bundled packages offered by many of the wireless carriers. In addition, those cable companies that offer cable service in North Pittsburgh’s service area are updating their facilities, with some cable companies outside of North Pittsburgh’s territory already providing local dial tone and toll services. North Pittsburgh has developed over the last few years, and continues to modify, toll calling plans to best meet the competitive market. In addition, we have been able to expand our customer base through Penn Telecom’s overall growth and success in bundling toll with local dial tone. As of December 31, 2002, 84% of Penn Telecom’s CLEC customers subscribed to one of its toll packages.

The market for Internet and broadband services is also highly competitive. Our DSL product experiences competition from cable modem services, other ILECs and CLECs (for the provisioning of DSL outside of North Pittsburgh’s territory) and, to a lesser extent, wireless and satellite broadband products. Pinnatech, our ISP, also faces competition in the dial-up market from most of the national and regional competitors. Many of our broadband and dial-up competitors have significantly greater market presence, advertising budgets and brand recognition. We compete based on our knowledge of the local area, the quality of our product and the quality of service that we provide, especially our responsiveness to the needs of small to medium sized businesses.

We also derive a small percentage of our revenues from directory advertising, telecommunications equipment sales, virtual hosting, web page design, e-commerce enabling technologies and several other services, all of which are competitive in nature.

Employees

At December 31, 2002, the Company, through all of its subsidiaries, employed 391 persons.

Other Matters

The majority of the services we provide are repetitive and recurring in nature and, as a result, backlog orders and seasonality are not significant factors. In addition, there are no specific special practices relating to working capital.

No material part of our overall business is dependent upon a single or few end user customers, the loss of any one or more of whom would have a materially adverse effect on our business. North Pittsburgh and Penn Telecom do provide access services to major IXCs, with revenues received from several carriers individually exceeding five percent of consolidated revenues. Although we are subject to short term revenue risks, such as in the event of bankruptcy of our carrier customers in which pre-

petition receivables (which may represent several months of revenue) are subject to unsecured creditor recovery (if any), these carriers do not present potential long term revenue risk as access traffic for any potentially insolvent carrier will most likely migrate to the remaining solvent carriers.

We have not encountered, nor do we anticipate, any difficulty in obtaining a ready supply of telecommunications equipment from manufacturer suppliers. Although certain individual suppliers may each supply more than 10 percent of our equipment requirements, we are not primarily dependent upon any one supplier and alternative suppliers of telecommunications equipment are readily available.

North Pittsburgh holds valid, continuing and subsisting rights, certificates, franchises, licenses and renewable permits adequate for the conduct of its business in the territory it serves, none of which contains any burdensome restrictions. North Pittsburgh also has FCC licenses to operate a private operational telephone maintenance radio service station (call sign WIK 838) expiring on March 20, 2011 and a non-commercial private license for its own maintenance radio service and other purposes (call sign WPCD 845) expiring on April 29, 2003. North Pittsburgh has not encountered in the past, nor does it anticipate in the future, any difficulty in maintaining or renewing these licenses.

Available Information

We maintain a website with the address www.northpittsburgh.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Item 2.             Properties

The Registrant owns in fee an office building, which houses a portion of the operations of Penn Telecom. Penn Telecom also owns an office/warehouse building.

The materially important physical properties of North Pittsburgh, all owned in fee (except some rights-of-way) and most of which are held subject to certain mortgage and security agreements executed in connection with loans through the Rural Utilities Service (RUS), consist generally of any and all property required to operate a modern telecommunications network and include principally land, buildings, central office equipment, long distance switching facilities, transmission facilities, pole lines, aerial cable, underground cable, aerial wire, buried cable, buried wire, distribution wire, underground conduit, furniture, office and computer equipment, garage facilities, vehicles and work equipment. Such facilities are fully utilized except that improvement and expansion of those facilities are, to the extent possible, made in anticipation of the demand for service. All of the foregoing properties are located within Allegheny, Armstrong, Butler and Westmoreland Counties in Western Pennsylvania.

Item 3.             Legal Proceedings

As of the date hereof, except for regulatory matters before the PA PUC and FCC, including matters which could result in the expansion of competition, there were no material pending legal or governmental proceedings directly involving the Company or its subsidiaries, other than ordinary routine litigation or ordinary routine utility matters incidental to the business and matters as to which we are insured.

Item 4.             Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

ADDITIONAL ITEM FOR PART I – EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Registrant’s Executive Officers and Chairman of the Board of Directors is provided below. In addition to the positions and business experience related to the Registrant, additional information related to North Pittsburgh Telephone Company, the Registrant’s predecessor and principal subsidiary, is also presented.

Executive Officers of the Registrant:

Name and Business Experience	Age	Positions and Offices with Registrant (1), (2) & (3)

Charles E. Thomas, Jr. Registrant and North Pittsburgh Telephone Company: Chairman of the Board of Directors since 1998; Director since 1993; Partner in the law firm of Thomas, Thomas, Armstrong & Niesen, Harrisburg, PA, which has been retained as general counsel to the Registrant since the formation of this firm in 1991; Partner in the law firm of Thomas & Thomas from 1977 to 1990.	60	Chairman, Board of Directors

Harry R. Brown Registrant: Director since 1989; President since 1998; formally designated Chief Executive Officer on October 23, 2002; Vice President from 1992 to 1998. North Pittsburgh Telephone Company: Director since 1989; President and General Manager since 1998; Vice President – Operations from 1987 to 1998; Assistant Vice President – Operations from 1986 to 1987; Network Engineering Manager from 1984 to 1986; Equipment Supervisor from 1975 to 1984.	66	Director, President and Chief Executive Officer

Allen P. Kimble Registrant: Director since 1998; Vice President since 1989; Treasurer since incorporation in 1985; formally designated Chief Financial and Accounting Officer on October 23, 2002; Secretary from 1993 to 1998. North Pittsburgh Telephone Company: Director since 1998; Vice President since 1989; Treasurer since 1979; Secretary from 1993 to 1998; Assistant Vice President from 1987 to 1989; Assistant Secretary from 1977 to 1993.	56	Director, Vice President, Treasurer and Chief Financial and Accounting Officer

Name and Business Experience	Age	Positions and Offices with Registrant (1), (2) & (3)
N. William Barthlow Registrant: Vice President since 1994; Secretary since 1998; Assistant Secretary from 1993 to 1998; Assistant Vice President from 1990 to 1994. North Pittsburgh Telephone Company: Vice President – Marketing and Service since 1999; Vice President – Marketing and Revenues from 1994 to 1999; Secretary since 1998; Assistant Secretary from 1993 to 1998; Assistant Vice President – Revenue Requirements from 1989 to 1994; Revenue Requirements Manager from 1987 to 1989.	48	Vice President and Secretary

Kevin J. Albaugh Registrant: Vice President since 1999. North Pittsburgh Telephone Company: Vice President – Regulatory Affairs since 1999; Manager and Assistant Vice President – Revenues from 1997 to 1998; Revenue Requirements Supervisor from 1993 to 1997.	51	Vice President

Frank A. Macefe Registrant: Vice President since 1999. North Pittsburgh Telephone Company: Vice President – Sales since 1999; Assistant Vice President – Marketing from 1989 to 1998; Marketing Manager from 1979 to 1989; Marketing Supervisor from 1978 to 1979.	54	Vice President

Albert W. Weigand Registrant: Vice President since 1999. North Pittsburgh Telephone Company: Vice President – Operations since 1999; Assistant Vice President – Operations from 1997 to 1998; Sr. Planning Engineer from 1995 to 1997; Planning Engineer from 1986 to 1995; Customer Equipment Supervisor from 1984 to 1986; Customer Equipment Engineer from 1979 to 1984.	44	Vice President

(1)       Directors. Messrs. Thomas, Brown and Kimble were elected as Directors at the 2002 Annual Meeting of Shareholders held May 17, 2002 to serve until the 2003 Annual Meeting of Shareholders. Messrs. Thomas, Brown and Kimble will be nominees for reelection as Directors at the Annual Meeting of Shareholders to be held May 16, 2003.

(2)       Officers. All of the foregoing officers were elected to their respective offices at a Board of Directors’ Organizational Meeting which followed the May 17, 2002 Annual Meeting of Shareholders. Executive employment agreements with Messrs. Brown, Kimble, Barthlow, Albaugh, Macefe and Weigand set forth the terms and conditions of their employment.

(3)       Arrangements. There are no arrangements or understandings between any of the above executive officers and any other person pursuant to which they were elected as an officer.

PART II

Item 5.             Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is registered with the Securities and Exchange Commission pursuant to Section 12(g) of the Securities Exchange Act of 1934 and, effective January 10, 1997, the Company’s Common Stock commenced trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the Symbol ‘NPSI’. Prior thereto, the stock was not listed on any Stock Exchange and was considered as being traded on the OTC (Over-the-Counter) market. The Nasdaq high and low sales prices for the Company’s Common Stock for each quarter of 2002 and 2001 are listed below:

	2002 High	2002 Low	2001 High	2001 Low

First Quarter	$18.980	$13.990	$12.313	$9.625
Second Quarter	18.200	12.380	15.990	10.250
Third Quarter	16.610	11.910	15.000	11.430
Fourth Quarter	14.650	11.830	18.970	12.890

Calculated on the basis of the number of shareholder accounts, the Company had approximately 2,604 common shareholders on March 10, 2003.

Cash dividends declared per share by the Company on the outstanding shares of Common Stock in 2002 and 2001 were as follows:

	2002	2001

First Quarter	$.17	$.17
Second Quarter	.17	.17
Third Quarter	.17	.17
Fourth Quarter	.17	.17

	$.68	$.68

Item 6.             Selected Financial Data (Amounts in Thousands Except Per Share Data)

The following summary of Selected Financial Data for the years 2002 – 1998 should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report.

	2002	2001	2000	1999	1998

Operating revenues	$93,656	$89,306	$81,818	$75,400	$72,425
Operating expenses	70,909	69,261	69,108	55,915	50,427

Net operating income	22,747	20,045	12,710	19,485	21,998
Interest expense	(3,990)	(3,733)	(3,140)	(2,263)	(1,884)
Interest income	530	1,118	1,367	976	1,308
Sundry income, net	1,350	406	2,960	3,320	2,360

Earnings before income taxes	20,637	17,836	13,897	21,518	23,782
Income tax expense	8,519	7,474	6,008	8,833	9,264

Net earnings	$12,118	$10,362	$7,889	$12,685	$14,518

Average common shares outstanding	15,005	15,005	15,005	15,005	15,005

Basic and diluted earnings per share	$.81	$.69	$.53	$.85	$.97

Dividends declared per share of Common Stock	$.68	$.68	$.67	$.64	$.65

Total assets	$150,403	$168,889	$160,954	$147,792	$135,315

Long-term debt	$27,767	$47,202	$45,377	$38,940	$32,196

Long-term obligations under capital lease	$6,611	$7,607	$7,137	$—	$—

Certain prior year amounts have been reclassified to conform with the current year’s presentation. In the current year, we have reclassed certain intraLATA settlement amounts due to other telecommunication providers from a contra revenue to operating expenses. The reclassifications increased both operating revenues and operating expenses by $2,343, $2,862, $3,967, $5,078 and $6,050 for the years 2002, 2001, 2000, 1999 and 1998, respectively. The reclassification had no effect on net operating income.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands Except Per Share Data and Operating Statistics)

The statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Thus, results actually achieved may differ materially from expected results included in these statements.

The following discussion should be read in conjunction with our consolidated financial statements, and the notes thereto, included in this annual report.

Results of Operations: 2002 vs. 2001

Net earnings for 2002 were $12,118, or $.81 per share, compared to net earnings of $10,362, or $.69 per share, for 2001. These fluctuations were attributable to the following factors:

Operating Revenues

Total operating revenues increased $4,350, or 4.9%, during 2002. This increase was primarily the result of increases in local network services revenues of $3,108 (15.4%), long distance and access services revenues of $1,089 (1.9%) and other operating revenues of $1,014 (14.8%), offset partially by a decrease in directory advertising, billing and other services revenues of $851 (36.6%) and a minimal decrease in telecommunication equipment sales of $10 (0.4%).

Increases in local network services revenues of $3,108, or 15.4%, were attributable to several factors, one of which was North Pittsburgh’s Chapter 30 filing with the PA PUC, which became effective in December of 2001. As a result of this revenue neutral filing, North Pittsburgh increased local rates, with the corresponding offset occurring through a decrease in intrastate access rates. The revenue shift from long distance and access services revenues to local network services revenues was approximately $1,600 for 2002. Penn Telecom’s local dial tone and vertical features revenues also increased by $1,290 due to continued successful penetration south of North Pittsburgh’s territory in the City of Pittsburgh and surrounding areas as well as north of North Pittsburgh’s territory in the City of Butler and its surrounding areas. Penn Telecom’s access lines installed increased from 8,912 as of December 31, 2001 to 17,137 as of December 31, 2002. In addition, revenues at Penn Telecom for PRI circuits grew approximately $350 as circuits increased from 137 as of December 31, 2001 to 301 as of December 31, 2002.

The increase in long distance and access services revenues of $1,089, or 1.9%, was attributable to an increase in high capacity circuits sold (special access revenues), offset partially by a decrease in access revenues and a decrease in toll revenues. Special access revenues increased $715 at North Pittsburgh and $1,112 at Penn Telecom, mostly as a result of large increases in the number of DS-1 and DS-3 circuits sold. At Penn Telecom, the number of DS-1s, DS-3s and OC-3s installed have increased from 203, 18 and 2, respectively, as of December 31, 2001, to 447, 22 and 3, respectively, as of December 31, 2002. Access revenues decreased approximately $650, mostly as a result of the North Pittsburgh Chapter 30 filing which, as previously described, shifted approximately $1,600 from intrastate access revenues to local network services revenues. In addition, at North Pittsburgh, intrastate access minutes of use (MOUs) have been declining, mostly as a result of wireless substitution. These decreases at North Pittsburgh were partially offset by the growth in access revenues at Penn Telecom as the number of Penn Telecom lines in service nearly doubled. Overall toll revenues decreased $116 due to a decrease in intraLATA toll revenues at North Pittsburgh, partially offset by a growth in both intraLATA and interLATA toll revenues at Penn Telecom. The decrease in intraLATA toll revenues at North Pittsburgh was mostly a result of a decrease in market share and loss of MOUs to such competition as wireless and alternative communication technologies such as e-mail. In addition, the average billed rate for existing customers declined due to increased subscriptions to lower cost calling plans, which were developed over the past several years to meet the competitive environment. This decrease at North Pittsburgh was partially offset by an increase in both intraLATA and interLATA toll revenues at Penn Telecom due to the successful bundling of toll with local calling packages. As of December 31, 2002, 84% of Penn Telecom’s CLEC customers subscribed to one of its toll packages.

The increase in other operating revenues of $1,014, or 14.8%, was primarily due to the growth in DSL revenues of approximately $1,625 as combined DSL lines (both wholesale and retail) increased from 4,800 as of December 31, 2001 to 7,490 as of December 31, 2002. This increase was partially offset by higher write-offs associated with carrier bankruptcies, most notably WorldCom and Global Crossings.

The decrease in directory advertising, billing and other services revenues of $851, or 36.6%, was mostly due to a decrease of $766 in directory advertising revenue and a decrease of $136 in carrier billing and collection revenues. Directory advertising revenues decreased from $1,817 in 2001 to $1,051 in 2002. North Pittsburgh’s five-year agreement with its former directory partner expired with the 2001 directory. As the terms proposed by the former directory partner for the next contract greatly decreased North Pittsburgh’s share of the income generated by the directory, North Pittsburgh negotiated a five-year contract with a new partner, at terms more advantageous to North Pittsburgh. However, as the former partner continued to publish its directory, the competitive environment increased, resulting in lower revenues generated by North Pittsburgh’s 2002 directory. We believe that 2003 directory advertising revenues will also decrease, but at a much reduced rate of between $100 to $200, with revenue levels moderating thereafter. With respect to carrier billing and collection revenues, North Pittsburgh has contracts with several IXCs and other telecommunications companies under which it earns fees for performing billing and collection services on behalf of these companies. North Pittsburgh has seen the volume of services and calls billed on behalf of these companies steadily decrease over the past several years. This decrease is a result of more companies bringing these functions in-house as well as a decrease in overall message volume for those carriers remaining with North Pittsburgh, due to such factors as wireless substitution. Although we would expect carrier billing and collection revenues to continue to decrease in future years, the impact would not be material as the annual revenue recognized from such services for 2002 was only $403, or 0.4%, of overall revenue.

Operating Expenses and Net Operating Income

Total operating expenses increased $1,648, or 2.4%, during 2002. The change was primarily the result of increases in network and other operating expenses of $599 (1.3%), state and local taxes of $479 (17.0%), depreciation and amortization expenses of $528 (3.0%) and telecommunications equipment expenses of $42 (2.4%).

The increase in network and other operating expenses of $599, or 1.3%, was due to an increase in operational expenses at Penn Telecom of $1,383 from 2001. The increase was mostly due to the underlying growth in Penn Telecom’s CLEC variable costs associated with the overall growth in access line equivalents and revenue. UNE costs in 2002 for non-facilities based access lines, broadband circuit costs and DSL costs increased approximately $1,050 from 2001 to support the overall growth in the network, access lines, high capacity circuits and DSL lines in service. As a result of the more rapid growth in lines than in the prior year as well as increases in the overall size of the network, installation and repair expenses increased $217. In addition, personnel and sales expenses grew approximately $838 in order to support the revenue and organizational growth. These increases were partially offset by an approximate $500 charge incurred in 2001 due to the expensing of operational support system evaluation charges in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. In addition, office and renovation expense decreased $134, as 2001 included a major renovation to a Penn Telecom facility, and 2002 had a $104 increase in performance assurance payments received from Verizon, which are recorded as a reduction in operating expenses.

At North Pittsburgh, network and other operating expenses for 2002 decreased $331 from 2001 due to several factors, one of which was a $519 decrease in intraLATA toll terminating access charge expense. A decline in MOUs generated by North Pittsburgh toll customers and a decrease in terminating access rates charged by ILECs within the LATA produced the decrease. In addition, with the completion during 2001 of the five-year modernization of North Pittsburgh’s network, maintenance expense has decreased from prior year levels as legacy equipment has been upgraded or replaced. These costs savings were partially offset by an increase in pension expense, healthcare expense and corporate insurance premiums. Also, the prior year period included a charge of approximately $730 to reduce inventory to the lower of cost or market.

At Pinnatech, network and other operating expenses for 2002 decreased $485 from 2001. The decrease was partially a result of approximately $250 in Nauticom Sports Network (NSN) charges incurred by Pinnatech in 2001. Although the NSN was closed in December of 2000, several contracts were settled for higher amounts than originally accrued for in the restructuring reserve and other miscellaneous charges were incurred during 2001. In addition, Pinnatech had a lower employee base during 2002, which resulted in a reduction of $72 in salary and related benefits expense. The downsizing also reduced 2002 office and leasing expense by $165.

The increase in state and local taxes of $479, or 17.0%, was mostly attributable to a $478 increase in public utility realty tax assessment (PURTA) expense in 2002 at North Pittsburgh as 2001 included a favorable settlement of previous years’ overpayments.

The increase in depreciation and amortization expenses of $528, or 3.0%, was the result of the increase in the depreciable asset base (gross property, plant and equipment) of 3.9% over 2001.

Overall, the increase in total operating revenues of $4,350, coupled with the increase in total operating expenses of $1,648, resulted in a 13.5% increase in net operating income in 2002 as compared to 2001.

Other Items

Interest expense increased from the prior year by $257 due to the accelerated amortization of $510 of debt issuance costs related to the prepayment of Rural Telephone Bank (RTB) notes in December of 2002. Interest income decreased $588 in 2002 primarily due to the liquidation of available for sale debt securities in April of 2001 and the general decrease in short-term money market rates for temporary investments. The $944 change in Sundry Income, Net was primarily due to a $1,466 increase in equity income from our investments in three wireless partnerships. The growth in equity income was partially offset by an increase in costs expended by the Company in exploring strategic alternatives and business arrangements. Associated costs totaled $1,220 during 2002 as compared to $784 incurred in 2001. In addition, we recorded in 2002 an investment loss of $140 associated with the other-than-temporary decline in value of several equity securities.

Results of Operations: 2001 vs. 2000

Operating Revenues

Total operating revenues increased $7,488 (9.2%) during 2001. This increase was primarily the result of increases in local network services of $4,710 (30.5%), long distance and access services of

$1,148 (2.0%), telecommunications equipment sales of $338 (15.9%) and other operating revenues of $1,694 (32.9%), offset partially by a decrease in directory advertising, billing and other services of $402 (14.7%).

Increases in local network service revenues of $4,710, or 30.5%, were attributable to several factors, one of which was a rate band reclass at North Pittsburgh which received PA PUC approval and became effective in December of 2000. As the density of customers in North Pittsburgh’s serving area and immediate surrounding territories covered by extended area service agreements increased during the late 1990’s and 2000, several of the exchanges in North Pittsburgh’s territory grew into the next rate band and qualified for an increase in local rates, which contributed approximately $1,350 of the $2,219 increase in North Pittsburgh’s basic area revenues. The remainder of the increase was due to a higher average number of lines in service than the prior year as well as North Pittsburgh’s revenue neutral Chapter 30 filing, which became effective in December of 2001 and added approximately $150, with a corresponding decrease in intrastate access rates. In addition, vertical feature revenues at North Pittsburgh increased $313 in 2001. Also, Penn Telecom’s basic area and vertical features revenues increased $1,637 due to growth in its CLEC edge-out markets. Penn Telecom’s access lines installed increased from 3,915 as of December 31, 2000, to 8,912 as of December 31, 2001. In addition, Penn Telecom’s PRI revenues increased as circuits grew from approximately 30 circuits to 137 circuits over the same period.

The increase in long distance and access service revenues of $1,148, or 2.0%, was attributable to an increase in high capacity circuits sold (special access revenues), offset partially by a decrease in access revenues and a decrease in toll revenues. Special access revenues increased $1,372 at North Pittsburgh and $1,118 at Penn Telecom, mostly as a result of large increases in the number of DS-1 and DS-3 circuits sold. Access revenues decreased approximately $340, mostly as a result of a decrease in North Pittsburgh’s intraLATA access revenues. This decrease was partially offset by an increase in access revenues at Penn Telecom due to the large year over year growth in access lines. Toll revenues decreased $966 due to a decrease in intraLATA toll revenues at North Pittsburgh, partially offset by a growth in both intraLATA and interLATA toll revenues at Penn Telecom. The decrease in intraLATA toll revenues at North Pittsburgh was mostly a result of a decrease in market share and loss of MOUs to such competition as wireless and alternative communication technologies such as e-mail. In addition, there was a decrease in the average billed rate due to the development of additional calling plans to meet the competitive environment. This decrease was partially offset by an increase in both intraLATA and interLATA toll revenues at Penn Telecom due to the successful bundling of toll with local calling packages. As of December 31, 2001, 75% of Penn Telecom’s CLEC customers subscribed to one of its toll packages.

Telecommunications equipment sales increased $338, or 15.9%, due to an increase in PBX and additional equipment sales. The majority of the increase was due to partially depressed sales for the year ended December 31, 2000, as a result of accelerated purchases in 1998 and 1999 to address potential Year 2000 concerns.

The increase in other operating revenues of $1,694, or 32.9%, was primarily due to the growth in DSL revenues of $1,435 as combined DSL lines (both wholesale and retail) increased from 2,360 as of December 31, 2000, to 4,800 as of December 31, 2001. In addition, net uncollectible revenue charges decreased due to improved cash collection from both retail customers as well as carriers.

The decrease in directory advertising, billing and other services of $402, or 14.7%, was mostly due to a decrease of $350 in carrier billing and collection revenues.

Operating Expenses and Net Revenues

Total operating expenses for 2001 increased $153 (0.2%) over the preceding year. The change was primarily the result of increases in depreciation and amortization expenses of $581 (3.5%) and telecommunications equipment expenses of $173 (11.1%), offset partially by decreases in network and other operating expenses of $226 (0.5%) and state and local taxes of $375 (11.8%).

The growth in depreciation and amortization expenses of $581, or 3.5%, was the direct result of the growth in fixed assets to serve current and future customer needs.

The increase in telecommunications equipment expenses of $173, or 11.1%, was a direct result of the increase in telecommunications equipment sales of 15.9%.

The decrease in network and other operating expenses of $226, or 0.5%, was due to decreases in expenses at North Pittsburgh and Pinnatech, partially offset by increases in expenses at Penn Telecom. At North Pittsburgh, network and other operating expenses for 2001 decreased by approximately $2,700 from 2000 due to several factors, one of which was a cost reduction program instituted in the first quarter of 2001. The cost reduction program involved not only the elimination of direct external expenses such as a large reduction in the use of outside contractors, but also involved improving operating procedures. Internal processes and procedures were re-engineered to maximize both labor and material usage as well as inventory levels. In addition, with the completion of the five-year modernization of North Pittsburgh’s network during 2001, maintenance expense decreased from prior year levels as legacy equipment was upgraded or replaced. Another factor contributing to the decrease was a $1,105 reduction in intraLATA toll terminating access charge expense. A decline in MOUs generated by North Pittsburgh toll customers as well as a decrease in terminating access rates charged by ILECs within the LATA produced the decrease.

At Pinnatech, network and other operating expenses for 2001 decreased approximately $2,100 from prior year levels. The decrease was a result of the cessation of costs related to the operating activities and eventual shut down of the NSN in December of 2000.

The decreases in network and other operating expenses at North Pittsburgh and Pinnatech were mostly offset by increases in expenses at Penn Telecom. CLEC variable costs, such as the leasing of UNEs for non-facilities based access lines, increased with the overall growth in access lines and revenue. Collocation costs increased as Penn Telecom expanded into additional incumbent central offices during 2001. Personnel and operating costs also increased in order to support the revenue growth and overall growth of the network. In addition, Penn Telecom incurred an approximate $500 charge associated with the expensing of operational support system evaluation charges in 2001.

The decrease in state and local taxes of $375, or 11.8%, was mostly attributable to a reduction in PURTA expense in 2001 from settlement of previous years’ overpayments as well as a decrease in Pennsylvania capital stock tax due to a 17% reduction in millage rates from the prior year.

Overall, the increase in total operating revenues of $7,488, coupled with the increase in total operating expenses of $153, resulted in a 57.7% increase in net operating revenues in 2001 as compared to 2000.

Other Items

Interest expense increased in 2001 by $593 due to increased debt borrowings. Interest income decreased $249 in 2001 primarily due to the liquidation of available for sale debt securities and the general decrease in short term money market rates for temporary investments during 2001. The $2,554 change in Sundry Income, Net was primarily due to a $1,996 decrease in realized gains on the sale of securities as the majority of our available for sale equity portfolio was liquidated in the prior year, a $70 decrease in dividend income from not holding those equity securities in 2001, $213 in non-operating expenses associated with tax adjustments to wireless parternships’ prior years’ returns and $784 in costs expended by the Company in exploring strategic alternatives and business arrangements. These factors were partially offset by a $567 increase in equity income from our investments in three wireless partnerships.

Liquidity and Capital Resources

	December 31, 2002	December 31, 2001

Cash and temporary investments	$22,244	$35,299
Working capital	$21,737	$32,937
Long-term debt (including current maturities)	$30,852	$51,327

Cash and temporary investments were $22,244 at December 31, 2002 as compared to $35,299 at December 31, 2001. The decrease was a result of the retirement of the notes payable to the RTB after the expiration of the notes’ prepayment penalty periods. We made $1,040 in scheduled principal payments and $16,349 in accelerated payments during 2002 for the RTB notes. Excluding the $16,349 in accelerated debt payments made in December of 2002, we had an underlying $3,294 increase in cash during 2002. This increase was the result of $28,355 in cash generated from operating activities for 2002 exceeding all investing and financing activities. We internally funded 100% of the $10,804 in property and equipment additions and expended $15,255 for financing activities (excluding the debt prepayment described above), including cash dividends and the scheduled repayments of debt and capital lease obligations, during 2002.

Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, dividend payment dates and other predictable cash needs. We expect to continue the investment of such excess funds throughout 2003, which should enable us to satisfactorily meet all short-term obligations.

Working capital levels at December 31, 2002 decreased $11,200 from December 31, 2001, mostly due to the decrease in cash as a result of our prepayment of the RTB notes.

The decrease in long-term debt was a result of the scheduled repayment of $4,126 of principal and accelerated prepayment of $16,349 of principal in 2002. As mentioned above, we funded 100% of our 2002 expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the RUS in the maximum principal amount of $75,000. The total amount outstanding at December 31, 2002 to the FFB under this loan was $30,852, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of December 31, 2002 was $34,764. North Pittsburgh can make draws against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of December 31, 2002, North Pittsburgh had approximately $5,368 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $111,000, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels, and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholder or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, $7,550 of North Pittsburgh’s retained earnings were available for dividends to the Registrant as of December 31, 2002. Taking into consideration the North Pittsburgh restrictions, consolidated retained earnings of approximately $33,957 were available for dividends and other distributions to our shareholders as of December 31, 2002.

North Pittsburgh also has available through June of 2004 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1½%. No borrowings have taken place against the line of credit.

A summary of our contractual obligations and commitments as of December 31, 2002 is as follows:

	Debt Principal	Capital Lease*

2003	$ 3,085	$ 1,592
2004	3,085	1,592
2005	3,085	1,450
2006	3,085	1,272
2007	3,085	1,254
Thereafter	15,427	3,108

      *    Represents total minimum lease commitments (interest and executory costs are included).

Consolidated capital expenditure commitments for the purchase and installation of new equipment at December 31, 2002 amounted to approximately $824, with such amount being part of the 2003 construction program, which is projected to be in the range of $11,500 to $12,500.

We expect cash flows provided by operating activities and cash reserves over the next twelve months to be sufficient to service long-term debt and capital lease obligations, to pay dividends and to finance all non-RUS qualified projects. We expect to continue to have the necessary cash flows from operations and cash reserves to internally finance 100% of our projected capital expenditures. However, due to the low cost financing available through the RUS for qualified North Pittsburgh capital expenditures, we may request advancements from the RUS facility in the future.

Critical Accounting Policies

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or complex judgments. These policies are as follows:

Revenue Recognition

Revenues are recognized when local network, long distance, and access services are provided. Local service and intrastate long distance and access service revenues are subject to the jurisdiction of the PA PUC. North Pittsburgh participates in interstate pooling arrangements with other telephone companies. Such pools are funded by access service charges regulated by the FCC. Revenue earned through pooling is initially recorded based on estimates. North Pittsburgh has settled substantially all access service arrangements through 2000. Revenues from equipment sales are recorded after equipment has been installed and accepted by the customer.

Impairment of Long-Lived Assets

Based upon the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment (if any) is made based on estimates of future undiscounted cash flows. We adopted SFAS No. 144 effective January 1, 2002. Prior to this standard, we reviewed our long-lived assets according to the provisions of SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. We have determined, based on our reviews under the aforementioned standards in the year(s) in which they were effective, that there had been no impairment to the carrying value of such assets in 2002, 2001 or 2000.

Valuation of Accounts Receivable

We review accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our accounts receivable aging schedules, history of write-offs, relationships with our customers and the overall credit worthiness of our customers.

Income Taxes

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Pension and Other Postretirement Benefits

We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87 and SFAS No. 106. The key assumptions used in making these calculations are disclosed in Note 6 to our consolidated financial statements. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plan, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

The judgments used in applying the above policies are based on our evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates.

WorldCom Bankruptcy

On July 21, 2002, WorldCom petitioned the U.S. Bankruptcy Court for the Southern District of New York for bankruptcy protection under Chapter 11 of the US Bankruptcy Code. The pre-petition amounts which were due to us from WorldCom can be broken down into three sub-classes as follows: $66 outstanding in total to Penn Telecom; $505 in intrastate revenues outstanding to North Pittsburgh; and $658 in interstate revenues outstanding to North Pittsburgh.

In the interstate jurisdiction, North Pittsburgh participates in a revenue pooling process administered by the National Exchange Carrier Association (NECA). Uncollectible pre-petition interstate amounts, which totaled $658 for North Pittsburgh, were submitted to NECA for reimbursement via the pooling mechanism. North Pittsburgh was able to recover the majority of the receivables submitted from the pool. However, as noted in our discussion in our Quarterly Report on Form 10-Q for the period ended September 30, 2002 (the 10-Q), there exists the possibility that North Pittsburgh may not be able to retain 100% of the uncollectibles submitted and recovered. As also described in the 10-Q, due to the NECA pooling mechanisms, there exists a remote possibility that North Pittsburgh may ultimately be liable to reimburse the NECA pool in the future for an amount greater than its own receivables submitted and recovered from the pool.

The remaining amounts not subject to the interstate pooling recovery mechanisms (Penn Telecom’s receivables of $66 and North Pittsburgh’s intrastate receivables of $505) were charged as a reduction in revenues in 2002.

As of the date of this filing, we do not believe that North Pittsburgh’s exposure to the NECA pooling process will have a material effect on our results of operations for 2003. As pool earnings for 2002 exceeded the authorized rate of 11.25%, North Pittsburgh had recorded as of December 31, 2002 an accrual of $924 for the potential liability associated with the 2002 overearnings. Any future material claims by other NECA members against the NECA pool for WorldCom write-offs, which would lower

North Pittsburgh’s overall settlement for the period submitted, would also lower the earnings of the pool. As such, North Pittsburgh’s $924 liability for any overearnings would also be reduced, although the amount may not be dollar for dollar.

In addition, the initial projected impact on the NECA pool may not be as great as originally assessed due to favorable developments in the credit markets, with many offers for assignment of WorldCom receivables above 40 cents on the dollar. NECA, acting as an agent for many of its participants, negotiated a claim sale agreement on March 3, 2003 with Deutsche Bank for 45 cents on the dollar. North Pittsburgh, acting as an early participant, achieved a recovery of $582. Of the total amount recovered, the $329 which represented a recovery of interstate receivables will be remitted back to the NECA pool (as North Pittsburgh had already collected its entire write-off from the pool in August of 2002) and the $253 which represented a recovery of intrastate receivables will be recognized in the first quarter of 2003. We are still in the process of reviewing offers for Penn Telecom’s WorldCom receivables.

NSN Restructuring

In the fourth quarter of 2000, we shutdown the NSN. The sports network division of Pinnatech had been providing broadcasts of high school and small college sporting events as well as other sports programming. During 2000, the NSN had expanded its coverage from Western Pennsylvania into several other states. Although the growth in the popularity of the site and concept met management’s expectations, the revenue generating model, based mostly on advertising revenues, failed to support the projected level of continued capital investment and operating expenses.

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

During 2001, total net cash expenditures related to NSN were $331. An additional net $277 was recorded as expense in 2001, due primarily to the settlement of a contract for satellite equipment and airtime above our original estimate and the inability to generate the expected sub-lease contracts for the facility under lease, offset partially by the sale of NSN fixed assets with a net book value of $31 for a gain.

During 2002, total NSN related cash expenditures were $41, and a $12 reduction in expense was recorded due to the reversal of miscellaneous accruals. As of December 31, 2002, the remaining restructuring accrual liability, relating solely to future operating lease payments, was $101.

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

In 1996, Congress passed the 1996 Act, which has the goal of opening the telecommunications industry to further competition for all services. The 1996 Act prohibits state legislative or regulatory restrictions or barriers to entry regarding the provision of local telephone service. It also requires most ILECs to interconnect with the networks of other telecommunications carriers, unbundle their services into network elements, offer their telecommunications services at wholesale rates to allow the resale of such services and allow other telecommunications carriers to locate equipment on their premises. Local exchange telephone carriers are also required to compensate each other for the transport and termination of calls.

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

North Pittsburgh’s wireline operations are considered Rural under the 1996 Act and are exempt from certain of the foregoing obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. North Pittsburgh, along with a number of other rural companies in Pennsylvania, was granted a temporary suspension until July 10, 2002 of certain interconnection requirements in the 1996 Act applicable to ILECs as they relate to non-facilities based competition. In that proceeding, however, facilities based competition was permitted in the North Pittsburgh service area. North Pittsburgh, along with a number of other rural companies in Pennsylvania, filed a Petition with the PA PUC on June 7, 2002 requesting an additional three (3) year extension of the suspension to July 10, 2005.

On January 15, 2003, the PA PUC denied the request for the extension of the suspension. In response to the PA PUC denial, North Pittsburgh on January 30, 2003 filed a Petition for Clarification and Modification of the denial order. The Petition asked for clarification and modification of portions of the order in regard to the potential future issues dealing with burden of proof when reviewing whether to remove a rural exemption. In addition, on February 14, 2003, North Pittsburgh and other rural companies also filed a Petition for Review in the Commonwealth Court of Pennsylvania which requests that the court reverse the PA PUC decision as the order was not supported by the evidence, was contrary to law and was arbitrary and capricious. The PA PUC acted on the Petition for Clarification and Modification on March 21, 2003 granting it in part and confirming that the burden of proof in a proceeding challenging a rural exemption rests with the competitor. The PA PUC also clarified that total economic burden in a Section 251 proceeding includes consideration of the economic burden typically associated with competitive entry. If the PA PUC’s March 21, 2003 Order is not appealed, consideration will be given to withdrawing the Petition for Review of the January 15, 2003 Order which was filed with the Commonwealth Court.

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

In October of 2001, the FCC adopted an Order referred to as the Multi Association Group, or MAG Order, that modified the interstate access charge rules and universal service support system for rate-of-return (ROR) ILECs. North Pittsburgh is subject to this Order. According to the FCC, the new rules, which went into effect January 1, 2002, are intended to accomplish the following three (3) goals: 1) align the interstate access rate structure more closely with the manner in which costs for access are incurred; 2) replace implicit support for universal service with explicit support that is portable to all eligible telecommunications carriers on a competitively neutral basis; and 3) provide certainty and stability for small and mid-sized local telephone companies serving rural and high-cost areas by permitting these carriers to continue to set interstate access rates based on a ROR of 11.25%, thereby encouraging investment in rural America.

The MAG Order had the following effects: 1) increased flat rate charges referred to as Subscriber Line Charges (SLCs) that are billed to residential and business customers; and 2) decreased per minute of use switched access charges billed to interexchange toll providers that originate and terminate traffic on a ILEC’s network.

The MAG Order also created a new universal service support mechanism, Interstate Common Line Support (ICLS). The ICLS replaces the Carrier Common Line (CCL) charge, which was previously billed to interexchange toll providers. The ICLS was phased in beginning July of 2002 and the CCL will be eliminated as of July of 2003. The initial effect of the implementation of the MAG Order on North Pittsburgh is expected to be revenue neutral.

At the same time the MAG Order was adopted, the FCC also issued a Further Notice of Proposed Rulemaking seeking comment on an incentive regulation plan for ILECs which are now under ROR regulation in the interstate jurisdiction. Because the outcome of this proceeding is not yet known, we are not able to predict the effect that it may have on our operations and revenues.

In February of 2002, the FCC issued a Notice of Proposed Rulemaking (NPRM) regarding the possible classification of wireline broadband Internet access as an information service rather than a telecommunications service. Should the FCC adopt this proposed ruling, it may remove network based broadband offerings such as DSL services from regulation under the FCC. However, in the NPRM, the FCC also asked whether it should extend universal service fund (USF) requirements to not only facilities based wireline Broadband Internet Service Providers (BISPs) but also wireless, cable TV and satellite BISPs.

Should the FCC extend a USF contribution requirement to all BISPs, North Pittsburgh, Penn Telecom and Pinnatech would be affected. Because the outcome of this proceeding is unknown at this time, we are unable to determine the effect such action may have on our operations and revenues.

In February of 2002, the FCC also issued a Further Notice of Proposed Rulemaking regarding the possible reformation of the system for assessing and recovering USF funds. In that proceeding, the FCC has asked for comment on whether it should assess carrier contributions based on the number and capacity of connections that contributing carriers provide to customers, rather than on the current method, which is based on the interstate revenues they earn.

Should the FCC reform the current system for assessing and recovering USF funds, North Pittsburgh, Penn Telecom and Pinnatech would be affected by the change. Because the outcome of this proceeding is unknown at this time, we are unable to determine the effect such action may have on our operations and revenues.

On February 20, 2003, the FCC released its decision regarding the Triennial Review of the 1996 Act. The decision dealt with several issues that may affect North Pittsburgh and Penn Telecom. Generally, it appears that the decision eliminates unbundling requirements for ILECs in regard to broadband services provided over fiber facilities but continues unbundled access to mass market narrowband loops. In addition, ILECs are not required to unbundle packet switching services. Also, the FCC found that the high frequency portion of the loop, also referred to as line sharing, is no longer required to be provided as an UNE and will therefore be phased out over three years. The FCC also found that ILECs will no longer have to offer the local switching UNE for business customers served by high-capacity loops. The States have 90 days to rebut this finding. For mass market customers served by narrowband loops, the FCC set out specific criteria that States shall apply to determine if switching should no longer be available as an UNE. Upon a State ruling eliminating switching as an UNE for mass market customers, the FCC set forth a three-year period for carriers to transition off Unbundled Network Element Platform (UNE-P), which is a service that bundles UNE switching with other UNEs such as UNE loop to provide the entire local service platform. The actual FCC order explaining the decision in detail has not yet been released. Without knowing the actual final details of the order, we are unable to gauge the eventual effect that the decision will have on North Pittsburgh and Penn Telecom. In that North Pittsburgh is not yet required to offer UNEs to competitors, there should be no immediate effect on North Pittsburgh due to the decision. In regard to Penn Telecom, because it does not currently utilize either line sharing or UNE-P, it is believed that the decision will initially have little effect on Penn Telecom’s operations or revenues.

Effective January 22, 2001, North Pittsburgh moved from ROR regulation in the intrastate jurisdiction to an alternative form of regulation, which is a price cap plan. Under North Pittsburgh’s price cap plan, rates for non-competitive intrastate services are allowed to increase based on an index that measures economy-wide price increases less a productivity offset. There is no limitation on earnings under this plan. The terms of the plan also allow North Pittsburgh to rebalance rates once each year to allow North Pittsburgh to gradually realign its intrastate rate structure on a more rational cost and market basis in order to meet future competition. In addition, as competition develops in the future, North Pittsburgh may file with the PA PUC to declare certain services competitive and thereby be freed from all rate regulation for those services. In return for approval of the alternative form of regulation, North Pittsburgh has committed to continue to upgrade its network in the future to ensure that all its customers will have access to broadband services. While there is no immediate impact to North Pittsburgh’s operations and revenues under the price cap plan, it is North Pittsburgh’s view that the plan as approved will aid North Pittsburgh in meeting competition in the future.

The provision of intrastate toll and access services is subject to regulatory scrutiny by the PA PUC. Terms, conditions and rates for intrastate toll and access services are filed in intrastate tariffs for PA PUC review and approval.

On September 30, 1999, the PA PUC issued an Order dealing with a variety of issues impacting LECs in Pennsylvania. Referred to as the Global Order, it dealt with certain issues that affected North Pittsburgh. Specifically, the Order allowed North Pittsburgh to rebalance and lower access charges in order to prepare North Pittsburgh to meet competition in its serving area. The reduction in access charges was offset in part by reimbursements from an interim PA Universal Service Fund (PA USF) that is funded by all telecommunications providers (excluding wireless) in the State. Because the rebalancing and reduction of access charges were offset by reimbursement from the fund, North Pittsburgh has not experienced any significant impact on operations or revenues as a result of the Global Order. The PA PUC, in the Global Order, indicated that it would commence another proceeding on or after January 2, 2001 to examine further changes to the PA USF and possible additional access charge reform. By Secretarial Letter dated February 1, 2002, the PA PUC granted a coalition of rural telephone companies, including North Pittsburgh, a ninety (90) day extension until April 15, 2002 in which to submit a proposal to the PA PUC outlining proposed changes in access charges and the fund along with a timeline for these changes. The rural coalition submitted its proposal on April 15, 2002. Other parties also submitted proposals, including Sprint.

Upon review of the initial proposals filed in the access charge reform proceeding, the rural coalition and Sprint, through negotiation, combined and then filed a Joint Access Proposal in Response to the Access Charge Investigation on December 16, 2002. The Joint Access Proposal was supported in filed statements by the PA Office of Consumer Advocate, the PA Office of Small Business Advocate and the PA PUC Office of Trial Staff. Under the Joint Access Proposal, the PA USF would generally continue through 2005 with only minor changes. The proposed plan allows for all the local exchange companies in Pennsylvania, with the exception of Verizon and Verizon North, to continue gradual revenue neutral rate rebalancings. As proposed, companies would be allowed to reduce access charges and offset the reductions through increases in local rates or by increased disbursements from the PA USF. Action by the PA PUC on the Joint Access Proposal is expected before the end of 2003. Because the outcome of the proceeding is unknown, we are unable to determine the effect on our operations and revenues.

The 1996 Act, FCC and PA PUC regulatory proceedings and the thrust toward a fully competitive marketplace have created some uncertainty in respect to the levels of North Pittsburgh’s revenue growth in the future. However, its unique location in a growing commercial/residential suburban traffic corridor to the north of the City of Pittsburgh, its state-of-the-art switching transmission and transport facilities and its extensive fiber network place North Pittsburgh in a solid position to meet competition and minimize loss of revenues. In addition, North Pittsburgh continues to make its network flexible and responsive to the needs of its customers to meet competitive threats. At the same time, Penn Telecom continues its CLEC edge-out strategy in the Pittsburgh metropolitan area and the City of Butler and its surrounding areas, while taking advantage of the opportunities afforded by the 1996 Act and the introduction of competition into the toll, local wireline and broadband markets.

Transactions with Related Parties

In 1998, we entered into an agreement to outsource certain data processing functions to a third party processor (Processor). We are related to the Processor by a common shareholder and director. Payments to the Processor under this agreement were $3,689, $3,196 and $2,807 in 2002, 2001 and 2000, respectively. During 2002, 2001 and 2000, we paid approximately $628, $42 and $106, respectively, to the law firm of a member of the Board of Directors for various legal services. As of December 31, 2002, we had amounts of $253 and $35 outstanding to the Processor and law firm, respectively. As of December 31, 2001, we had amounts of $241 and $275 outstanding to the Processor and law firm, respectively.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard, a competitive access provider jointly owned by us and a company in the Armstrong Group (which is related by a common shareholder and director). Total revenues recognized from providing services to Boulevard were approximately $27, $71 and $50, and total expenses incurred from receiving services from Boulevard were approximately $217, $357 and $765, for 2002, 2001 and 2000, respectively. We also provide in the ordinary course of business telecommunication and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $264, $182 and $62, for 2002, 2001 and 2000, respectively. As of December 31, 2002, we had accounts receivable of approximately $1 and $17 from Boulevard and companies in the Armstrong Group, respectively. No amounts were outstanding to Boulevard as of December 31, 2002 and 2001.

Regulatory Assets

We do not believe that we have any significant regulatory assets or liabilities under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. Historically, we have monitored closely the economic lives of plant in service and have adjusted depreciable lives as necessary to conform to generally accepted accounting principles.

Recent Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. The pronouncement was effective for our fiscal year beginning January 1, 2002. As of December 31, 2002, we had a net book value of $561 in equity method goodwill (recorded under “Investments”) as the result of the purchase of additional interest in the Pennsylvania RSA 6(II) Limited Partnership in September of 2000. SFAS No. 142 discontinues the amortization of equity method goodwill and prescribes that we continue to test for impairment in accordance with Accounting Principles Board (APB) Opinion 18. We noted no impairment during our review of the equity method goodwill and associated investment during 2002. As the annual amortization of the goodwill before the adoption of SFAS No. 142 was only $30, the cessation of the amortization in 2002 did not have a significant impact on the consolidated financial statements.

In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that we record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on our consolidated financial statements.

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk (Amounts in Thousands)

Our limited exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We primarily enter into debt obligations to support capital expenditures. We currently have no cash flow exposure due to rate changes for long-term debt obligations, as all obligations contain fixed rates. As of December 31, 2002, we had debt obligations of $30,852 with an average interest rate of 5.46%. Based on borrowing rates currently available for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 2002 was $27,459. The only exposure to market risk for changes in interest rates would be in the event that we prepay our debt, at which time a debt premium or discount would be calculated based on current RUS borrowing rates.

We do not use derivative financial instruments in our investment portfolio or for any other purpose.

Item 8.             Financial Statements and Supplementary Data

Financial statements meeting the requirements of Regulation S-X and the supplementary financial information specified by Item 302 of Regulation S-K are attached to this document.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two most recent fiscal years, there has neither been a change of accountants nor disagreement on any matter of accounting principles, practices or financial statement disclosures.

PART III

Item 10.           Directors and Executive Officers of the Registrant

and

Item 11.           Executive Compensation

and

Item 12.           Security Ownership of Certain Beneficial Owners and Management

and

Item 13.           Certain Relationships and Related Transactions

Information in respect to executive officers of the Registrant is included herein as a separate Additional Item for Part I under the caption “Executive Officers of the Registrant” and follows Item 4. The other information required by Items 10, 11, 12 and 13 has been omitted from this report since the Registrant expects to file a Definitive Proxy Statement pursuant to Regulation 14A involving, inter alia, the election of Directors not later than 120 days after the end of the fiscal year covered by this report and such information is incorporated into Part III of this Form 10-K by reference thereto.

Item 14.           Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within ninety (90) days of the filing date of this annual report on Form 10-K, and, based on their evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.           Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents of the Registrant and its subsidiaries are filed as part of this report:

1.         Financial Statements

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Earnings for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.         Financial Statement Schedules

Condensed Financial Information of Registrant for the Years Ended December 31, 2002, 2001 and 2000

Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2002, 2001 and 2000

All schedules other than those listed above have been omitted because the information is either not required or is set forth in the financial statements or notes thereto.

3.         Exhibits – Exhibit Index for Annual Reports on Form 10-K

Exhibit No.	Subject	Applicability
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

(3)(i)	Articles of Incorporation	Provided in Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and Incorporated Herein by Reference.

(3)(ii)	By-Laws	Provided in Annual Report on Form 10-K for the year ended December 31, 1998 and Incorporated Herein by Reference.

Exhibit No.	Subject	Applicability
(4)	Instruments defining the rights of security holders, including indentures	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference.

(9)	Voting trust agreement	Not Applicable

(10)	Material contracts	Provided in Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and Incorporated Herein by Reference.

(11)	Statement re computation of per share earnings	Attached Hereto

(12)	Statement re computation of ratios	Not Applicable

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders	Not Applicable

(16)	Letter re change in certifying accountant	Not Applicable

(18)	Letter re change in accounting principles	Not Applicable

(21)	Subsidiaries of the Registrant	Attached Hereto

(22)	Published report regarding matters submitted to vote of security holders	Not Applicable

(23)	Consent of experts and counsel	Not Applicable

(24)	Power of attorney	Not Applicable

(99.1)	Certification of Annual Report by the President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(99.2)	Certification of Annual Report by the Vice President, Treasurer and Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(b)      Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH PITTSBURGH SYSTEMS, INC.

Registrant

Date March 28, 2003	By	/s/ H. R. BROWN

H. R. Brown Director, President and Chief Executive Officer

Date March 28, 2003	By	/s/ C. E. THOMAS, JR.

C. E. Thomas, Jr. Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date March 28, 2003	By	/s/ A. P. KIMBLE

A. P. Kimble Director, Vice President, Treasurer and Chief Financial and Accounting Officer

Date March 28, 2003	By	/s/ F. J. CROWLEY

F. J. Crowley Director and Audit Committee Chairman

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, H. R. Brown, certify that:

1.        I have reviewed this annual report on Form 10-K of North Pittsburgh Systems, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ H. R. BROWN

H. R. Brown President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, A. P. Kimble, certify that:

1.        I have reviewed this annual report on Form 10-K of North Pittsburgh Systems, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ A. P. KIMBLE

A. P. Kimble Vice President, Treasurer and Chief Financial and Accounting Officer

NORTH PITTSBURGH SYSTEMS, INC.
AND SUBSIDIARIES

Consolidated Financial Statements
and Schedule (Form 10-K)

December 31, 2002, 2001, and 2000

(With Independent Auditors’ Report Thereon)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Independent Auditors’ Report

The Board of Directors
North Pittsburgh Systems, Inc.:

We have audited the consolidated financial statements of North Pittsburgh Systems, Inc. and subsidiaries (the Company) as listed in the accompanying table of contents. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying table of contents. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Pittsburgh Systems, Inc. and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG, LLP.
Pittsburgh, Pennsylvania February 21, 2003

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2002 and 2001
(Amounts in thousands)

	2002	2001

Assets
Current assets:
Cash and temporary investments	$22,244	35,299
Marketable securities available for sale (note 2)	361	244
Accounts receivable:
Customers, net of allowance for doubtful accounts of $470 and $415 in 2002 and 2001, respectively	5,274	5,404
Access service settlements and other	7,729	8,532
Prepaid expenses	644	496
Inventories of construction and operating materials and supplies	2,160	2,548
Deferred income taxes (note 7)	1,882	1,249

Total current assets	40,294	53,772

Property, plant, and equipment (note 4):
Land	475	475
Buildings	13,697	13,531
Equipment	181,294	173,714
Assets held under capital lease (note 5)	10,363	10,363

	205,829	198,083
Less accumulated depreciation and amortization	114,721	99,660

	91,108	98,423

Construction-in-progress	3,131	2,875

Total property, plant, and equipment, net	94,239	101,298

Investments (note 3)	13,526	11,891
Intangible asset (note 6)	1,039	—
Deferred financing cost	—	590
Other assets	1,305	1,338

	$150,403	168,889

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2002 and 2001
(Amounts in thousands)

	2002	2001

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long – term debt (note 4)	$3,085	4,125
Obligation under capital lease (note 5)	996	926
Accounts payable	7,215	7,764
Dividend payable	2,551	2,551
Other accrued liabilities (note 9)	2,950	3,864
Federal and state income taxes (note 7)	1,760	1,605

Total current liabilities	18,557	20,835

Long-term debt (note 4)	27,767	47,202
Obligation under capital lease (note 5)	6,611	7,607
Deferred income taxes (note 7)	9,974	10,483
Accrued pension and postretirement benefits (note 6)	10,919	6,713
Other liabilities (note 9)	1,683	1,707

Total liabilities	75,511	94,547

Shareholders’ equity:
Capital stock – common stock, par value $0.15625.
Authorized 50,000 shares; issued 15,040 shares and outstanding 15,005 shares	2,350	2,350
Capital in excess of par value	2,215	2,215
Retained earnings (note 4)	72,257	70,342
Less cost of treasury stock (35 shares)	(508)	(508)
Accumulated other comprehensive loss (notes 2, 6, and 7)	(1,422)	(57)

Total shareholders’ equity	74,892	74,342

	$150,403	168,889

See accompanying notes to consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Years ended December 31, 2002, 2001, and 2000
(Amounts in thousands, except per share data)

	2002	2001	2000

Operating revenues:
Local network services	$23,250	20,142	15,432
Long distance and access services	58,635	57,546	56,398
Directory advertising, billing, and other services	1,473	2,324	2,726
Telecommunication equipment sales	2,448	2,458	2,120
Other operating revenues	7,850	6,836	5,142

	93,656	89,306	81,818
Operating expenses:
Network and other operating expenses (note 9)	47,977	47,378	47,604
Depreciation and amortization (note 1)	17,863	17,335	16,754
State and local taxes	3,294	2,815	3,190
Telecommunication equipment expenses	1,775	1,733	1,560

	70,909	69,261	69,108

Net operating income	22,747	20,045	12,710

Other expense (income), net:
Interest expense	3,990	3,733	3,140
Interest income	(530)	(1,118)	(1,367)
Sundry income, net	(1,350)	(406)	(2,960)

	2,110	2,209	(1,187)

Earnings before income taxes	20,637	17,836	13,897

Provision for income taxes (note 7)	8,519	7,474	6,008

Net earnings	$12,118	10,362	7,889

Average common shares outstanding	15,005	15,005	15,005

Basic and diluted earnings per share	$0.81	0.69	0.53
Dividends per share	$0.68	0.68	0.67

See accompanying notes to consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years ended December 31, 2002, 2001, and 2000
(Amounts in thousands)

	Common stock	Capital in excess of par value	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balances at December 31, 1999	$ 2,350	2,215	72,347	(508)	843	77,247

Comprehensive income:
Net income			7,889			7,889
Other comprehensive income:
Unrealized holding gains (losses) arising during the period					344
Less reclassification adjustments for net gains included in net income					(1,233)

Net unrealized change in investment securities, net of tax effect of $(631)					(889)	(889)

Comprehensive income						7,000

Dividends declared on common stock			(10,053)			(10,053)

Balances at December 31, 2000	2,350	2,215	70,183	(508)	(46)	74,194

Comprehensive income:
Net income			10,362			10,362
Other comprehensive income:
Unrealized holding gains (losses) arising during the period					24
Less reclassification adjustments for net gains included in net income					(35)

Net unrealized change in investment securities, net of tax effect of $(7)					(11)	(11)

Comprehensive income						10,351

Dividends declared on common stock			(10,203)			(10,203)

Balances at December 31, 2001	2,350	2,215	70,342	(508)	(57)	74,342

Comprehensive income:
Net income			12,118			12,118
Other comprehensive income:
Unrealized holding gains (losses) arising during the period					(56)
Less reclassification adjustments for net losses included in net income					84

Net unrealized change in investment securities, net of tax effect of $19					28	28
Minimum pension liability adjustment, net of tax effect of $(988)					(1,393)	(1,393)

Comprehensive income						10,753

Dividends declared on common stock			(10,203)			(10,203)

Balances at December 31, 2002	$ 2,350	2,215	72,257	(508)	(1,422)	74,892

See accompanying notes to consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2001, and 2000
(Amounts in thousands)

	2002	2001	2000

Cash from operating activities:
Net earnings	$12,118	10,362	7,889
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,863	17,335	16,754
Loss (gain) on sale of marketable securities	1	(59)	(2,056)
Equity income of affiliated companies	(2,809)	(1,378)	(926)
Investment tax credit amortization	(18)	(24)	(29)
Deferred income taxes	(174)	529	16
Changes in assets and liabilities:
Accounts receivable	933	(774)	(419)
Inventories of construction and operating materials and supplies	388	2,235	(29)
Deferred financing costs, prepaid expenses, and other assets	475	48	219
Accounts payable	(549)	772	(94)
Other accrued liabilities	(920)	895	504
Accrued pension and postretirement benefits	786	695	1,124
Federal and state income taxes	155	1,621	(321)
Other, net	106	—	—

Total adjustments	16,237	21,895	14,743

Net cash provided by operating activities	28,355	32,257	22,632

Cash used for investing activities:
Expenditures for property and equipment	(10,804)	(13,068)	(24,208)
Purchase of marketable securities available for sale	(178)	(1,044)	(6,983)
Proceeds from sale of marketable securities available for sale	2	5,868	19,515
Investments in affiliated entities	—	—	(1,003)
Distributions from affiliated entities	1,174	657	374

Net cash used for investing activities	(9,806)	(7,587)	(12,305)

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2001, and 2000
(Amounts in thousands)

	2002	2001	2000

Cash used for financing activities:
Cash dividends	$(10,203)	(10,203)	(9,903)
Retirement of debt	(20,475)	(3,822)	(2,982)
Proceeds from issuance of debt	—	6,253	10,309
Payment of capital lease obligation	(926)	(839)	(991)

Net cash used for financing activities	(31,604)	(8,611)	(3,567)

Net (decrease) increase in cash and temporary investments	(13,055)	16,059	6,760
Cash and temporary investments at beginning of year	35,299	19,240	12,480

Cash and temporary investments at end of year	$22,244	35,299	19,240

Supplemental disclosures of cash flow information:
Interest paid	$3,513	3,641	2,910
Income taxes paid	$8,546	4,950	6,342
Supplemental disclosure of noncash financing activities:

Capital lease obligations of $1,488 and $8,875 were incurred during 2001 and 2000, respectively, when a subsidiary of the Company entered into a lease for new equipment. No obligation was incurred during 2002.

See accompanying notes to consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000
(Amounts in thousands, except per share data)

(1)       Summary of Significant Accounting Policies

(a)     Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of North Pittsburgh Systems, Inc. (the Company) and its subsidiaries, North Pittsburgh Telephone Company (NPTC), Penn Telecom, Inc. (PTI), and Pinnatech, Inc. The Company provides telecommunication services and equipment to its customers generally located in western Pennsylvania. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.

(b)     Revenue Recognition

Revenues are recognized when local network, long distance, and access services are provided. Local service and intrastate long distance, and access service revenues are subject to the jurisdiction of the Pennsylvania Public Utility Commission (PUC). The Company participates in interstate pooling arrangements with other telephone companies. Such pools are funded by access service charges regulated by the Federal Communications Commission. Revenue earned through pooling is initially recorded based on estimates. The Company has settled substantially all access service arrangements through 2000. Revenues from equipment sales are recorded after equipment has been installed and accepted by the customer.

Directory advertising revenues are recognized ratably over the 12 month period related to the directory publication.

(c)     Marketable Securities

Marketable securities available for sale are recorded at fair value, based on quoted market prices. Changes in value of available for sale securities are included as a separate component of shareholders’ equity and comprehensive income (loss). Costs of investments sold are determined on the basis of specific identification.

(d)     Investments

The Company’s investments in limited partnerships are carried at cost plus equity in accumulated net profits or losses.

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000
(Amounts in thousands, except per share data)

(e)     Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost. Retirements relating to replacements of telephone plant and equipment at NPTC are accounted for in accordance with applicable regulations of the PUC. Accordingly, the original costs of facilities retired, plus costs of removal, net of salvage or other credits, are charged to accumulated depreciation. When other property is retired or otherwise disposed of, any gain or loss is recognized in income.

Depreciation on telephone plant and equipment in service is provided on a straight-line basis over estimated useful lives of 10 to 30 years for buildings and 5 to 20 years for equipment. Depreciation as a percentage of average depreciable plant and equipment in service amounted to 8.8% in both 2002 and 2001 and 9.3% in 2000.

Expenditures for maintenance, repairs, and renewals are charged to operations as incurred.

(f)      Impairment of Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company has determined that there has been no impairment to the carrying value of such assets in 2002, 2001, or 2000.

(g)     Inventories

Inventories consist of telecommunication equipment and parts to provide service to, or to make sales to, the Company’s customers. Inventories are valued at the lower of cost (using the moving average method) or market.

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000
(Amounts in thousands, except per share data)

(h)     Accounts Receivable

The Company provides telecommunication services to customers (business and residential) located in western Pennsylvania and access connectivity to interexchange carriers. Access service settlements and other principally represent amounts due from interexchange carriers.

Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers the Company’s accounts receivable aging schedules, history of write-offs, relationships with its customers and the overall credit worthiness of its customers.

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

(j)      Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all temporary investments purchased with a maturity of three months or less to be cash equivalents. Under conditions of the Company’s loan agreement with the Rural Utilities Service (RUS), the Company had cash of $63 and $245 for 2002 and 2001, respectively, that was restricted in use.

(k)     Pension and Other Postretirement Benefits

The Company provides pension and other postretirement benefits to substantially all of NPTC’s employees and eligible retirees. Benefits provided by these plans are expensed over the estimated working lives of employees.

(l)      Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income. Other gains and losses excluded from net income for the Company included net unrealized gains (losses) on securities and minimum pension liability equity adjustments, both net of income taxes. Comprehensive income is presented in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000
(Amounts in thousands, except per share data)

(m)    Earnings Per Share

Basic earnings per share are calculated based upon the weighted average number of common shares actually outstanding, and diluted earnings per share are calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. The Company has no potential, dilutive common shares outstanding.

(n)     Advertising Expense

Advertising costs are expensed as incurred. Advertising expense charged to operations was $2,258, $2,848, and $3,239 in 2002, 2001, and 2000, respectively.

(o)     Fair Value of Financial Instruments

The carrying values of the Company’s cash, receivables, and payables are estimated to be substantially the same as the fair values as of December 31, 2002, 2001, and 2000.

(p)     Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

In the current year, the Company has reclassed certain intraLATA settlement amounts due to other telecommunication providers from a contra revenue, recorded in Long distance and access services, to Network and other operating expenses. The reclasses increased both the aforementioned revenue and expense accounts by $2,343, $2,862, and $3,967 for the years 2002, 2001, and 2000, respectively. The reclasses had no effect on net operating income.

(q)     Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. The pronouncement was effective for the Company’s year beginning January 1, 2002. As of December 31, 2002, the Company had a net book value of $561 in equity method goodwill (recorded under Investments) as a result of the purchase of additional interest in the Pennsylvania RSA 6(II) Limited Partnership in September 2000. SFAS No. 142 discontinues the amortization of equity method goodwill and prescribes that the Company continues to test for impairment in accordance with Accounting Principles Board (APB) Opinion 18. The Company noted no impairment during its review of the equity method goodwill and associated investment during 2002. As the annual amortization of the goodwill before the adoption of SFAS No. 142 was $30, the cessation of the amortization in 2002 did not have a significant impact on the consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000
(Amounts in thousands, except per share data)

adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s consolidated financial statements.

(2)       Marketable Securities

Information about marketable investment securities at December 31, 2002 and 2001 is as follows:

		2002

	Cost	Unrealized gains	Unrealized losses	Market value

Available for sale:
Equity securities	$412	5	(56)	$361

		2001

	Cost	Unrealized gains	Unrealized losses	Market value

Available for sale:
Equity securities	$340	4	(100)	244

Proceeds, gross realized gains and gross realized losses from the sale of debt and equity securities were $2, $0, and $1, respectively, for the year ended December 31, 2002, were $5,868, $113, and $54, respectively, for the year ended December 31, 2001, and were $19,515, $2,940, and $884, respectively, for the year ended December 31, 2000.

(3)       Investments

The Company’s investments at December 31, 2002 and 2001 consist of the following:

	2002	2001

Investments at equity:
Investments in wireless limited partnerships	$12,887	11,394
Boulevard Communications, LLP	639	497

Total investments	$13,526	11,891

The Company owns partnership interests of 3.6%, 14.29%, and 23.67%, respectively, in the Pittsburgh SMSA, Pennsylvania RSA 6(I), and Pennsylvania RSA 6(II) wireless limited partnerships. In addition, the Company has a 50% ownership interest in Boulevard Communications, LLP (Boulevard), a competitive access provider operating in western Pennsylvania.

The Company had no capital calls to maintain its ownership percentages in its limited partnership investments in 2002, 2001, and 2000. The Company did invest $1,003 in 2000 to acquire additional ownership in the Pennsylvania RSA 6(II) wireless limited partnership. The Company received distributions from affiliated entities of $1,174, $657, and $374 in 2002, 2001, and 2000, respectively.

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000
(Amounts in thousands, except per share data)

The summary combined unaudited financial positions for the wireless partnerships as of September 30, 2002 and 2001 and Boulevard as of December 31, 2002 and 2001 are as follows:

	2002	2001

Financial Position
Current assets	$49,999	32,172
Property, plant, and equipment, net	215,442	220,601
Other long-term assets	130	196

Total assets	$265,571	252,969

Current liabilities	$7,988	43,497
Long-term debt	—	76

Total liabilities	7,988	43,573

Stockholders’ equity	257,583	209,396

Total liabilities and stockholders’ equity	$265,571	252,969

The summary combined unaudited results of operations for the wireless partnerships for the years ended September 30, 2002, 2001 and 2000 and for Boulevard for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Results of Operations
Sales	$274,651	203,791	186,494
Gross profit	139,137	108,761	94,234
Operating income	47,775	22,388	13,837
Net income	48,315	21,699	12,771

(4)       Long-Term Debt

Long-term debt as of December 31, 2002 and 2001 was as follows:

	2002	2001

Notes payable to Rural Telephone Bank	$—	17,389
Notes payable to Federal Financing Bank, maturing in 2012	30,852	33,938

	30,852	51,327
Less current portion of long-term debt	3,085	4,125

Long-term debt	$27,767	47,202

Annual principal payments of $3,085 are required over the next five years as calculated on the outstanding indebtedness at December 31, 2002.

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000
(Amounts in thousands, except per share data)

During 2002, the Company retired the remaining notes payable to the Rural Telephone Bank (RTB) after the expiration of the notes’ prepayment penalty periods. The Company made $1,040 in scheduled principal payments and $16,349 in accelerated payments to the RTB during 2002. The notes had an interest rate of 6.5%. As a result of the prepayment, the Company wrote off the remaining $510 in capitalized debt issuance costs associated with these notes.

In 1996, NPTC was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the RUS in the maximum principal amount of $75,000. The total amount outstanding at December 31, 2002 to the FFB under this loan was $30,852, with all advances having a maturity date of December 31, 2012. The notes payable to the FFB carry interest rates ranging from 4.3% to 6.7% (weighted average of 5.46%). The unadvanced amount of this facility as of December 31, 2002 was $34,764. NPTC can make draws against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of December 31, 2002, NPTC had approximately $5,368 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by NPTC which provides that substantially all of the assets of NPTC, which approximates a net book value of $111 million, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by NPTC. Under these restrictions, unless certain working capital levels, net worth levels, and interest expense ratios are maintained, NPTC is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholder or purchase, redeem, or retire any of its capital stock or make any investment in affiliated companies. As a result of the NPTC restrictions, $7,550 of NPTC’s retained earnings were available for dividends to the Company as of December 31, 2002. Taking into consideration the NPTC restrictions, consolidated retained earnings of the Company of approximately $33,957 were available for dividends and other distributions to shareholders as of December 31, 2002.

Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 2002 is $27,459. This is based on a current borrowing rate of 6.7%.

NPTC also has available through June of 2004 a $10,000 line of credit at a rate of prime plus 1-1/2% with the Rural Telephone Finance Cooperative. The line of credit was not used in 2002 or 2001.

(5)       Capital Lease

The Company has a capital lease for equipment used in its operations. Amortization of the assets held under the capital lease is included within depreciation and amortization expense. The capital lease amount included in property, plant, and equipment is as follows:

	2002	2001

Capital lease	$10,363	10,363
Accumulated amortization	(1,369)	(793)

Total	$8,994	9,570

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000
(Amounts in thousands, except per share data)

The following table displays the aggregate minimum lease commitments under the capital lease as of December 31, 2002:

2003	$1,592
2004	1,592
2005	1,450
2006	1,272
2007	1,254
Thereafter	3,108

Total minimum lease commitments	10,268
Less interest and executory costs	2,661

Present value of minimum lease commitments	7,607
Less current installments	996

Long-term obligation at December 31, 2002	$6,611

(6)       Retirement Plan and Other Postretirement Benefit Plans

Substantially all employees of NPTC are covered by a noncontributory, defined benefit retirement plan. The benefits are based on each employee’s years of service and compensation. The Company’s funding policy is to contribute an amount annually that satisfies at least the minimum funding required under the Employee Retirement Income Security Act of 1974. The assets of the Plan are held in a trust and are invested in a variety of equity and fixed income securities.

Eligible retirees of NPTC are provided healthcare and life insurance benefits until the retiree reaches 65 years of age under an unfunded plan.

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000
(Amounts in thousands, except per share data)

The following table sets forth the Plans’ change in benefit obligation, change in plan assets, and reconciliation of funded status at December 31, 2002 and 2001:

	Pension benefits		Other postretirement benefits

	2002	2001	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$34,796	30,668	6,575	5,466
Service cost	1,091	885	223	165
Interest cost	2,383	2,245	446	395
Plan amendments	—	123	—	—
Benefits paid	(1,415)	(1,381)	(387)	(364)
Actuarial loss	4,317	2,256	1,841	913

Benefit obligation at end of year	$41,172	34,796	8,698	6,575

Change in plan assets:
Fair value at beginning of year	$31,485	33,798	—	—
Actual return on plan assets	(1,501)	(932)	—	—
Employer contributions	625	—	387	364
Benefits paid	(1,415)	(1,381)	(387)	(364)

Fair value at end of year	$29,194	31,485	—	—

Reconciliation of funded status:
Funded status	$(11,978)	(3,311)	(8,698)	(6,575)
Unrecognized actuarial loss	10,322	2,009	2,595	761
Unrecognized transition (asset)	(458)	(611)	—	—
Unrecognized prior service cost	1,039	1,255	2	(4)

Net amount at year-end	$(1,075)	(658)	(6,101)	(5,818)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(4,411)	(658)	(6,101)	(5,818)
Intangible asset	1,039	—	—	—
Accumulated other comprehensive loss	2,297	—	—	—

Net amount recognized at year-end	$(1,075)	(658)	(6,101)	(5,818)

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000
(Amounts in thousands, except per share data)

Assumptions used in the calculations as of December 31, 2002, 2001, and 2000, are:

	Pension benefits			Other postretirement benefits

	2002	2001	2000	2002	2001	2000

Weighted average assumptions:
Discount rate	% 6.50	7.00	7.50	6.50	7.00	7.50
Expected return on assets	8.00	8.00	8.00	N/A	N/A	N/A
Rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50

Net periodic benefit costs include the following:

	Pension benefits			Other postretirement benefits

	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost:
Service cost	$1,091	885	824	223	165	153
Interest cost	2,383	2,245	2,071	446	395	390
Expected return on plan assets	(2,495)	(2,645)	(2,494)	—	—	—
Amortization of prior service cost	216	207	207	(6)	(6)	(11)
Amortization of transition (asset)	(153)	(153)	(153)	—	—	—
Recognized actuarial (gain) or loss	—	(34)	(58)	7	—	—

Net periodic benefit cost	$1,042	505	397	670	554	532

Additional (gain) or loss due to:
Curtailment	$—	—	(46)	—	—	(8)
Special termination benefits	—	—	267	—	—	304

	$—	—	221	—	—	296

For purposes of measuring other postretirement benefits, the annual rate of increase in the per capita cost of covered benefits (i.e., healthcare cost trend rate) for 2002 was 12.0%. The rates were assumed to decrease gradually to 5% by the year 2011 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care trend rate would have the following effects:

	One percentage point increase	One percentage point decrease

Effect on total of service and interest cost components for 2002	$80	(68)
Effect on 2002 postretirement benefit obligation	808	(714)

NPTC also has a nonqualified supplemental pension plan covering certain former and current employees which provides for incremental pension payments to the extent that income tax regulations limit the

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000
(Amounts in thousands, except per share data)

amount payable from NPTC’s qualified defined benefit retirement plan. The projected benefit obligation relating to such unfunded plan was approximately $1,124, $746, and $128 at December 31, 2002, 2001, and 2000, respectively. Pension expense for the plan was $91 in 2002, $113 in 2001, and $2 in 2000. The amounts accrued in the consolidated balance sheet were $407, $237, and $96 at December 31, 2002, 2001, and 2000, respectively.

The Company also sponsors 401(k) savings plans covering substantially all employees. For employees who are not covered by collective bargaining agreements, the Company contributes either to the 401(k) plans or, in the case of one subsidiary, to employee individual retirement accounts (IRAs), based on a specified percentage of employee contributions. Contributions charged to expense were $418, $391, and $274 in 2002, 2001, and 2000, respectively.

(7)       Income Taxes

The components of income tax expense (benefit) are:

	2002	2001	2000

Current:
Federal	$6,045	4,426	3,830
State	2,666	2,543	2,191

	8,711	6,969	6,021
Deferred:
Federal	460	1,124	390
State	(634)	(595)	(374)

	(174)	529	16
Deferred investment tax credit	(18)	(24)	(29)

	$8,519	7,474	6,008

The Company’s income tax expense differs from income tax expense computed at the federal statutory rate of 35% due to the following factors:

	2002	2001	2000

Statutory federal income tax	$7,223	6,242	4,864
State taxes on income (net of federal income tax benefit)	1,340	1,158	902
Change in beginning of year valuation allowance	(20)	215	451
Investment tax credit	(18)	(24)	(29)
Tax-exempt interest	—	(6)	(34)
Other	(6)	(111)	(146)

Income tax expense	$8,519	7,474	6,008

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000
(Amounts in thousands, except per share data)

The significant components of deferred income tax expense attributable to income from operations are as follows:

	2002	2001	2000

Deferred tax expense (exclusive of the effects of the other components below)	$(154)	314	(435)
Increase/(decrease) in beginning of year valuation allowance	(20)	215	451

	$(174)	529	16

Additional deferred tax assets (liabilities) of $(19) and $7 were recorded in 2002 and 2001, respectively, related to unrealized gains and losses on marketable securities classified as available for sale (note 2) and $988 and $0 in 2002 and 2001, respectively, related to minimum pension liability adjustments.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are presented below:

	2002	2001

Deferred tax assets:
Postretirement benefits	$(2,531)	(2,414)
Deferred compensation	(546)	(504)
Compensated absences, principally due to accrual for financial reporting purposes	(300)	(292)
Accounts receivable	(1,560)	(917)
State net operating loss carryforwards	(2,058)	(2,292)
Pension	(916)	—
Other	(212)	(477)
Net unrealized loss on available for sale securities	(21)	(40)

Total gross deferred tax assets	(8,144)	(6,936)
Less valuation allowance	800	820

Net deferred tax assets	(7,344)	(6,116)

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	14,117	13,701
Pension	—	93
Amortization of deferred financing costs	—	107
Other	1,319	1,449

Total gross deferred tax liability	15,436	15,350

Net deferred tax liability	$8,092	9,234

Unamortized investment tax credit	$40	58

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000
(Amounts in thousands, except per share data)

The valuation allowance for deferred tax assets relates to state loss carryforwards of subsidiaries. The valuation allowance for deferred tax assets as of December 31, 2002 and 2001 was $800 and $820, respectively. For the year ended December 31, 2002, there was a net decrease in the valuation allowance in the amount of $20. For the year ended December 31, 2001, there was a net increase in the valuation allowance in the amount of $215. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2002. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2002, the Company has net operating loss carryforwards for state income tax purposes of $27,251 which are available to offset future state taxable income. These loss carryforwards will expire as follows:

2005	$582
2006	153
2019	538
2020	10,672
2021	10,184
2022	5,122

(8)       Related Party Transactions

In 1998, the Company entered into an agreement to outsource certain data processing functions to a third party processor (Processor). The Company and the Processor are related by a common shareholder and director. Payments to the Processor under this agreement were $3,689, $3,196, and $2,807 in 2002, 2001, and 2000, respectively. During 2002, 2001, and 2000, the Company paid approximately $628, $42, and $106, respectively, to a member of the board of directors law firm for various legal services. As of December 31, 2002, the Company had amounts of $253 and $35 outstanding to the Processor and law firm, respectively. As of December 31, 2001, the Company had amounts of $241 and $275 outstanding to the Processor and law firm, respectively.

In addition, in the ordinary course of business, the Company both provides and receives telecommunication transport services from Boulevard, a competitive access provider jointly owned by the Company and a company in the Armstrong Group (which is related by a common shareholder and director). Total revenues recognized from providing services to Boulevard were approximately $27, $71, and $50, and total expenses incurred from receiving services from Boulevard were approximately $217, $357, and $765 for 2002, 2001, and 2000, respectively. The Company also provides in the ordinary course of business telecommunication and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $264,

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000
(Amounts in thousands, except per share data)

$182, and $62 for 2002, 2001, and 2000, respectively. As of December 31, 2002, the Company had accounts receivable of approximately $1 and $17 from Boulevard and companies in the Armstrong Group, respectively. No amounts were outstanding to Boulevard as of December 31, 2002 and 2001.

(9)       Business Restructuring

In the fourth quarter of 2000, a pretax charge of $972 was recorded in network and other operating expenses to cover the restructuring costs associated with the shut down of the Nauticom Sports Network (NSN). The total charges reduced net income by $632.

The business restructuring charge of $972 included restructuring liabilities of $671 and asset impairments of $301. The restructuring liabilities consisted of $432 for employee severance payments and related taxes for 30 people who were involuntarily terminated, $122 for future operating lease expense associated with a leased facility under contract which will no longer be used and $117 for other charges associated with the restructuring. As of December 31, 2000, all employees had been terminated and all severance payments and related taxes had been paid, making the remaining restructuring accrual liability $239 as of December 31, 2000.

During 2001, total net cash expenditures related to NSN were $331. An additional net $277 was recorded as expense in 2001, due primarily to the settlement of a contract for satellite equipment and airtime above the Company’s original estimate and the inability to generate the expected sub-lease contracts for the facility under lease, offset partially by the sale of NSN fixed assets with a net book value of $31 for a gain. As of December 31, 2001, the remaining restructuring accrual liability was $154.

During 2002, total NSN related cash expenditures were $41, and a $12 reduction in expense was recorded due to the reversal of miscellaneous accruals. As of December 31, 2002, the remaining restructuring accrual liability, relating solely to future operating lease payments, was $101.

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2002, 2001, and 2000
(Amounts in thousands, except per share data)

(10)     Unaudited Quarterly Financial Data for 2002 and 2001

The following are summaries of quarterly financial data for the years ended December 31, 2002 and 2001, as reported by the Company:

	Unaudited (in thousands, except per share data)

	First quarter	Second quarter	Third quarter	Fourth quarter

2002:
Operating revenues	$23,154	22,536	23,701	24,265
Net operating income	5,995	5,050	5,870	5,832
Net earnings	3,246	2,221	3,423	3,228
Basic and diluted earnings per common share	0.22	0.15	0.23	0.22

2001:
Operating revenues	$21,744	22,267	22,382	22,913
Net operating income	3,204	5,050	5,816	5,975
Net earnings	1,474	2,559	3,227	3,102
Basic and diluted earnings per common share	0.10	0.17	0.22	0.21

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)
Condensed Financial Information of Registrant
Condensed Balance Sheets
December 31, 2002 and 2001
(Amounts in thousands)

	2002	2001

Assets
Current assets:
Cash and temporary investments	$4,684	173
Accounts receivable from subsidiary	6	134

Total current assets	4,690	307

Property, plant, and equipment:
Land	150	150
Buildings	1,212	1,187
Equipment	21	21

	1,383	1,358
Less accumulated depreciation and amortization	290	250

	1,093	1,108
Deferred income taxes	207	370
Other assets	1,059	1,036
Investment in subsidiaries	71,235	51,247
Notes and accounts receivable – subsidiaries	—	25,250

	$78,284	79,318

(Continued)

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)
Condensed Financial Information of Registrant
Condensed Balance Sheets
December 31, 2002 and 2001
(Amounts in thousands)

	2002	2001

Liabilities and Shareholders’ Equity
Current liabilities:
Dividend payable	$2,551	2,551
Accounts payable – subsidiaries	—	1
Federal and state income taxes	739	1,967
Other liabilities	102	457

Total current liabilities	3,392	4,976

Shareholders’ equity:
Common stock	2,350	2,350
Capital in excess of par value	2,215	2,215
Retained earnings	72,257	70,342
Less cost of treasury stock	(508)	(508)
Accumulated other comprehensive loss	(1,422)	(57)

	74,892	74,342

	$78,284	79,318

See accompanying independent auditors’ report.

(Continued)

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)
Condensed Financial Information of Registrant
Condensed Statements of Operations
Years ended December 31, 2002, 2001, and 2000
(Amounts in thousands)

	2002	2001	2000

Revenues:
Dividends from subsidiaries	$21,254	10,403	7,352
Interest income	143	1,815	1,549
Nonoperating income	—	—	134
Gain on sale of marketable securities	—	59	2,056

	21,397	12,277	11,091
Expenses:
General office salaries and expenses	540	507	463
State taxes	70	81	111
Nonoperating expenses	1,152	717	—

	1,762	1,305	574

Earnings before income taxes and equity in overdistributed net earnings of subsidiaries	19,635	10,972	10,517
Income tax (benefit) expense	(680)	222	1,269

Earnings before equity in overdistributed net earnings of subsidiaries	20,315	10,750	9,248

Equity in overdistributed net earnings of subsidiaries	(8,197)	(388)	(1,359)

Net earnings	$12,118	10,362	7,889

See accompanying independent auditors’ report.

(Continued)

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)
Condensed Financial Information of Registrant
Condensed Statements of Cash Flows
Years ended December 31, 2002, 2001, and 2000
(Amounts in thousands)

	2002	2001	2000

Cash from operating activities:
Net Earnings	$12,118	10,362	7,889
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in overdistributed earnings of affiliates	8,197	388	1,359
Gain on sale of marketable securities	—	(59)	(2,056)
Other adjustments	17	13	13
Changes in assets and liabilities:
Receivables	128	96	(61)
Accounts payable – subsidiaries	(1)	(7)	(12)
Other liabilities	(355)	373	19
Federal and state income taxes	(1,228)	541	1,019
Deferred income taxes	163	(319)	9

Total adjustments	6,921	1,026	290

Net cash provided by operating activities	19,039	11,388	8,179

Cash from investing activities:
Expenditures for property and equipment	(25)	—	—
Purchases of marketable securities available for sale	—	(917)	(6,871)
Proceeds from sale of marketable securities available for sale	—	5,868	19,515
Notes receivable – subsidiaries	—	(7,385)	(15,035)
Investments in subsidiaries	(4,300)	—	—

Net cash used for investing activities	(4,325)	(2,434)	(2,391)

Cash used for financing activities:
Cash dividends	$(10,203)	(10,203)	(9,903)

Net cash used for financing activities	(10,203)	(10,203)	(9,903)

Net increase (decrease) in cash and temporary investments	4,511	(1,249)	(4,115)
Cash and temporary investments at beginning of year	173	1,422	5,537

Cash and temporary investments at end of year	$4,684	173	1,422

Supplemental disclosure of noncash investing activities:

The $25,250 of notes receivable from subsidiaries as of December 31, 2001 were converted into equity investments in those subsidiaries during 2002. Total actual cash extended to those subsidiaries during 2002, as noted in the cash from investing activities section, was $4,300.

See accompanying independent auditors’ report.

(Continued)

Schedule II

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2002, 2001, and 2000
(Amounts in thousands)

Description	Balance at beginning of period	Additions charged to expenses	Deductions	Balance at end of period

Allowance for doubtful accounts deducted from accounts receivable in the balance sheet:
2002	$ 415	769	714	470
2001	559	442	586	415
2000	356	788	585	559
Valuation allowance for deferred tax assets:
2002	820	(20)	—	800
2001	605	215	—	820
2000	154	451	—	605

See accompanying independent auditors’ report.

