Form 10-Q
period 2003-03-31
NORTH PITTSBURGH SYSTEMS INC
filed 2003-05-14
CIK 764765

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-13716

NORTH PITTSBURGH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1485389

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4008 Gibsonia Road, Gibsonia, Pennsylvania 15044-9311

(Address of principal executive offices)
(Zip Code)

724.443.9600

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒	NO ☐

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of April 30, 2003 was 15,005,000.

PART I

FINANCIAL INFORMATION

Independent Auditors’ Review Report

The Board of Directors
North Pittsburgh Systems, Inc:

                    We have reviewed the accompanying condensed consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2003 and 2002.  These condensed consolidated financial statements are the responsibility of the Company’s management.

                    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

                    Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

                    We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Pittsburgh, Pennsylvania
April 28 , 2003

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
(Amounts in Thousands – Except Per Share Data)

	For the Three Months Ended March 31

	2003	2002

Operating revenues:
Local network services	$5,973	$5,345
Long distance and access services	15,751	14,524
Directory advertising, billing and other services	248	352
Telecommunication equipment sales	530	607
Other operating revenues	2,618	2,326

Total operating revenues	25,120	23,154
Operating expenses:
Network and other operating expenses	13,440	11,511
Depreciation and amortization	4,684	4,389
State and local taxes	1,079	859
Telecommunication equipment expenses	366	400

Total operating expenses	19,569	17,159

Net operating income	5,551	5,995
Other expense (income), net:
Interest expense	548	914
Interest income	(58)	(153)
Sundry income, net	(865)	(298)

	(375)	463

Earnings before income taxes	5,926	5,532
Provision for income taxes	2,448	2,286

Net earnings	$3,478	$3,246

Weighted average common shares outstanding	15,005	15,005

Basic and diluted earnings per share	$.23	$.22

Dividends per share	$.17	$.17

See accompanying notes to condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Amounts in Thousands)

	(Unaudited) March 31 2003	Dec. 31 2002

ASSETS
Current Assets:
Cash and temporary investments	$20,510	$22,244
Marketable securities available for sale	354	361
Accounts receivable:
Customers, net of allowance for doubtful accounts of $451 and $470, respectively	5,388	5,274
Access service settlements and other	7,688	7,729
Prepaid expenses	524	644
Inventories of construction and operating materials and supplies	2,081	2,160
Prepaid taxes other than income taxes	1,009	—
Deferred income taxes	1,668	1,882

Total current assets	39,222	40,294

Property, plant and equipment:
Land	475	475
Buildings	13,709	13,697
Equipment	183,557	181,294
Assets held under capital lease	10,363	10,363

	208,104	205,829
Less accumulated depreciation and amortization	119,166	114,721

	88,938	91,108
Construction-in-progress	3,193	3,131

Total property, plant and equipment, net	92,131	94,239

Investments	14,813	13,526
Intangible asset	1,039	1,039
Other assets	1,265	1,305

Total assets	$148,470	$150,403

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Amounts in Thousands)

	(Unaudited) March 31 2003	Dec. 31 2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,085	$3,085
Obligation under capital lease	1,015	996
Accounts payable	7,113	7,215
Dividend payable	2,551	2,551
Other accrued liabilities	2,272	2,950
Federal and state income taxes	2,369	1,760

Total current liabilities	18,405	18,557

Long-term debt	26,996	27,767
Obligation under capital lease	6,350	6,611
Deferred income taxes	9,760	9,974
Accrued pension and postretirement benefits	10,464	10,919
Other liabilities	682	1,683

Total liabilities	72,657	75,511

Shareholders’ equity:
Capital stock-common stock, par value $.15625; authorized 50,000 shares; issued 15,040 shares and outstanding 15,005 shares	2,350	2,350
Capital in excess of par value	2,215	2,215
Retained earnings	73,184	72,257
Less cost of treasury stock (35 shares)	(508)	(508)
Accumulated other comprehensive loss	(1,428)	(1,422)

Total shareholders’ equity	75,813	74,892

Total liabilities and shareholders’ equity	$148,470	$150,403

See accompanying notes to condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in Thousands)

	For the Three Months Ended March 31

	2003	2002

Cash from operating activities:
Net earnings	$3,478	$3,246
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,684	4,389
Equity income of affiliated companies	(890)	(688)
Changes in assets and liabilities:
Accounts receivable	(73)	(79)
Inventories of construction and operating materials and supplies	79	115
Deferred financing costs, prepaid expenses and other assets	160	156
Prepaid taxes	(1,009)	(917)
Accounts payable	(102)	251
Other accrued liabilities	(1,679)	(1,160)
Accrued pension and postretirement benefits	(455)	(336)
Federal and state income taxes	609	903
Deferred income taxes	1	232
Other, net	45	(32)

Total adjustments	1,370	2,834

Net cash provided by operating activities	4,848	6,080

Cash used for investing activities:
Expenditures for property and equipment	(2,621)	(3,227)
Purchase of marketable securities available for sale	—	(71)
Investments in affiliated entities	(937)	—
Distributions from affiliated entities	540	—

Net cash used for investing activities	(3,018)	(3,298)

Cash used for financing activities:
Cash dividends	(2,551)	(2,551)
Payments of capital lease obligation	(242)	(222)
Retirement of debt	(771)	(1,030)

Net cash used for financing activities	(3,564)	(3,803)

Net decrease in cash and temporary investments	(1,734)	(1,021)
Cash and temporary investments at beginning of period	22,244	35,299

Cash and temporary investments at end of period	$20,510	$34,278

Interest paid	$553	$900

Income taxes paid	$1,840	$1,030

See accompanying notes to condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in Thousands)

(1)          Basis of Presentation and Consolidation

               The condensed consolidated financial statements included herein have been prepared by North Pittsburgh Systems, Inc. (hereafter referred to as the Registrant, the Company, we, us or our), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Company’s wholly-owned subsidiaries, North Pittsburgh Telephone Company (North Pittsburgh), Penn Telecom, Inc. (Penn Telecom) and Pinnatech, Inc. (Pinnatech). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods have been reflected. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report to the Securities and Exchange Commission on Form 10-K.

               Certain amounts in the Company’s 2002 condensed consolidated financial statements have been reclassified to conform with the presentation of its 2003 condensed consolidated financial statements. In addition, as of December 31, 2002, we have reclassed certain intraLATA settlement amounts due other telecommunication providers from a contra revenue to an operating expense to conform with current accounting and industry presentation. The reclassification increased both operating revenues and operating expenses by $644 for the three-month period ended March 31, 2002 from that reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002.

(2)          Comprehensive Income

               Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, establishes requirements for disclosure of comprehensive income. The objective of SFAS No. 130 is to report all changes in equity that result from transactions and economic events other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The reconciliation of net income to comprehensive income is as follows:

	For the Three Months Ended March 31

	2003	2002

Net income	$3,478	$3,246
Unrealized loss on marketable securities including reclassification adjustments, net of tax	(6)	(11)

Comprehensive income	$3,472	$3,235

(3)          Transactions with Related Parties

               In 1998, we entered into an agreement to outsource certain data processing functions to a third party processor (Processor). We are related to the Processor by a common shareholder and director. Payments to the Processor under this agreement were $893 and $1,037 for the three-month periods ended March 31, 2003 and 2002, respectively. Also, we paid $36 and $1 in each of those same periods to the law firm of a member of the Board of Directors for various legal services. As of March 31, 2003, we had amounts outstanding of $267 and $46 to the Processor and law firm, respectively.

               In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard Communications, LLP (Boulevard), a competitive access provider jointly owned by us and a company in the Armstrong Group (which is related to us by a common shareholder and director). Total revenues recognized from providing services to Boulevard were approximately $6 and total expenses incurred from receiving services from Boulevard were approximately $68 and $56, for the three-month periods ended March 31, 2003 and 2002, respectively. We also provide in the ordinary course of business telecommunication and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $115 and $110, for those same periods, respectively. The amounts outstanding from and/or due to Boulevard and the companies in the Armstrong Group were negligible as of March 31, 2003.

(4)          Recent Accounting Pronouncements

               In June of 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The Company adopted this pronouncement on January 1, 2003. SFAS No. 143 requires that we record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development, and/or normal use of the assets. We would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial statements.

               In June of 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity’s commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

(5)          Subsequent Event

               In April of 2003, the Company instituted a workforce reduction program at its North Pittsburgh subsidiary. This program consists of both layoffs and early retirement incentives. The Company expects that the North Pittsburgh workforce will be reduced by approximately 36 people, or 15%, if the maximum number of eligible persons accept the early retirement package. The Company believes that the workforce reduction program will have no material effect on its cash flow for the full year 2003 because the Company believes prospective payroll and insurance reductions should offset the severance obligations. However, the Company does expect to incur non-cash curtailment charges of between $1,350 to $1,800 (or five to seven cents a share after tax) associated with the acceleration of pension and postretirement healthcare obligations, if the maximum number of early retirement packages is accepted. All such charges are expected to be recorded in the second quarter of 2003 whereas the benefits of the reduced payroll and insurance costs savings will be experienced in subsequent quarters.

PART I

Item 2.  Management’s Discussion and Analysis of Financial Condition
 and Results of Operations
(Amounts in Thousands Except Per Share Data and Operating Statistics)

Cautionary Language Concerning Forward-Looking Statements

          In addition to historical information, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Section 27A) and Section 21E of the Securities Exchange Act of 1934 (Section 21E) regarding events, financial trends and critical accounting policies that may affect our future operating results, financial position and cash flows. We intend that such forward-looking statements be subject to the safe harbors within Section 27A and Section 21E as provided by the Private Securities Litigation Act of 1995.

          Forward-looking statements are generally accompanied by words such as “believes”, “anticipates”, “expects”, “estimates”, “intends” or similar words or expressions. Such statements are based on our assumptions and estimates and are subject to risks and uncertainties. You should understand that various factors, including (but not limited to) those items discussed below and elsewhere in this document, could cause our actual results to differ materially from the results expressed in or implied by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

          While the below list of risks and uncertainties is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

•	a change in economic conditions in the markets in which we operate;

•	government and regulatory policies at both the federal and state levels;

•	unanticipated higher capital spending for, or delays in, the deployment of new technologies;

•	the pricing and availability of equipment, materials and inventories;

•	changes in the competitive environment in which we operate, including the intensity of competitive activity, pricing pressures and new and/or alternative product offerings;

•	our ability to continue to successfully penetrate our edge-out markets.

          In addition, the Company also provided in Note 5 to the Condensed Consolidated Financial Statements an estimate as to the future financial statement impact of a workforce reduction program instituted in April of 2003. The preliminary estimates provided are as of the date of this Quarterly Report on Form 10-Q, and are dependent upon a number of factors, including: (i) the ultimate number of persons accepting the early retirement package; (ii) the discount rate to be used in calculating the pension and postretirement healthcare curtailment charges at the re-evaluation date of those respective plans, estimated to be May 31, 2003; and (iii) the market value of the pension plan’s assets on its re-evaluation date. Any significant changes from the preliminary estimates used by the Company could cause the actual impact of the workforce reduction program to differ materially from that expressed in Note 5.

Overview

          North Pittsburgh Systems, Inc., organized May 31, 1985, is a holding company and has no operating function. Its predecessor, North Pittsburgh, a telephone public utility incorporated in 1906, became a wholly-owned subsidiary of the Registrant on May 31, 1985. Penn Telecom became a wholly-owned subsidiary of the Registrant on January 30, 1988. Prior to this date, Penn Telecom was a wholly-owned subsidiary of North Pittsburgh. Penn Telecom is certificated as a Competitive Access Provider (CAP), a Competitive Local Exchange Carrier (CLEC) and an Interexchange Carrier (IXC) and has entered into these businesses. Pinnatech, a wholly-owned subsidiary of the Registrant, formed in 1995, principally provides Internet and broadband related services. The Registrant, North Pittsburgh, Penn Telecom and Pinnatech operate under the provisions of the Pennsylvania Business Corporation Law.

                  North Pittsburgh Telephone Company

                  North Pittsburgh, our Incumbent Local Exchange Carrier (ILEC), was founded in 1906 and operates in an approximate 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. North Pittsburgh provides service to approximately 76,300 business and residential access lines in its territory. Over the past decade, North Pittsburgh’s territory has experienced very robust population growth due to the continued expansion of suburban communities into the southern portions of the North Pittsburgh serving area, with the southernmost point of North Pittsburgh’s territory only 12 miles from the City of Pittsburgh. According to the most recent census, the population in North Pittsburgh’s service territory grew 14.3% from 1990 to 2000.

                  North Pittsburgh operates a 100% digital switching network, comprised of nine central offices and 93 carrier serving areas (CSAs). The core of the network consists of two main host switches, a Nortel DMS 500 and a Nortel DMS 100. The CSA architecture was implemented over the past seven years as part of North Pittsburgh’s extensive network modernization plan. The current CSA architecture, in which nearly all loop lengths are kept to 12,000 feet or less, has allowed North Pittsburgh to be able to provide digital subscriber line (DSL) over 99% of its access lines. In addition, fiber has been deployed extensively throughout the network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links as well as the majority of business parks within the North Pittsburgh serving area. We believe that North Pittsburgh’s network is built for the future, in which the ability to satisfy the growing customer demand for broadband and multi-megabit services will be a key critical success factor.

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

                  Penn Telecom operates an extensive SONET network with over 300 route miles of fiber optic facilities in the metro market. Penn Telecom has physical collocation in 27 Verizon central offices and one Sprint central office and primarily serves its customers using unbundled network element (UNE) loops. Twenty-six of these collocations are connected to Penn Telecom’s SONET network using a combination of leased and owned fiber optic facilities. Penn Telecom has also deployed a next-generation switching system to support its rapidly growing Integrated Services Digital Network (ISDN) primary rate interface (PRI) service, achieving significant cost reductions over traditional switching systems. In the Pittsburgh market, a carrier hotel operated by Penn Telecom serves as the hub for the fiber optic network. In addition, Penn Telecom also offers space in the carrier hotel to internet service providers (ISPs), IXCs, other CLECs and other customers who need a carrier-class location to house voice and data equipment as well as gain access to a number of networks, including Penn Telecom’s. In the City of Butler, Penn Telecom has overbuilt a portion of the Sprint distribution plant in the central business district and continues to expand these facilities as it increases its penetration of the Butler area business market.

                  Penn Telecom’s sales strategy has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and up-scale apartment/townhouse communities (also referred to as multiple dwelling units, or MDUs), offering local and long distance voice services as well as DSL. Due to its extensive facilities based network containing fiber, Penn Telecom is also able to compete against Verizon and other CAPs to offer transport facilities via high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other CLECs. As of March 31, 2003, Penn Telecom served 18,931 dial tone access lines and 18,537 access line equivalents1, for a grand total of 37,468 equivalent access lines2 served.

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

[1] Access line equivalents represent a conversion of data circuits to an access line basis and is presented for comparability purposes. Equivalents are calculated by converting data circuits (basic rate interface (BRI), PRI, DSL, DS-1 and DS-3) and SONET-based (optical) services (OC-3) to the equivalent of an access line. While the revenues generated by access line equivalents have a directional relationship with these counts, growth rates cannot be compared on an equivalent basis.

[2] Equivalent access lines include dial tone access lines and access line equivalents.

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

          For a more complete understanding of our business, industry, principal services rendered, properties and other interests, we suggest you read our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There have been no significant changes in the mode of conducting business or the properties owned by the Company or its subsidiaries since the filing of that Form 10-K report. Current updates to the regulatory environment under which our subsidiaries operate can be found below in the “Regulatory Matters” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

          The following discussion should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, included in this quarterly report and with our audited financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

          Net earnings for the three-month period ended March 31, 2003 were $3,478, or $.23 per share, compared to net earnings of $3,246, or $.22 per share, for the comparable prior year period. These fluctuations were attributable to the following factors:

                    Operating Revenues

                    Total operating revenues increased $1,966, or 8.5%, in the three-month period ended March 31, 2003 over the comparable period in 2002. This increase was primarily the result of increases in local network services revenues of $628 (11.7%), long distance and access services revenues of $1,227 (8.4%) and other operating revenues of $292 (12.6%), offset partially by a decrease in directory advertising, billing and other services revenues of $104 (29.6%) and a decrease in telecommunication equipment sales of $77 (12.7%).

                    Increases in local network services revenues of $628, or 11.7%, were mostly attributable to the growth in Penn Telecom’s access lines and PRIs. Penn Telecom’s local dial tone and vertical features revenues increased by $304 due to continued successful penetration south of North Pittsburgh’s territory in the City of Pittsburgh and surrounding areas as well as north of North Pittsburgh’s territory in the City of Butler and its surrounding areas. Penn Telecom’s access lines installed increased from 11,091 as of March 31, 2002 to 18,931 as of March 31, 2003. In addition, revenues at Penn Telecom for PRI circuits grew approximately $149 as circuits increased from 188 as of March 31, 2002 to 442 as of March 31, 2003. In association with the growth in terminating traffic generated by the above mentioned increase in access lines and PRIs, local reciprocal compensation revenues increased $101 from the prior year period. Finally, at North Pittsburgh, vertical feature revenues increased $51 due to a promotional campaign in the first quarter of 2003.

                    The increase in long distance and access services revenues of $1,227, or 8.4%, was attributable to increases in access revenues, high capacity circuits sold (special access revenues) and toll revenues. The $824 increase in access revenues was mostly due to an increase in minutes of use (MOUs) generated by the growth in Penn Telecom’s access lines and switched circuits. In addition, North Pittsburgh’s interstate access revenues increased as a result of changes in the National Exchange Carrier Association (NECA) average schedule settlement formula. Special access revenues increased $161, mostly as a result of increases at Penn Telecom in the number of DS-1 and DS-3 circuits sold. Overall toll revenues increased $242, reversing the trend of the last several quarters of period over period decreases. Penn Telecom’s toll revenues (combination of both intraLATA and interLATA toll) increased approximately $414 due to the overall growth in CLEC customers and the successful bundling of toll with local calling packages. In addition to gaining 7,840 access lines over the last twelve months, Penn Telecom has been able to increase its toll penetration of CLEC dial tone customers from 78% as of March 31, 2002 to 88% as of March 31, 2003. North Pittsburgh has experienced a decrease in its intraLATA toll revenues over the last several years, mostly as a result of a decrease in market share and loss of MOUs to such competition as wireless and alternative communication technologies such as e-mail. In addition, the average billed rate for existing customers declined due to increased subscriptions to lower cost calling plans, which were developed over the past several years to meet the competitive environment. However, North Pittsburgh’s decrease of approximately $172, or 7.7%, from the prior year first quarter has moderated from decreases of 12.7% and 16.3%, respectively, for full year 2002 and 2001 toll revenues, mostly as a result of greater price stabilization in the market.

                    The increase in other operating revenues of $292, or 12.6%, was primarily due to the growth in DSL revenues of approximately $378 as combined DSL lines (both wholesale and retail) increased from 5,477 as of March 31, 2002 to 8,121 as of March 31, 2003. This increase in DSL revenues was partially offset by the prior year period containing a positive settlement of previously written off accounts. As communicated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company did recognize in the first quarter of 2003 a recovery of $253 of previously written off WorldCom intrastate receivables. However, this positive recovery was more than offset by reductions in revenue related to the establishment of a reserve of $271 for the pre-petition amounts outstanding due from Leap Wireless and a regional ISP, both of which filed for bankruptcy in April of 2003.

                    The decrease in directory advertising, billing and other services revenues of $104, or 29.6%, was mostly due to a decrease of $112 in directory advertising revenue. The decrease was the result of the expectation of a lower settlement for the 2002 book than originally estimated, due to higher uncollectibles and credits to customers, and an associated reduction in the revenue estimates for the 2003 book. North Pittsburgh and its directory partner continue to operate not only in a very competitive market but also in a relatively soft advertising market due to general economic conditions. We believe that full year 2003 directory advertising revenues will decrease between $150 to $200 from the 2002 level, with revenue levels moderating thereafter.

                    Operating Expenses and Net Operating Income

                    Total operating expenses increased $2,410, or 14.0%, in the three-month period ended March 31, 2003 over the comparable period in 2002. The change was primarily the result of increases in network and other operating expenses of $1,929 (16.8%), depreciation and amortization expenses of $295 (6.7%) and state and local taxes of $220 (25.6%), offset partially by a minor decrease in telecommunications equipment expenses of $34 (8.5%).

                    The increase in network and other operating expenses of $1,929, or 16.8%, was due to several factors, one of which was a $737 increase in operational expenses at Penn Telecom. This increase was mostly due to the underlying growth in Penn Telecom’s CLEC variable costs associated with the overall growth in access line equivalents and revenue. UNE costs in the first quarter of 2003 for non-facilities based access lines, broadband circuit costs and DSL costs increased approximately $405 from the comparable prior year period to support the overall growth in the network, access lines, high capacity circuits and DSL lines in service. In addition, personnel and sales expenses grew approximately $394 in order to support the revenue and organizational growth.

                    At North Pittsburgh, network and other operating expenses for the three-month period ended March 31, 2003 increased $932 from the prior year comparable period. The majority of the increase related to an approximate $650 increase in benefit costs due to higher pension and healthcare expenses. Increases in corporate insurance premiums and Universal Service Fund (USF) contributions, along with decreases in the amount of capitalized labor due to lower overall construction levels, also contributed to the increase in network and other operating expenses.

                    At Pinnatech, network and other operating expenses for the three-month period ended March 31, 2003 increased $218 from the prior year comparable period. The increase was mostly attributable to the rise in network infrastructure expense and costs to provide DSL related to Pinnatech’s DSL and higher capacity broadband circuit growth.

                    The increase in depreciation and amortization expenses of $295, or 6.7%, was the result of an increase in the depreciable asset base (gross property, plant and equipment) of 4.3% over the March 31, 2002 balance. Furthermore, a higher ratio of the new additions are data centric equipment, which have shorter useful lives then the Company’s existing average depreciable base.

                    The increase in state and local taxes of $220, or 25.6%, was attributable to increases in a variety of taxes, including the public utility realty tax assessment (PURTA) tax, gross receipts tax (which grows as intrastate revenues increase), capital stock tax, and payroll related taxes.

                    Overall, the increase in total operating revenues of $1,966, coupled with the increase in total operating expenses of $2,410, resulted in a 7.4% decrease in net operating income for the three-month period ended March 31, 2003 over the comparable prior year period.

                    Other Items

                    Interest expense decreased for the three-month period ended March 31, 2003 by $366 due to the prepayment of Rural Telephone Bank (RTB) notes in December of 2002. Interest income decreased $95 due to lower temporary investment balances, as a result of the above mentioned debt prepayment, as well as the general decrease in short-term money market rates for temporary investments. The $567 change in Sundry Income, Net was due to two main factors, one of which was a $212 increase in equity income from our investments in three wireless partnerships. The prior year comparable period also included $400 of costs expended by the Company in exploring strategic alternatives and business arrangements.

Liquidity and Capital Resources

	March 31 2003	December 31 2002

Cash and temporary investments	$20,510	$22,244
Working capital	$20,817	$21,737
Long-term debt (including current maturities)	$30,081	$30,852

          Cash and temporary investments were $20,510 at March 31, 2003 as compared to $22,244 at December 31, 2002. The decrease was due to the annual contribution made to the North Pittsburgh retirement plan in the amount of $991, the annual estimated gross receipts tax payments made in the amount of $1,496 and the $3,564 expended for financing activities, which includes cash dividends and the scheduled repayments of debt and capital lease obligations, during the first quarter of 2003. In addition, the Company has internally funded 100% of the $2,621 of expenditures for property and equipment during the first quarter of 2003. These cash outlays were partially offset by cash flows from operations.

          Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, dividend payment dates and other predictable cash needs. We expect to continue the investment of such excess funds throughout 2003, which should enable us to satisfactorily meet all short-term obligations.

          Working capital levels at March 31, 2003 decreased $920 from December 31, 2002, mostly due to the fact that some of the cash outflows mentioned above, such as the annual contribution to the North Pittsburgh retirement plan and the $1,013 in scheduled debt and capital lease obligations, reduced long-term liabilities.

          The decrease in long-term debt was a result of the scheduled $771 of principal repayments in the three-month period ended March 31, 2003. As mentioned above, we funded 100% of our first quarter 2003 expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at March 31, 2003 to the FFB under this loan was $30,081, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of March 31, 2003 was $34,764. North Pittsburgh can make draws against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of March 31, 2003, North Pittsburgh had approximately $2,396 of qualified capital expenditures that were eligible to be drawn against this facility.

          The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which have a net book value of approximately $107,000, are subject to the FFB lien or security interest. Such mortgage agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels, and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholder or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, $6,958 of North Pittsburgh’s retained earnings were available for dividends to the Registrant as of March 31, 2003. Taking into consideration the North Pittsburgh restrictions, consolidated retained earnings of approximately $35,852 were available for dividends and other distributions to our shareholders as of March 31, 2003.

          North Pittsburgh also has available through June of 2004 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1½%. No borrowings have taken place against the line of credit.

          A summary of our contractual obligations and commitments as of March 31, 2003 is as follows:

	Debt Principal	Capital Lease*

Remainder of 2003	$2,314	$1,194
2004	3,085	1,592
2005	3,085	1,450
2006	3,085	1,272
2007	3,085	1,254
Thereafter	15,427	3,108

*Represents total minimum lease commitments (interest and executory costs are included).

          Consolidated capital expenditure commitments for the purchase and installation of new equipment at March 31, 2003 amounted to approximately $824, with such amount being part of the 2003 construction program, which is projected to be in the range of $11,500 to $12,500.

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

                    Revenue Recognition

                    Revenues are recognized when local network, long distance, and access services are provided. Local service and intrastate long distance and access service revenues are subject to the jurisdiction of the Pennsylvania Public Utility Commission (PA PUC). North Pittsburgh participates in interstate pooling arrangements with other telephone companies. Such pools are funded by access service charges regulated by the Federal Communications Commission (FCC). Revenue earned through pooling is initially recorded based on estimates. North Pittsburgh has settled substantially all access service arrangements through 2000. Revenues from equipment sales are recorded after equipment has been installed and accepted by the customer.

                    Impairment of Long-Lived Assets

                    Based upon the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment (if any) is made based on estimates of future undiscounted cash flows. We have determined, based on our reviews, that there had been no impairment to the carrying value of such assets in 2002 or for the three-month period ended March 31, 2003.

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

                    Pension and Other Postretirement Benefits

                    We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87 and SFAS No. 106. The key assumptions used in making these calculations are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plan, which is influenced by historical averages. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

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

          In 1996, Congress passed the Telecommunications Act of 1996 (the 1996 Act), which has the goal of opening the telecommunications industry to further competition for all services. The 1996 Act prohibits state legislative or regulatory restrictions or barriers to entry regarding the provision of local telephone service. It also requires most ILECs to interconnect with the networks of other telecommunications carriers, unbundle their services into network elements, offer their telecommunications services at wholesale rates to allow the resale of such services and allow other telecommunications carriers to locate equipment on their premises. Local exchange telephone carriers are also required to compensate each other for the transport and termination of calls.

          The FCC has issued a number of Rulemakings that continue to implement the requirements of the 1996 Act. The clear intent of the 1996 Act was to open up the local exchange market to competition. The 1996 Act appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its services at wholesale rates, provide number portability, dialing parity, interconnection to any requesting carrier and access to network elements.

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

          On January 15, 2003, the PA PUC denied the request for the extension of the suspension. In response to the PA PUC denial, North Pittsburgh and other rural companies on January 30, 2003 filed a Petition for Clarification and Modification of the denial order. The Petition asked for clarification and modification of portions of the order in regard to the potential future issues dealing with burden of proof when reviewing whether to remove a rural exemption. In addition, on February 14, 2003, North Pittsburgh and other rural companies also filed a Petition for Review in the Commonwealth Court of Pennsylvania, which requests that the court reverse the PA PUC decision as the order was not supported by the evidence, was contrary to law and was arbitrary and capricious. The PA PUC acted on the Petition for Clarification and Modification on March 21, 2003 granting it in part and confirming that the burden of proof in a proceeding challenging a rural exemption rests with the competitor. The PA PUC also clarified that total economic burden in a Section 251 proceeding includes consideration of the economic burden typically associated with competitive entry. As a result of the PA PUC Clarification Order, North Pittsburgh and the other rural companies filed, on May 1, 2003, a request with the Commonwealth Court to discontinue the appeal of the denial order. While North Pittsburgh no longer retains its previous suspension of certain interconnection obligations, it still retains its rural exemption under the 1996 Act as mentioned above.

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

          Effective January 22, 2001, North Pittsburgh moved from ROR regulation in the intrastate jurisdiction to an alternative form of regulation, which is a price cap plan. Under North Pittsburgh’s price cap plan, rates for non-competitive intrastate services are allowed to increase based on an index that measures economy-wide price increases less a productivity offset. There is no limitation on earnings under this plan. The terms of the plan also allow North Pittsburgh to rebalance rates once each year to allow North Pittsburgh to gradually realign its intrastate rate structure on a more rational cost and market basis in order to meet future competition. In addition, as competition develops in the future, North Pittsburgh may file with the PA PUC to declare certain services competitive and thereby be freed from all rate regulation for those services. In return for approval of the alternative form of regulation, North Pittsburgh has committed to continue to upgrade its network in the future to ensure that all its customers will have access to broadband services. On April 30, 2003, North Pittsburgh filed its annual Price Stability Mechanism (PSM) compliance filing under its approved price cap plan. While the application of the PSM formula in the plan normally would have required North Pittsburgh to reduce some rates for non-competitive services resulting in an annual revenue decrease of approximately $160, this decrease has been proposed to be offset for 24 months until North Pittsburgh recovers those intrastate uncollectible revenues that were experienced in 2002 due to the Global Crossing and WorldCom bankruptcies. Exogenous event claims, such as this proposal to recoup intrastate uncollectible losses not generally reflected in the Gross Domestic Product-Price Index, are permitted under the North Pittsburgh PSM. North Pittsburgh expects the PA PUC, who must approve the claim, to rule on the filing sometime in the second quarter.

          The provision of intrastate toll and access services is subject to regulatory scrutiny by the PA PUC. Terms, conditions and rates for intrastate toll and access services are filed in intrastate tariffs for PA PUC review and approval.

          On September 30, 1999, the PA PUC issued an Order dealing with a variety of issues impacting LECs in Pennsylvania. Referred to as the Global Order, it dealt with certain issues that affected North Pittsburgh. Specifically, the Order allowed North Pittsburgh to rebalance and lower access charges in order to prepare North Pittsburgh to meet competition in its serving area. The reduction in access charges was offset in part by reimbursements from an interim PA Universal Service Fund (PA USF) that is funded by all telecommunications providers (excluding wireless) in the State. Because the rebalancing and reduction of access charges were offset by reimbursement from the fund, North Pittsburgh has not experienced any significant impact on operations or revenues as a result of the Global Order. The PA PUC, in the Global Order, indicated that it would commence another proceeding on or after January 2, 2001 to examine further changes to the PA USF and possible additional access charge reform. By Secretarial Letter dated February 1, 2002, the PA PUC granted a coalition of rural telephone companies, including North Pittsburgh, a ninety (90) day extension until April 15, 2002 in which to submit a proposal to the PA PUC outlining proposed changes in access charges and the fund along with a timeline for these changes. The rural coalition submitted its proposal on April 15, 2002. Other parties also submitted proposals, including the local exchange carrier division of Sprint.

          Upon review of the initial proposals filed in the access charge reform proceeding, the rural coalition and Sprint, through negotiation, combined and then on December 16, 2002 filed a Joint Access Proposal in Response to the Access Charge Investigation. The Joint Access Proposal was supported in filed statements by the PA Office of Consumer Advocate, the PA Office of Small Business Advocate and the PA PUC Office of Trial Staff. Under the Joint Access Proposal, the PA USF would generally continue through 2005 with only minor changes. The proposed plan allows for all the local exchange companies in Pennsylvania, with the exception of Verizon and Verizon North, to continue gradual revenue neutral rate rebalancings. As proposed, companies would be allowed to reduce access charges and offset the reductions through increases in local rates or by increased disbursements from the PA USF. In an Order entered May 5, 2003, the PA PUC assigned the Joint Access Proposal to the Office of Administrative Law Judge (OALJ) to hold evidentiary hearings. The report by the OALJ and final action by the PA PUC on the Joint Access Proposal are expected before the end of 2003. Because the outcome of the proceeding is unknown, we are unable to determine the effect on our operations and revenues.

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

Recent Accounting Pronouncements

          In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The Company adopted this pronouncement on January 1, 2003. SFAS No. 143 requires that we record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial statements.

          In June of 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of entity’s commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

PART I

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

          There have been no material changes in reported market risks faced by the Company since the end of the preceding fiscal year on December 31, 2002.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within ninety (90) days of the filing date of this Quarterly Report on Form 10-Q, and, based on their evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

Exhibits Index for Quarterly Reports on Form 10-Q

Exhibit Number	Subject	Applicability

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

(3) (i)	Articles of Incorporation	Provided in Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and Incorporated Herein by Reference.

(3) (ii)	By-Laws	Provided in Annual Report on Form 10-K for the year ended December 31, 1998 and Incorporated Herein by Reference.

(4)	Instruments defining the rights of security holders including indentures	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference.

(10)	Material Contracts	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Incorporated Herein by Reference.

(11)	Statement of computation of earnings per share	Attached Hereto

(15)	Letter re unaudited interim financial information	Not Applicable

(18)	Letter re change in accounting principles	Not Applicable

(19)	Report furnished to security holders	Not Applicable

(22)	Published report regarding matters submitted to a vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of attorney	Not Applicable

Exhibit Number	Subject	Applicability

(99.1)	Certification of Quarterly Report by the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(99.2)	Certification of Quarterly Report by the Vice President, Treasurer, Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

	(b)	Reports on Form 8-K

We furnished a Report on Form 8-K, dated January 8, 2003, reporting under “Item 5. Other Events” the expansion of the Company’s Board of Directors from seven (7) to eight (8) members and the subsequent election of Frederick J. Crowley to fill the new position.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH PITTSBURGH SYSTEMS, INC.

(Registrant)

/s/ H. R. BROWN
Date	May 14, 2003
H. R. Brown, President and Chief Executive Officer

/s/ A. P. KIMBLE
Date	May 14, 2003
A. P. Kimble, Vice President, Treasurer, and Chief Financial and Accounting Officer

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

Date:  May 14, 2003

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

Date:  May 14, 2003

/s/ A. P. KIMBLE

A. P. Kimble Vice President, Treasurer and Chief Financial and Accounting Officer