Form 10-Q
period 2003-06-30
NORTH PITTSBURGH SYSTEMS INC
filed 2003-08-14
CIK 764765

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

YES    ☒      NO  ☐

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of July 30, 2003 was 15,005,000.

PART I

FINANCIAL INFORMATION

Independent Auditors’ Review Report

The Board of Directors
North Pittsburgh Systems, Inc:

                  We have reviewed the accompanying condensed consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries as of June 30, 2003, the related condensed consolidated statements of earnings for the three and six-month periods ended June 30, 2003 and 2002 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

KPMG LLP

Pittsburgh, Pennsylvania
July 25, 2003

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)
(Amounts in Thousands – Except Per Share Data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002
Operating revenues:
Local network services	$6,326	$5,540	$12,299	$10,885
Long distance and access services	16,387	14,526	32,138	29,050
Directory advertising, billing & other services	370	342	618	693
Telecommunication equipment sales	514	501	1,044	1,108
Other operating revenues	2,604	1,627	5,222	3,954

Total operating revenues	26,201	22,536	51,321	45,690

Operating expenses:
Network and other operating expenses	16,217	11,932	29,657	23,441
Depreciation and amortization	4,729	4,416	9,413	8,806
State and local taxes	956	782	2,035	1,641
Telecommunication equipment expenses	382	356	748	756

Total operating expenses	22,284	17,486	41,853	34,644

Net operating income	3,917	5,050	9,468	11,046

Other expense (income), net:
Interest expense	538	897	1,086	1,811
Interest income	(47)	(139)	(105)	(292)
Sundry (income) expense, net	(765)	515	(1,630)	217

	(274)	1,273	(649)	1,736

Earnings before income taxes	4,191	3,777	10,117	9,310

Provision for income taxes	1,726	1,556	4,174	3,842

Net earnings	$2,465	$2,221	$5,943	$5,468

Weighted average common shares outstanding	15,005	15,005	15,005	15,005

Basic and diluted earnings per share	$.16	$.15	$.40	$.36

Dividends per share	$.17	$.17	$.34	$.34

See accompanying notes to condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Amounts in Thousands)

ASSETS	(Unaudited) June 30 2003	Dec. 31 2002

Current Assets:
Cash and temporary investments	$19,245	$22,244
Marketable securities available for sale	412	361
Accounts receivable:
Customers, net of allowance for doubtful accounts of $463 and $470, respectively	5,311	5,274
Access service settlements and other	8,131	7,729
Prepaid expenses	914	644
Inventories of construction and operating materials and supplies	2,110	2,160
Prepaid taxes other than income taxes	598	—
Federal and state income taxes	1,610	—
Deferred income taxes	2,402	1,882

Total current assets	40,733	40,294

Property, plant and equipment:
Land	475	475
Buildings	13,709	13,697
Equipment	185,698	181,294
Assets held under capital lease	10,363	10,363

	210,245	205,829
Less accumulated depreciation and amortization	123,231	114,721

	87,014	91,108
Construction-in-progress	2,934	3,131

Total property, plant and equipment, net	89,948	94,239

Investments	13,652	13,526
Intangible asset	831	1,039
Other assets	1,276	1,305

Total assets	$146,440	$150,403

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Amounts in Thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY	(Unaudited) June 30 2003	Dec. 31 2002

Current liabilities:
Current portion of long-term debt	$3,085	$3,085
Obligation under capital lease	1,034	996
Accounts payable	7,200	7,215
Dividend payable	2,551	2,551
Other accrued liabilities	2,127	2,950
Federal and state income taxes	—	1,760

Total current liabilities	15,997	18,557

Long-term debt	26,225	27,767
Obligation under capital lease	6,085	6,611
Deferred income taxes	10,211	9,974
Accrued pension and postretirement benefits	12,900	10,919
Other liabilities	633	1,683

Total liabilities	72,051	75,511

Shareholders’ equity:
Capital stock-common stock, par value $.15625; authorized 50,000 shares; issued 15,040 shares and outstanding 15,005 shares	2,350	2,350
Capital in excess of par value	2,215	2,215
Retained earnings	73,098	72,257
Less cost of treasury stock (35 shares)	(508)	(508)
Accumulated other comprehensive loss	(2,766)	(1,422)

Total shareholders’ equity	74,389	74,892

Total liabilities and shareholders’ equity	$146,440	$150,403

See accompanying notes to condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Amounts in Thousands)

	For the Six Months Ended June 30
	2003	2002
Cash from operating activities:
Net earnings	$5,943	$5,468
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,413	8,806
Equity income of affiliated companies	(1,713)	(1,194)
Changes in assets and liabilities:
Accounts receivable	(439)	1,874
Inventories of construction and operating materials and supplies	50	65
Deferred financing costs, prepaid expenses and other assets	(241)	(82)
Prepaid taxes other than income taxes	(598)	(559)
Accounts payable	(15)	(1,511)
Other accrued liabilities	(1,873)	(861)
Accrued pension and postretirement benefits	(160)	9
Federal and state income taxes	(3,370)	(1,051)
Deferred income taxes	671	(312)
Other, net	93	117

Total adjustments	1,818	5,301

Net cash provided by operating activities	7,761	10,769

Cash used for investing activities:
Expenditures for property and equipment	(5,215)	(5,651)
Purchase of marketable securities available for sale	—	(71)
Investments in affiliated entities	(937)	—
Distributions from affiliated entities	2,524	—

Net cash used for investing activities	(3,628)	(5,722)

Cash used for financing activities:
Cash dividends	(5,102)	(5,102)
Payments of capital lease obligation	(488)	(446)
Retirement of debt	(1,542)	(2,056)

Net cash used for financing activities	(7,132)	(7,604)

Net decrease in cash and temporary investments	(2,999)	(2,557)
Cash and temporary investments at beginning of period	22,244	35,299

Cash and temporary investments at end of period	$19,245	$32,742

Interest paid	$1,095	$1,785

Income taxes paid	$6,880	$5,211

See accompanying notes to condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in Thousands)

(1)      Basis of Presentation and Consolidation

         The condensed consolidated financial statements included herein have been prepared by North Pittsburgh Systems, Inc. (hereafter referred to as the Registrant, the Company, we, us or our), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Company’s wholly-owned subsidiaries, North Pittsburgh Telephone Company (North Pittsburgh), Penn Telecom, Inc. (Penn Telecom) and Pinnatech, Inc. (Pinnatech). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments necessary to present fairly the results of operations for the interim periods have been reflected. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report to the Securities and Exchange Commission on Form 10-K.

         Certain amounts in the Company’s 2002 condensed consolidated financial statements have been reclassified to conform with the presentation of its 2003 condensed consolidated financial statements. In addition, as of December 31, 2002, we have reclassed certain intraLATA settlement amounts due other telecommunication providers from a contra revenue to an operating expense to conform with current accounting and industry presentation. The reclassification increased both operating revenues and operating expenses by $598 for the three-month period and $1,241 for the six-month period ended June 30, 2002 from that reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2003	2002	2003	2002
Net income	$2,465	$2,221	$5,943	$5,468
Unrealized gain on marketable securities including reclassification adjustments, net of tax	36	54	30	43
Minimum pension liability adjustment, net of tax	(1,374)	—	(1,374)	—

Comprehensive income	$1,127	$2,275	$4,599	$5,511

(3)      Transactions with Related Parties

         In 1998, we entered into an agreement to outsource certain data processing functions to a third party processor (Processor), which is a member of the Armstrong Group of Companies (the Armstrong Group). We are related to the Armstrong Group by a common shareholder and director. Payments to the Processor under this agreement were $1,857 and $1,881 for the six-month periods ended June 30, 2003 and 2002, respectively. Also, we paid $39 and $282 in each of those same periods to the law firm of a member of the Board of Directors for various legal services. As of June 30, 2003, we had amounts outstanding of $540 and $49 to the Processor and law firm, respectively.

         In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard Communications, LLP (Boulevard), a competitive access provider jointly owned by us and a company in the Armstrong Group (which is related to us by a common shareholder and director). Total revenues recognized from providing services to Boulevard were approximately $13 for both six-month periods and total expenses incurred from receiving services from Boulevard were approximately $128 and $111, for the six-month periods ended June 30, 2003 and 2002, respectively. We also provide in the ordinary course of business telecommunication and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $118 and $160, for those same periods, respectively. The amounts outstanding from and/or due to Boulevard and the companies in the Armstrong Group were negligible as of June 30, 2003.

(4)      Workforce Reduction

         During the second quarter of 2003, the Company instituted a workforce reduction program at its North Pittsburgh subsidiary. This program consisted of both layoffs and early retirement incentives and reduced the North Pittsburgh workforce by 37 people, or 15%. The Company recorded $1,076 in severance charges during the second quarter of 2003, all of which was paid prior to June 30, 2003. As such, no severance accrual remained as of June 30, 2003.

         Because of the workforce reduction program, the Company also recorded curtailment charges and completed a re-measurement of its obligations under its pension and postretirement healthcare plans. Curtailment charges totaling $1,583 were recorded in the second quarter of 2003. Both the $1,076 in severance charges and $1,583 in curtailment charges were recorded in the “Network and other operating expenses” line item on the Company’s Condensed Consolidated Statement of Earnings.

         As a result of the re-measurement of the Company’s pension plan, the Company also recorded adjustments to shareholders’ equity (via the “Accumulated other comprehensive loss” line item) and intangible asset. Accounting rules provide that if, at any plan measurement date, the fair value of plan assets is less than the plan’s accumulated benefit obligation (ABO), the sponsor must establish a liability at least equal to the amount by which the ABO exceeds the fair value of plan assets. The liability must be offset by the recognition of an intangible asset and/or charge against shareholders’ equity. Due to the retirement of 16 people as a result of the workforce reduction and a change in the discount rate used for measurement purposes from 6.5% as of December 31, 2002 to 6.0% as of May 31, 2003, the date of the re-measurement, an additional after tax amount of $1,374 was charged as a reduction to shareholders’ equity. As a result, a total after tax minimum pension liability adjustment of $2,767 was recorded on the Company’s Condensed Consolidated Balance Sheet (within the “Accumulated other comprehensive loss” line item) as of June 30, 2003 as compared to $1,393 as of December 31, 2002. In addition, the intangible asset balance decreased from $1,039 as of December 31, 2002 to $831 as of June 30, 2003 due to a decrease in unrecognized prior service costs from the curtailment.

(5)     Recent Accounting Pronouncements

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

         In June of 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of the entity’s commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

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

North Pittsburgh Telephone Company

                    North Pittsburgh, our Incumbent Local Exchange Carrier (ILEC), was founded in 1906 and operates in an approximate 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. North Pittsburgh provides service to approximately 76,000 business and residential access lines in its territory. Over the past decade, North Pittsburgh’s territory has experienced very robust population growth due to the continued expansion of suburban communities into the southern portions of the North Pittsburgh serving area, with the southernmost point of North Pittsburgh’s territory only 12 miles from the City of Pittsburgh. According to a recent census, the population in North Pittsburgh’s service territory grew 14.3% from 1990 to 2000.

                    North Pittsburgh operates a 100% digital switching network, comprised of nine central offices and 93 carrier serving areas (CSAs). The core of the network consists of two main host switches, a Nortel DMS 500 and a Nortel DMS 100. The CSA architecture was implemented over the past seven years as part of North Pittsburgh’s extensive network modernization plan. The current CSA architecture, in which nearly all loop lengths are kept to 12,000 feet or less, has allowed North Pittsburgh to be able to provide digital subscriber line (DSL) service for over 99% of its access lines. In addition, fiber has been deployed extensively throughout the network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links as well as the majority of business parks within the North Pittsburgh serving area. We believe that North Pittsburgh’s network is built for the future, in which the ability to satisfy the growing customer demand for broadband and multi-megabit services will be a key critical success factor.

Penn Telecom

                    Penn Telecom furnishes telecommunication and broadband services south of North Pittsburgh’s territory to customers in Pittsburgh and its surrounding suburbs as well as north of North Pittsburgh’s territory in the City of Butler and its surrounding areas. Verizon is the ILEC in the Pittsburgh area while Sprint is the ILEC in Butler and its surrounding areas. Penn Telecom’s CLEC operation follows a true “edge-out” strategy, in which it has leveraged North Pittsburgh’s network, human capital skills and reputation in the surrounding markets.

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

                    Penn Telecom’s sales strategy has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and up-scale apartment/townhouse communities (also referred to as multiple dwelling units, or MDUs), offering local and long distance voice services as well as DSL. Due to its extensive facilities based network containing fiber, Penn Telecom is also able to compete against Verizon and other CAPs to offer transport facilities via high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other CLECs. As of June 30, 2003, Penn Telecom served 21,315 dial tone access lines and 19,503 access line equivalents1, for a grand total of 40,818 equivalent access lines2 served.

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

         For a more complete understanding of our business, industry, principal services rendered, properties and other interests, we suggest you read our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. There have been no significant changes in the mode of conducting business or the properties owned by the Company or its subsidiaries since the filing of

1  Access line equivalents represent a conversion of data circuits to an access line basis and are presented for comparability purposes. Equivalents are calculated by converting data circuits (basic rate interface (BRI), PRI, DSL, DS-1 and DS-3) and SONET-based (optical) services (OC-3) to the equivalent of an access line. While the revenues generated by access line equivalents have a directional relationship with these counts, growth rates cannot be compared on an equivalent basis.

2  Equivalent access lines include dial tone access lines and access line equivalents.

that Form 10-K report. Current updates to the regulatory environment under which our subsidiaries operate can be found below in the “Regulatory Matters” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The following discussion should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, included in this quarterly report and with our audited financial statements, and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Results of Operations for the Six Months Ended June 30, 2003 and 2002

         Net earnings for the six-month period ended June 30, 2003 were $5,943, or $.40 per share, compared to net earnings of $5,468, or $.36 per share, for the comparable prior year period. These fluctuations were attributable to the following factors:

Operating Revenues

         Total operating revenues increased $5,631, or 12.3%, in the six-month period ended June 30, 2003 over the comparable period in 2002. This increase was primarily the result of increases in local network services revenues of $1,414 (13.0%), long distance and access services revenues of $3,088 (10.6%) and other operating revenues of $1,268 (32.1%), offset partially by slight decreases in directory advertising, billing and other services revenues of $75 (10.8%) and telecommunication equipment sales of $64 (5.8%).

         Increases in local network services revenues of $1,414, or 13.0%, were mostly attributable to growth in Penn Telecom’s access lines and PRIs. Penn Telecom’s local dial tone and vertical features revenues increased by $572 due to continued successful penetration south of North Pittsburgh’s territory in the City of Pittsburgh and surrounding areas as well as north of North Pittsburgh’s territory in the City of Butler and its surrounding areas. Penn Telecom’s access lines installed increased from 13,046 as of June 30, 2002 to 21,315 as of June 30, 2003. In addition, revenues at Penn Telecom for PRI circuits grew approximately $383 as circuits increased from 228 as of June 30, 2002 to 473 as of June 30, 2003. In association with the growth in terminating traffic generated by the above mentioned increase in access lines and PRIs, local reciprocal compensation revenues increased $128 from the prior year period. Also, at North Pittsburgh, vertical features revenues increased $107 as a result of more intensive promotional campaigns in the current year period and local dial tone revenues increased $112 due to a revenue neutral rate re-balancing in April of 2003, which increased local residential rates and decreased intrastate access rates.

         The increase in long distance and access services revenues of $3,088, or 10.6%, was attributable to increases in access revenues, high capacity circuits sold (special access revenues) and toll revenues. The $2,400 increase in access revenues was mostly due to an increase in minutes of use (MOUs) generated by the growth in Penn Telecom’s access lines and switched circuits. North Pittsburgh’s interstate access revenues also increased as a result of changes in the National Exchange Carrier Association (NECA) average schedule settlement formula. In addition, the six-month period ended June 30, 2003 was favorably impacted by $427 in final inter-carrier settlement adjustments covering a two-year period. Special access revenues increased $284, mostly as a result of increases at Penn Telecom in the number of DS-1 and DS-3 circuits sold. Overall toll revenues increased $404, reversing the trend of the last several years of period over period decreases. Penn Telecom’s toll revenues (combination of both intraLATA and interLATA toll) increased approximately $760 due to the overall growth in CLEC customers and the successful bundling of toll with local calling packages. In addition to gaining 8,269 access lines over the last twelve months, Penn Telecom has been able to increase its toll penetration of CLEC dial tone customers from 79% as of June 30, 2002 to 88% as of June 30, 2003. North Pittsburgh has experienced a decrease in its intraLATA toll revenues over the last several years, mostly as a result of a decrease in market share and loss of MOUs to such competition as wireless and alternative communication technologies such as e-mail. In addition, the average billed rate for existing customers declined due to increased subscriptions to lower cost calling plans, which were developed over the past several years to meet the competitive environment. However, North Pittsburgh’s decrease of approximately $356, or 8.2%, from the prior year six-month period has moderated from decreases of 12.7% and 16.3%, respectively, for full year 2002 and 2001 toll revenues, mostly as a result of greater price stabilization in the market.

         The increase in other operating revenues of $1,268, or 32.1%, was primarily due to two factors, one of which was the growth in DSL revenues of approximately $751 as combined DSL lines (both wholesale and retail) increased from 6,116 as of June 30, 2002 to 8,670 as of June 30, 2003. As for the second factor, the prior year period included $501 in charges associated with the bankruptcies of WorldCom and Global Crossings. These charges were recorded by the Company as a reduction in revenue.

         Operating Expenses and Net Operating Income

         Total operating expenses increased $7,209, or 20.8%, in the six-month period ended June 30, 2003 over the comparable period in 2002. The change was primarily the result of increases in network and other operating expenses of $6,216 (26.5%), depreciation and amortization expenses of $607 (6.9%) and state and local taxes of $394 (24.0%), offset partially by a minor decrease in telecommunications equipment expenses of $8 (1.1%).

         The increase in network and other operating expenses of $6,216, or 26.5%, was due to several factors, one of which was a $1,528 increase in operational expenses at Penn Telecom. This increase was mostly due to the underlying growth in Penn Telecom’s CLEC variable costs associated with the overall growth in access line equivalents and revenue. UNE costs in the six-month period ended June 30, 2003 for non-facilities based access lines, broadband circuit costs and DSL costs increased approximately $764 from the comparable prior year period to support the overall growth in the network, access lines, high capacity circuits and DSL lines in service. In addition, personnel and sales expenses grew approximately $709 in order to support the revenue and organizational growth.

         At North Pittsburgh, network and other operating expenses for the six-month period ended June 30, 2003 increased $4,163 from the prior year comparable period. The largest contributing factor to the increase was $2,659 in charges recorded in association with a workforce reduction program. The charges consisted of $1,076 in severance and early retirement incentives, all of which was paid prior to June 30, 2003, and $1,583 in non-cash curtailment charges associated with the acceleration of pension and postretirement healthcare obligations. We expect to derive future quarterly cost reductions of approximately $550 as of result of this workforce reduction.

         In addition to the workforce reduction charges, there was an approximate $972 increase in benefit costs due to higher pension and healthcare expenses. Increases in corporate insurance premiums and Universal Service Fund (USF) contributions, along with decreases in the amount of capitalized labor due to lower overall construction levels, also contributed to the increase in network and other operating expenses.

         At Pinnatech, network and other operating expenses for the six-month period ended June 30, 2003 increased $428 from the prior year comparable period. The increase was mostly attributable to the rise in network infrastructure expense and costs to provide DSL related to Pinnatech’s DSL and higher capacity broadband circuit growth.

         The increase in consolidated depreciation and amortization expenses of $607, or 6.9%, was the result of an increase in the depreciable asset base (gross property, plant and equipment) of 4.7% over the June 30, 2002 balance. Furthermore, a higher ratio of the new additions reflected data centric equipment, which have shorter useful lives than the Company’s average depreciable base.

         The increase in state and local taxes of $394, or 24.0%, was attributable to increases in a variety of taxes, including the public utility realty tax assessment (PURTA) tax, gross receipts tax (which grows as intrastate revenues increase), capital stock tax, and payroll related taxes.

         Overall, the increase in total operating revenues of $5,631, coupled with the increase in total operating expenses of $7,209, resulted in a $1,578, or 14.3%, decrease in net operating income for the six-month period ended June 30, 2003 over the comparable prior year period.

         Other Items

         Interest expense decreased for the six-month period ended June 30, 2003 by $725 due to the prepayment of Rural Telephone Bank (RTB) notes in December of 2002 and the continued scheduled pay-down of the remaining Federal Financing Bank (FFB) notes. Interest income decreased $187 due to lower temporary investment balances, as a result of the above mentioned debt prepayment, as well as the general decrease in short-term money market rates for temporary investments. The $1,847 change in Sundry Income, Net was due to two main factors, a $494 increase in equity income for the current period from our investments in three wireless partnerships and $1,220 of costs expended by the Company in the prior year comparable period exploring strategic alternatives and business arrangements.

Results of Operations for the Three Months Ended June 30, 2003 and 2002

         Fluctuations in revenue and expenses for the three-month period ended June 30, 2003, as compared to the same quarterly period in 2002, were generally attributable to the same reasons discussed in the six-month comparisons above with the exceptions of the following:

         Other operating revenues increased $977, or 60.0%, for the three-month period ended June 30, 2003 as compared to the same quarterly period in 2002 versus a six-month year to date increase of 32.1%, as previously described. The higher rate of increase for the current year quarterly period as compared to the six-month year to date period was due to the $501 in charges taken by the Company in association with the WorldCom and Global Crossings bankruptcies that occurred in the second quarter of 2002.

         Network and other operating expenses increased $4,285, or 35.9%, for the three-month period ended June 30, 2003 as compared to the same quarterly period in 2002 versus a six-month year to date increase of 26.5%, as previously described. The higher rate of increase for the current year quarterly period as compared to the year to date period was due to the fact that all of the $2,659 in workforce reduction charges occurred in the second quarter of 2003.

Liquidity and Capital Resources

	June 30, 2003	December 31, 2002
Cash and temporary investments	$19,245	$22,244
Working capital	$24,736	$21,737
Long-term debt (including current maturities)	$29,310	$30,852

         Cash and temporary investments were $19,245 at June 30, 2003 as compared to $22,244 at December 31, 2002. The decrease was due to contributions made to the North Pittsburgh retirement plan totaling $2,991, the annual estimated gross receipts tax payments made in the amount of $1,496 and the $7,132 expended for financing activities, which included cash dividends and the scheduled repayments of debt and capital lease obligations, during the six-month period ended June 30, 2003. The $2,991 of contributions to the North Pittsburgh retirement plan consisted of the required minimum contribution of $991 made during the first quarter of 2003 and an elective additional tax deductible contribution of $2,000 made during the second quarter of 2003. In addition, the Company internally funded 100% of the $5,215 of year to date expenditures for property and equipment and incurred $1,076 in cash severance and early retirement incentives during the second quarter of 2003. These cash outlays were partially offset by cash flows from operations.

         Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, dividend payment dates and other predictable cash needs. We expect to continue the investment of such excess funds throughout 2003, which should enable us to satisfactorily meet all short-term obligations.

         Working capital levels at June 30, 2003 increased $2,999 from December 31, 2002, mostly due to operating cash flows continuing to be sufficient to reduce both short-term and long-term liabilities and a net cash flow of $1,587 from affiliated entities. The Company’s current income tax position changed from a $1,760 liability at December 31, 2002 to a $1,610 asset as of June 30, 2003, mostly as a result of the additional pension plan contribution of $2,000 and some of the employee workforce reduction charges of $2,659 being deductible against third quarter 2003 estimated tax payments.

         The decrease in long-term debt was a result of the scheduled $1,542 of principal repayments in the six-month period ended June 30, 2003. As mentioned above, we funded 100% of our 2003 year to date expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the RUS in the maximum principal amount of $75,000. The total amount outstanding at June 30, 2003 to the FFB under this loan was $29,310, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of June 30, 2003 was $34,764. North Pittsburgh can make draws against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of June 30, 2003, North Pittsburgh had approximately $2,263 of qualified capital expenditures that were eligible to be drawn against this facility.

         The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $102,000, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels, and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholder or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $7,478 of North Pittsburgh’s retained earnings were available for dividends to the Registrant as of June 30, 2003. Taking into consideration the North Pittsburgh restrictions, consolidated retained earnings of approximately $37,209 were available for dividends and other distributions to our shareholders as of June 30, 2003.

         North Pittsburgh also has available through June of 2004 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1½%. No borrowings have taken place against the line of credit.

         A summary of our contractual obligations and commitments as of June 30, 2003 is as follows:

	Debt Principal	Capital Lease*
Remainder of 2003	$1,543	$796
2004	3,085	1,592
2005	3,085	1,450
2006	3,085	1,272
2007	3,085	1,254
Thereafter	15,427	3,108

         *Represents total minimum lease commitments (interest and executory costs are included).

         Consolidated capital expenditure commitments for the purchase and installation of new equipment at June 30, 2003 amounted to approximately $1,094, with such amount being part of the 2003 construction program, which is projected to be in the range of $11,000 to $12,000. The Company has made expenditures of $5,215 in association with this construction program through June 30, 2003 and expects capital expenditures ranging between $5,785 and $6,785 for the second half of 2003.

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

                  Impairment of Long-Lived Assets

                  Based upon the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment (if any) is made based on estimates of future undiscounted cash flows. We determined, based on our reviews, that there had been no impairment to the carrying value of such assets in 2002 or for the six-month period ended June 30, 2003.

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

         In 1996, Congress passed the Telecommunications Act of 1996 (the 1996 Act), which has the goal of opening the telecommunications industry to further competition for all services. The 1996 Act prohibits state legislative or regulatory restrictions or barriers to entry regarding the provision of local telephone service. It also requires most ILECs to interconnect with the networks of other telecommunications carriers, unbundle their services into network elements, offer their telecommunications services at wholesale rates to allow the resale of such services and other telecommunications carriers to locate equipment on their premises. Local exchange telephone carriers are also required to compensate each other for the transport and termination of calls.

         The FCC has issued a number of Rulemakings that continue to implement the requirements of the 1996 Act. The clear intent of the 1996 Act was to open up the local exchange market to competition. The 1996 Act appears to mandate, among other items, that North Pittsburgh, at some point in time, permit the resale of its services at wholesale rates and provide number portability, dialing parity, interconnection to any requesting carrier and access to network elements.

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

         In March of 2003, North Pittsburgh received a request from a CLEC to negotiate an interconnection agreement. It appears that North Pittsburgh will be able to accommodate the request for interconnection and still retain its rural exemption under the 1996 Act. Accompanying the request for interconnection by the CLEC was a request for Local Number Portability (LNP). North Pittsburgh is scheduled to be LNP capable in September of 2003. As a result of this first request for interconnection and the introduction of LNP, North Pittsburgh expects to experience some loss of customers and the associated revenues to this and possibly other competitors.

         In addition, under current FCC rules, North Pittsburgh may also be required to provide wireline to wireless LNP to Cellular Radio Mobile Service providers that have a physical presence within the wireline carrier’s serving territory beginning in November of 2003. This ability for an end user to transfer his or her wireline number to a wireless phone may cause both North Pittsburgh and Penn Telecom to experience some loss of customers and the associated revenues as it will be easier for a customer to migrate from wireline service to a wireless service.

         The provision of interstate toll and access services by North Pittsburgh and Penn Telecom is subject to the regulatory scrutiny of the FCC. Terms, conditions and rates for interstate toll and access services are filed in interstate tariffs for review and approval by the FCC. However, since August 1, 2001, the FCC has no longer required non-dominant interstate toll providers, including Penn Telecom, to file tariffs for their interstate toll services. Penn Telecom now informs its toll customers of the rates, terms and conditions through written notice.

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

         The MAG Order also created a new universal service support mechanism, Interstate Common Line Support (ICLS). The ICLS replaces the Carrier Common Line (CCL) charge, which was previously billed to interexchange toll providers. The ICLS was phased in beginning July of 2002 and the CCL was eliminated as of July of 2003. The initial effect of the implementation of the MAG Order on North Pittsburgh was revenue neutral.

         At the same time the MAG Order was adopted, the FCC also issued a Further Notice of Proposed Rulemaking seeking comment on an incentive regulation plan for ILECs which are now under ROR regulation in the interstate jurisdiction. Because the outcome of this proceeding is not yet known, we are not able to predict the effect that it may have on our operations and revenues.

         In February of 2002, the FCC issued a Notice of Proposed Rulemaking (NPRM) regarding the possible classification of wireline broadband Internet access as an information service rather than a telecommunications service. Should the FCC adopt this proposed rule, it may remove network based broadband offerings such as DSL services from regulation under the FCC. However, in the NPRM, the FCC also asked whether it should extend USF requirements to not only facilities based wireline Broadband Internet Service Providers (BISPs) but also wireless, cable TV and satellite BISPs.

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

         On February 20, 2003, the FCC released its decision regarding the Triennial Review of the 1996 Act. The decision dealt with several issues that may affect North Pittsburgh and Penn

Telecom. Generally, it appears that the decision eliminates unbundling requirements for ILECs in regard to broadband services provided over fiber facilities but continues unbundled access to mass market narrowband loops. In addition, ILECs are not required to unbundle packet switching services. Also, the FCC found that the high frequency portion of the loop, also referred to as line sharing, is no longer required to be provided as an UNE and will therefore be phased out over three years. The FCC also found that ILECs will no longer have to offer the local switching UNE for business customers served by high-capacity loops. The States have 90 days to rebut this finding. For mass market customers served by narrowband loops, the FCC set out specific criteria that States shall apply to determine if switching should no longer be available as an UNE. Upon a State ruling eliminating switching as an UNE for mass market customers, the FCC set forth a three-year period for carriers to transition off Unbundled Network Element Platform (UNE-P), which is a service that bundles UNE switching with other UNEs such as UNE loop to provide the entire local service platform. The actual FCC order explaining the decision in detail has not yet been released. Without knowing the actual final details of the order, we are unable to gauge the eventual effect that the decision will have on North Pittsburgh and Penn Telecom. In that North Pittsburgh is not yet required to offer UNEs to competitors, there should be no immediate effect on North Pittsburgh due to the decision. In regard to Penn Telecom, because it does not currently utilize either line sharing or UNE-P, it is believed that the decision will initially have little effect on Penn Telecom’s operations or revenues for its existing customer base.

              However, Penn Telecom will begin to utilize UNE-P in the third quarter of 2003 in the following three capacities: 1) to convert approximately 470 existing customers from resell to UNE-P, thereby decreasing the monthly recurring line charge Penn Telecom must pay to the ILEC and increasing revenue by allowing Penn Telecom to earn access fees; 2) to provision the majority of new non-facilities based customers, which will allow Penn Telecom to decrease its current provisioning process by approximately twenty days as well as more efficiently manage the eventual porting of customers to UNE loop; and 3) to expand geographically outside its existing 28 collocations without significant capital risk as collocation investments can be deferred until a critical mass of customers is obtained. Should the FCC or PA PUC change the current UNE-P environment, either in terms of restricting availability or alternating pricing formulas/methodologies to allow for price increases, the margin improvement, provision efficiencies and low risk geographical expansion which Penn Telecom is expecting may not be realized.

              Effective January 22, 2001, under PA PUC regulations referred to as Chapter 30, North Pittsburgh moved from ROR regulation in the intrastate jurisdiction to an alternative form of regulation, which is a price cap plan. Under North Pittsburgh’s price cap plan, rates for non-competitive intrastate services are allowed to increase based on an index that measures economy-wide price increases less a productivity offset. There is no limitation on earnings under this plan. The terms of the plan also allow North Pittsburgh to rebalance rates once each year to allow North Pittsburgh to gradually realign its intrastate rate structure on a more rational cost and market basis in order to meet future competition. In addition, as competition develops in the future, North Pittsburgh may file with the PA PUC to declare certain services competitive and thereby be freed from all rate regulation for those services. In return for approval of the alternative form of regulation, North Pittsburgh has committed to continue to upgrade its network in the future to ensure that all its customers will have access to broadband services. On April 30, 2003, North Pittsburgh filed its annual Price Stability Mechanism (PSM) compliance filing under its approved price cap plan. While the application of the PSM formula in the plan normally would have required North Pittsburgh to reduce some rates for non-competitive services resulting in an annual revenue decrease of approximately $160, this decrease has been proposed to be offset for 24 months until North Pittsburgh recovers those intrastate uncollectible revenues that were experienced in 2002 due to the Global Crossing and WorldCom bankruptcies. Exogenous event claims, such as this proposal to recoup intrastate uncollectible losses not generally reflected in the Gross Domestic Product-Price Index, are permitted under the North Pittsburgh PSM. North Pittsburgh expects the PA PUC, which must approve the claim, to rule on the filing sometime in the third quarter of 2003.

              The Chapter 30 legislation, which enables North Pittsburgh to operate under an alternative price-cap form of regulation is scheduled to sunset on December 31, 2003. Competing versions of new proposed legislation reauthorizing and revising the Chapter 30 regulations have been introduced in the Pennsylvania House of Representatives. Similar Bills are being discussed for introduction in the Pennsylvania Senate. Legislative action reauthorizing Chapter 30, with some revisions, is expected by the end of 2003. Because the outcome of this legislative initiative is unknown at this time, we are unable to determine the effect that the new legislation reauthorizing Chapter 30 will have on our operations and revenues.

              If the legislature fails to act on the new legislation by December 31, 2003, it is our understanding that North Pittsburgh will remain under its current Chapter 30 plan until such time as either the PA PUC orders changes in the plan or the legislature acts to authorize new Chapter 30 legislation.

              The provision of intrastate toll and access services is subject to regulatory scrutiny by the PA PUC. Terms, conditions and rates for intrastate toll and access services are filed in intrastate tariffs for PA PUC review and approval.

              On September 30, 1999, the PA PUC issued an Order, referred to as the Global Order, dealing with a variety of issues impacting LECs in Pennsylvania. Specifically, the Order allowed North Pittsburgh to rebalance and lower access charges in order to prepare North Pittsburgh to meet competition in its serving area. The reduction in access charges was offset in part by reimbursements from an interim PA Universal Service Fund (PA USF) that is funded by all telecommunications providers (excluding wireless) in the State. Because the rebalancing and reduction of access charges were offset by reimbursement from the fund, North Pittsburgh has not experienced any significant impact on operations or revenues as a result of the Global Order. The PA PUC, in the Global Order, indicated that it would commence another proceeding on or after January 2, 2001 to examine further changes to the PA USF and possible additional access charge reform. By Secretarial Letter dated February 1, 2002, the PA PUC granted a coalition of rural telephone companies, including North Pittsburgh, a ninety (90) day extension until April 15, 2002 in which to submit a proposal to the PA PUC outlining proposed changes in access charges and the fund along with a timeline for these changes. The rural coalition submitted its proposal on April 15, 2002. Other parties also submitted proposals, including the local exchange carrier division of Sprint.

              Upon review of the initial proposals filed in the access charge reform proceeding, the rural coalition and Sprint, through negotiation, combined and then on December 16, 2002 filed a Joint Access Proposal in Response to the Access Charge Investigation. The Joint Access Proposal was supported in filed statements by the PA Office of Consumer Advocate, the PA Office of Small Business Advocate and the PA PUC Office of Trial Staff. Under the Joint Access Proposal, the PA USF would generally continue through 2005 with only minor changes. The proposed plan allows for all the local exchange companies in Pennsylvania, with the exception of Verizon and Verizon North, to continue gradual revenue neutral rate rebalancings. As proposed, companies would be allowed to reduce access charges and offset the reductions through increases in local rates or by increased disbursements from the PA USF. In an Order entered July 15, 2003, the PA PUC approved the Joint Access Proposal. Under that Order, North Pittsburgh will file in the fourth quarter of 2003 to reduce intrastate access charges billed to IXCs by approximately $75 on a monthly basis and raise end user rates for local dial tone services by approximately 6% to recover the same amount. North Pittsburgh, under the Order, will have the option to make additional revenue neutral rate rebalancings in future years as permitted under its Chapter 30 plan.

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

              In June of 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 eliminates Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. Under SFAS No. 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, as opposed to being recognized at the date of the entity’s commitment to an exit plan under EITF No. 94-3. Furthermore, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liabilities. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

PART I

Item 3.        Quantitative And Qualitative Disclosures About Market Risk

              There have been no material changes in reported market risks faced by the Company since the end of the preceding fiscal year on December 31, 2002.

Item 4.        Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and, based on their evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders was held on May 16, 2003. The only matter voted upon at the Annual Meeting was the election of Directors. The vote tabulation in respect to each nominee to serve as a Director until the 2004 Annual Meeting of Shareholders is shown in the following table:

Name	Number of Shares Voted in Favor	Number of Shares Withheld
Nominees Elected:
Harry R. Brown	11,380,586	1,332,423
Dr. Charles E. Cole	12,109,259	603,750
Frederick J. Crowley	12,217,811	495,198
Allen P. Kimble	11,498,132	1,214,877
Stephen G. Kraskin	12,223,233	489,776
David E. Nelsen	12,219,861	493,148
Jay L. Sedwick	11,976,711	736,298
Charles E. Thomas, Jr.	11,484,001	1,229,008

Item 6.        Exhibits and Reports on Form 8-K

(a)	Exhibit Index for Quarterly Reports on Form 10-Q

Exhibit Number	Subject	Applicability
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

(3) (i)	Articles of Incorporation	Provided in Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and Incorporated Herein by Reference.

(3) (ii)	By-Laws	Provided in Annual Report on Form 10-K for the year ended December 31, 1998 and Incorporated Herein by Reference.

(4)	Instruments defining the rights of security holders including indentures	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference.

(10)	Material Contracts	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Incorporated Herein by Reference.

(11)	Statement of computation of earnings per share	Attached Hereto

(15)	Letter re unaudited interim financial information	Not Applicable

Exhibit Number	Subject	Applicability
(18)	Letter re change in accounting principles	Not Applicable

(19)	Report furnished to security holders	Not Applicable

(22)	Published report regarding matters submitted to a vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of attorney	Not Applicable

(31.1)	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31.2)	Certification of Vice President, Treasurer and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.1)	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.2)	Certification of Vice President, Treasurer and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(b)	Reports on Form 8-K

We furnished a Report on Form 8-K, dated May 1, 2003, reporting under “Item 9. Regulation FD Disclosure” the Company’s press release announcing earnings for the first quarter of 2003. This information was provided under Item 12, Results of Operations and Financial Condition, with Item 9 used pursuant to the Commission’s interim guidance.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH PITTSBURGH SYSTEMS, INC.

(Registrant)

Date	August 14, 2003	/s/ H. R. Brown

H. R. Brown, President and Chief Executive Officer

Date	August 14, 2003	/s/ A. P. Kimble

A. P. Kimble, Vice President, Treasurer and
Chief Financial and Accounting Officer