Form 10-Q
period 2003-09-30
NORTH PITTSBURGH SYSTEMS INC
filed 2003-11-14
CIK 764765

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of October 30, 2003 was 15,005,000.

PART I

FINANCIAL INFORMATION

Independent Auditors’ Review Report

The Board of Directors

North Pittsburgh Systems, Inc:

We have reviewed the accompanying condensed consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries as of September 30, 2003, the related condensed consolidated statements of income for the three and nine-month periods ended September 30, 2003 and 2002 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

KPMG LLP

Pittsburgh, Pennsylvania

October 24, 2003

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(Amounts in Thousands – Except Per Share Data)

	For the Three Months Ended Sept. 30		For the Nine Months Ended Sept. 30
	2003	2002	2003	2002
Operating revenues:
Local network services	$6,450	$5,654	$18,749	$16,539
Long distance and access services	16,433	15,124	48,572	44,173
Directory advertising, billing & other services	362	412	980	1,106
Telecommunication equipment sales	611	656	1,655	1,765
Other operating revenues	2,446	1,855	7,667	5,808

Total operating revenues	26,302	23,701	77,623	69,391

Operating expenses:
Network and other operating expenses	13,634	12,079	43,291	35,521
Depreciation and amortization	4,829	4,485	14,243	13,290
State and local taxes	897	811	2,932	2,452
Telecommunication equipment expenses	417	456	1,164	1,212

Total operating expenses	19,777	17,831	61,630	52,475

Net operating income	6,525	5,870	15,993	16,916

Other expense (income), net:
Interest expense	528	881	1,614	2,692
Interest income	(42)	(134)	(147)	(426)
Sundry income, net	(540)	(706)	(2,170)	(488)

	(54)	41	(703)	1,778

Income before income taxes	6,579	5,829	16,696	15,138

Income taxes	2,709	2,406	6,883	6,248

Net income	$3,870	$3,423	$9,813	$8,890

Weighted average common shares outstanding	15,005	15,005	15,005	15,005

Basic and diluted earnings per share	$.26	$.23	$.65	$.59

Dividends per share	$.17	$.17	$.51	$.51

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) Sept. 30 2003	Dec. 31 2002
ASSETS
Current Assets:
Cash and temporary investments	$25,494	$22,244
Marketable securities available for sale	423	361
Accounts receivable:
Customer, net of allowance for doubtful accounts of $628 and $470, respectively	6,046	5,274
Access service settlements and other	7,501	7,729
Prepaid expenses	1,073	644
Inventories	1,649	2,160
Prepaid taxes other than income taxes	248	—
Prepaid federal and state income taxes	549	—
Deferred income taxes	1,493	1,882

Total current assets	44,476	40,294

Property, plant and equipment:
Land	475	475
Buildings	13,733	13,697
Equipment	188,053	181,294
Assets held under capital lease	10,363	10,363

	212,624	205,829

Less accumulated depreciation and amortization	127,704	114,721

	84,920	91,108

Construction in progress	3,152	3,131

Total property, plant and equipment, net	88,072	94,239

Investments	13,745	13,526
Intangible asset	831	1,039
Other assets	1,266	1,305

	$148,390	$150,403

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) Sept. 30 2003	Dec. 31 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,085	$3,085
Obligation under capital lease	1,053	996
Accounts payable	7,331	7,215
Dividend payable	2,551	2,551
Other accrued liabilities	2,873	2,950
Federal and state income taxes	—	1,760

Total current liabilities	16,893	18,557

Long-term debt	25,453	27,767
Obligation under capital lease	5,814	6,611
Deferred income taxes	10,316	9,974
Accrued pension and postretirement benefits	13,578	10,919
Other liabilities	622	1,683

Total liabilities	72,676	75,511

Shareholders’ equity:
Capital stock: authorized 50,000 shares:
Common stock, par value $.15625; issued 15,040 and outstanding 15,005 shares	2,350	2,350
Preferred stock, par value $1.00; none issued	—	—
Capital in excess of par value	2,215	2,215
Retained earnings	74,417	72,257
Less cost of treasury stock (35 shares)	(508)	(508)
Accumulated other comprehensive loss	(2,760)	(1,422)

Total shareholders’ equity	75,714	74,892

	$148,390	$150,403

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Nine Months Ended Sept. 30
	2003	2002
Cash from operating activities:
Net income	$9,813	$8,890
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	14,243	13,290
Equity income of affiliated companies	(2,284)	(1,934)
Changes in assets and liabilities:
Accounts receivable	(544)	1,085
Inventories	511	246
Deferred financing costs, prepaid expenses and other assets	(390)	15
Prepaid taxes	(248)	(218)
Accounts payable	116	(933)
Other accrued liabilities	(1,138)	(919)
Accrued pension and postretirement benefits	518	354
Federal and state income taxes	(2,309)	120
Deferred income taxes	1,680	(7)
Other, net	58	118

Total adjustments	10,213	11,217

Net cash from operating activities	20,026	20,107

Cash used for investing activities:
Expenditures for property and equipment	(8,134)	(8,442)
Purchase of marketable securities available for sale	—	(178)
Proceeds from sale of marketable securities available for sale	—	2
Investments in affiliated entities	(937)	—
Distributions from affiliated entities	3,002	—

Net cash used for investing activities	(6,069)	(8,618)

Cash used for financing activities:
Cash dividends	(7,653)	(7,653)
Payments of capital lease obligation	(740)	(676)
Retirement of debt	(2,314)	(3,088)

Net cash used for financing activities	(10,707)	(11,417)

Net increase in cash and temporary investments	3,250	72

Cash and temporary investments at beginning of period	22,244	35,299

Cash and temporary investments at end of period	$25,494	$35,371

Interest paid	$1,623	$2,652

Income taxes paid	$7,523	$6,141

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in Thousands Except Exercise Price in Note 5)

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

Certain amounts in the Company’s 2002 condensed consolidated financial statements have been reclassified to conform with the presentation of its 2003 condensed consolidated financial statements. In addition, as of December 31, 2002, we have reclassed certain intraLATA settlement amounts due other telecommunication providers from a contra revenue to an operating expense to conform with current accounting and industry presentation. The reclassification increased both operating revenues and operating expenses by $578 for the three-month period and $1,819 for the nine-month period ended September 30, 2002 from that reported in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002.

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

	For the Three Months Ended Sept. 30		For the Nine Months Ended Sept. 30
	2003	2002	2003	2002
Net income	$3,870	$3,423	$9,813	$8,890
Unrealized gain (loss) on marketable securities including reclassification adjustments, net of tax	6	(33)	36	10
Minimum pension liability adjustment, net of tax	—	—	(1,374)	—

Comprehensive income	$3,876	$3,390	$8,475	$8,900

(3) Transactions with Related Parties

In 1998, we entered into an agreement to outsource certain data processing functions to a third party processor (Processor), which is a member of the Armstrong Group of Companies (the Armstrong Group). We are related to the Armstrong Group by a common shareholder and director. Payments to the Processor under this agreement were $2,894 and $2,763 for the nine-month periods ended September 30, 2003 and 2002, respectively. Also, we paid $135 and $468 in each of those same periods to the law firm of a member of the Board of Directors for various legal services. As of September 30, 2003, we had amounts outstanding of $164 and $47 to the Processor and law firm, respectively.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard Communications, LLP (Boulevard), a competitive access provider jointly owned by us and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $19 and $21 and total expenses incurred from receiving services from Boulevard were approximately $225 and $164, for the nine-month periods ended September 30, 2003 and 2002, respectively. We also provide in the ordinary course of business telecommunication and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $133 and $214, for those same periods, respectively. The amounts outstanding from and/or due to Boulevard and the companies in the Armstrong Group were negligible as of September 30, 2003.

(4) Workforce Reduction

During the second quarter of 2003, the Company instituted a workforce reduction program at its North Pittsburgh subsidiary. This program consisted of both layoffs and early retirement incentives and reduced the North Pittsburgh workforce by 37 people, or 15%. The Company recorded severance charges of $1,076 and $66 during the second and third quarters of 2003, respectively. No severance accrual remained as of September 30, 2003, as all amounts had been paid prior to that date.

Because of the workforce reduction program, the Company also recorded curtailment charges and completed a re-measurement of its obligations under its pension and postretirement healthcare plans. Curtailment charges totaling $1,583 were recorded in the second quarter of 2003. Both the $1,142 in severance charges and $1,583 in curtailment charges were recorded in the “Network and other operating expenses” line item on the Company’s Condensed Consolidated Statement of Income.

As a result of the re-measurement of the Company’s pension plan, the Company also recorded adjustments to shareholders’ equity (via the “Accumulated other comprehensive loss” line item) and intangible asset. Accounting rules provide that if, at any plan measurement date, the fair value of plan assets is less than the plan’s accumulated benefit obligation (ABO), the sponsor must establish a liability at least equal to the amount by which the ABO exceeds the fair value of assets. The liability must be offset by the recognition of an intangible asset and/or charge against shareholders’ equity. Due to the retirement of 16 people as a result of the workforce reduction program and a change in the discount rate used for plan measurement purposes from 6.5% as of December 31, 2002 to 6.0% as of May 31, 2003, the date of the re-measurement, an additional after tax amount of $1,374 was charged as a reduction to shareholders’ equity. As a result, the total after tax minimum pension liability amounted to $2,767 as of September 30, 2003 as compared to $1,393 as of December 31, 2002. In addition, the intangible asset balance decreased from $1,039 as of December 31, 2002 to $831 as of September 30, 2003 due to a decrease in unrecognized prior service costs from the curtailment.

(5) Shareholder Rights Plan

On September 25, 2003, the Board of Directors of the Company (the Board) adopted a Shareholder Rights Plan and declared a dividend of one right for each share of common stock outstanding on October 6, 2003 and to become outstanding thereafter. Each right entitles the holder of the right to buy one one-hundredth of a share of Class A Junior Participating Preferred Stock for $60 per share if the right becomes exercisable. The rights become exercisable only if a person or group acquires 15% or more of the common stock of the Company then outstanding or commences a tender or exchange offer that, if consummated, would result in the person or group acquiring 15% or more of the Company’s common stock then outstanding. If a person or group acquires 15% of the Company’s outstanding common stock, right holders (other than the shareholders(s) who acquired 15% of the Company’s common stock) become entitled to purchase an amount of common stock of the Company (or Common Stock Equivalents as defined in the Shareholder Rights Plan, or, in certain circumstances, common stock of the acquirer) having a value equal to two times the exercise price of $60. The rights currently trade with the Company’s common stock. The rights may be redeemed by the Board, for one cent per right, at any time before a person or entity acquires 15% or more of the common stock of the Company then outstanding. The rights expire in October 2013.

The Company’s articles of incorporation authorize up to 10 million shares of preferred stock, of which 151 thousand shares have been reserved for possible issuance under the Shareholder Rights Plan. As of September 30, 2003, no preferred shares had been issued.

(6) Recent Accounting Pronouncements

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

Overview

The Registrant, organized May 31, 1985, is a holding company and has no operating function. Its predecessor, North Pittsburgh, a telephone public utility incorporated in 1906, became a wholly-owned subsidiary of the Registrant on May 31, 1985. Penn Telecom became a wholly-owned subsidiary of the Registrant on January 30, 1988. Prior to this date, Penn Telecom was a wholly-owned subsidiary of North Pittsburgh. Penn Telecom is certificated as a Competitive Access Provider (CAP), a Competitive Local Exchange Carrier (CLEC) and an Interexchange Carrier (IXC) and has entered into these businesses. Pinnatech, a wholly-owned subsidiary of the Registrant, formed in 1995, principally provides Internet and broadband related services. The Registrant, North Pittsburgh, Penn Telecom and Pinnatech operate under the provisions of the Pennsylvania Business Corporation Law.

North Pittsburgh Telephone Company

North Pittsburgh, our Incumbent Local Exchange Carrier (ILEC), was founded in 1906 and operates in an approximate 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. North Pittsburgh provides service to approximately 75,500 business and residential access lines in its territory. Over the past decade, North Pittsburgh’s territory has experienced very robust population growth due to the continued expansion of suburban communities into the southern portions of the North Pittsburgh serving area, with the southernmost point of North Pittsburgh’s territory only 12 miles from the City of Pittsburgh. According to a recent census, the population in North Pittsburgh’s service territory grew 14.3% from 1990 to 2000.

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

Penn Telecom operates an extensive SONET network with over 300 route miles of fiber optic facilities in the metro market. Penn Telecom has physical collocation in 27 Verizon central offices and one Sprint central office and primarily serves its customers using unbundled network element (UNE) loops. Twenty-seven of these collocations are connected to Penn Telecom’s SONET network using a combination of leased and owned fiber optic facilities. Penn Telecom has also deployed a next-generation switching system to support its rapidly growing Integrated Services Digital Network (ISDN) primary rate interface (PRI) service, achieving significant cost reductions over traditional switching systems. In the Pittsburgh market, a carrier hotel operated by Penn Telecom serves as the hub for the fiber optic network. In addition, Penn Telecom also offers space in the carrier hotel to internet service providers (ISPs), IXCs, other CLECs and other customers who need a carrier-class location to house voice and data equipment as well as gain access to a number of networks, including Penn Telecom’s. In the City of Butler, Penn Telecom has overbuilt a portion of the Sprint distribution plant in the central business district and continues to expand these facilities as it increases its penetration of the Butler area business market.

Penn Telecom’s sales strategy has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and up-scale apartment/townhouse communities (also referred to as multiple dwelling units, or MDUs), offering local and long distance voice services as well as DSL. Due to its extensive facilities based network containing fiber, Penn Telecom is also able to compete against Verizon and other CAPs to offer transport facilities via high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other CLECs. As of September 30, 2003, Penn Telecom served 24,512 dial tone access lines and 20,091 access line equivalents1, for a grand total of 44,603 equivalent access lines2 served.

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

Results of Operations for the Nine Months Ended September 30, 2003 and 2002

Net income for the nine-month period ended September 30, 2003 was $9,813, or $.65 per share, compared to net income of $8,890, or $.59 per share, for the comparable prior year period. These fluctuations were attributable to the following factors:

Operating Revenues

Total operating revenues increased $8,232, or 11.9%, in the nine-month period ended September 30, 2003 over the comparable period in 2002. This increase was primarily the result of increases in local network services revenues of $2,210 (13.4%), long distance and access services revenues of $4,399 (10.0%) and other operating revenues of $1,859 (32.0%), offset partially by decreases in directory advertising, billing and other services revenues of $126 (11.4%) and telecommunication equipment sales of $110 (6.2%).

Increases in local network services revenues of $2,210, or 13.4%, were mostly attributable to growth in Penn Telecom’s access lines and PRIs. Penn Telecom’s local dial tone and vertical features revenues increased by $845 due to continued successful penetration south of North Pittsburgh’s territory in the City of Pittsburgh and surrounding areas as well as north of North Pittsburgh’s territory in the City of Butler and its surrounding areas. Penn Telecom’s access lines installed increased from 14,825 as of September 30, 2002 to 24,512 as of September 30, 2003. In addition, revenues at Penn Telecom for PRI circuits grew approximately $567 as circuits increased from 273 as of September 30, 2002 to 473 as of September 30, 2003. In association with the growth in terminating traffic generated by the above mentioned increase in access lines and PRIs, local reciprocal compensation revenues increased $162 from the prior year period. Also, at North Pittsburgh, vertical features revenues increased $158 as a result of more intensive promotional campaigns in the current year period and local dial tone revenues increased $319 due to a revenue neutral rate re-balancing in April of 2003, which increased local residential rates and decreased intrastate access rates. Absent the rate re-balancing, North Pittsburgh’s local dial tone revenues would have decreased by approximately $80 as access lines have decreased 2%.

The increase in long distance and access services revenues of $4,399, or 10.0%, was attributable to increases in access revenues, high capacity circuits sold (special access revenues) and toll revenues. The $3,630 increase in access revenues was mostly due to an increase in minutes of use (MOUs) generated by the growth in Penn Telecom’s access lines and switched circuits. North Pittsburgh’s interstate access revenues also increased as a result of changes in the National Exchange Carrier Association (NECA) average schedule settlement formula. In addition, access revenues for the nine-month period ended September 30, 2003 were favorably impacted by $427 in final inter-carrier settlement adjustments covering a two-year period. Special access revenues increased $266, mostly as a result of increases at Penn Telecom in the number of DS-1 and DS-3 circuits sold. Overall toll revenues increased $503, reversing the trend of the last several years of period over period decreases. Penn Telecom’s toll revenues (combination of metro area, intraLATA and interLATA toll) increased approximately $1,129 due to the overall growth in CLEC customers and the successful bundling of toll and local calling packages, with approximately 75% of CLEC dial tone customers subscribing to Penn Telecom’s toll plans. North Pittsburgh has experienced a decrease in its intraLATA toll revenues over the last several years, mostly as a result of a decrease in market share and loss of MOUs to such competition as wireless and alternative communication technologies such as e-mail. In addition, the average billed rate for existing customers declined due to increased subscriptions to lower cost calling plans, which were developed over the past several years to meet the competitive environment. However, North Pittsburgh’s decrease of approximately $626, or 9.7%, from the prior year nine-month period has moderated from decreases of 12.7% and 16.3%, respectively, for full year 2002 and 2001 toll revenues, mostly as a result of greater price stabilization in the market. Although this positive trend may last for the next several quarters, the introduction of aggressively priced flat rate toll packages from voice over internet protocol (VOIP) providers may eventually cause the percentage decrease to once again accelerate.

We believe that the current growth rate in long distance and access services revenues of 10% will most likely not be sustainable in the fourth quarter of 2003 and full year 2004. Penn

Telecom is currently investigating a revision made by Verizon in the percent local use (PLU) factor used to settle traffic between the companies. According to the Verizon traffic study, the PLU factor change would result in an approximate $250 per month decrease in intrastate access revenues recognized by Penn Telecom. Penn Telecom has the right to audit the Verizon traffic study and conduct a traffic study of its own. However, due to the fact that our analysis had not been completed by the filing date of this document, we cannot be certain of the ultimate outcome and effect on access revenues in the fourth quarter of 2003 and beyond. As the PLU factor change was effective September 1, 2003, we have made the assumption for financial reporting purposes that the Verizon traffic study is materially accurate and, as such, have incorporated the $250 September revenue decrease in the third quarter and year-to-date 2003 results reported in this Quarterly Report on Form 10-Q.

The increase in other operating revenues of $1,859, or 32.0%, was primarily due to two factors, one of which was the growth in DSL revenues of approximately $1,102 as combined DSL lines (both wholesale and retail) increased from 6,689 as of September 30, 2002 to 9,333 as of September 30, 2003. As for the second factor, the prior year period included approximately $694 in charges associated with the bankruptcies of carriers, most notably WorldCom and Global Crossings. These charges were recorded by the Company as reductions in revenue.

The decrease in directory advertising, billing and other services revenues of $126 was mostly attributable to a decrease in directory advertising revenues, due to greater competition in a relatively soft advertising market. The decrease in telecommunication equipment sales of $110 was due to lower post-sale support revenues.

Operating Expenses and Net Operating Income

Total operating expenses increased $9,155, or 17.4%, in the nine-month period ended September 30, 2003 over the comparable period in 2002. The change was primarily the result of increases in network and other operating expenses of $7,770 (21.9%), depreciation and amortization expenses of $953 (7.2%) and state and local taxes of $480 (19.6%), offset partially by a minor decrease in telecommunications equipment expenses of $48 (4.0%).

The increase in network and other operating expenses of $7,770, or 21.9%, was due to several factors, one of which was a $2,456 increase in operational expenses at Penn Telecom. This increase was mostly due to the underlying growth in Penn Telecom’s CLEC variable costs associated with the overall growth in access line equivalents and revenue. UNE costs in the nine-month period ended September 30, 2003 for non-facilities based access lines, broadband circuit costs and DSL costs increased approximately $1,208 from the comparable prior year period to support the overall growth in the network, access lines, high capacity circuits and DSL lines in service. In addition, personnel and sales expenses grew approximately $1,162 in order to support the revenue and organizational growth.

At North Pittsburgh, network and other operating expenses for the nine-month period ended September 30, 2003 increased $4,646 from the prior year comparable period. The largest contributing factor to the increase was $2,725 in charges recorded in association with a workforce reduction program. The charges consisted of $1,142 in severance and early retirement incentives and $1,583 in non-cash curtailment charges associated with the acceleration of pension and postretirement healthcare obligations. $2,659 of the workforce reduction program expenses were recorded in the second quarter of 2003, with the remaining $66 recorded in the third quarter of 2003.

In addition to the workforce reduction charges, there was an approximate $1,250 increase in labor and benefit expenses, mostly as a result of increases in benefit costs due to higher pension and healthcare expenses. NPTC also experienced decreases in the amount of capitalized labor due to lower construction levels. Increases in corporate insurance premiums and Universal Service Fund (USF) contributions further contributed to the increase in network and other operating expenses.

At Pinnatech, network and other operating expenses for the nine-month period ended September 30, 2003 increased $594 from the prior year comparable period. The increase was mostly attributable to the rise in network infrastructure expense and costs to provide DSL related to Pinnatech’s DSL and higher capacity broadband circuit growth.

The increase in consolidated depreciation and amortization expenses of $953, or 7.2%, was the result of an increase in the depreciable asset base (gross property, plant and equipment) of 5.0% over the September 30, 2002 balance. Furthermore, a higher ratio of the new additions reflected data centric equipment, which have shorter useful lives than the Company’s average depreciable base.

The increase in state and local taxes of $480, or 19.6%, was attributable to increases in a variety of taxes, including the public utility realty tax assessment (PURTA) tax, gross receipts tax (which grows as intrastate revenues increase), capital stock tax, and payroll related taxes.

Overall, the increase in total operating revenues of $8,232, coupled with the increase in total operating expenses of $9,155, resulted in a $923, or 5.5%, decrease in net operating income for the nine-month period ended September 30, 2003 over the comparable prior year period.

Other Items

Interest expense decreased for the nine-month period ended September 30, 2003 by $1,078 due to the prepayment of Rural Telephone Bank (RTB) notes in December of 2002 and the continued scheduled pay-down of North Pittsburgh’s remaining Federal Financing Bank (FFB) notes. Interest income decreased $279 due to lower temporary investment balances, as a result of the above-mentioned debt prepayment, as well as the general decrease in short-term money market rates for temporary investments. The $1,682 change in Sundry Income, Net was due to two main factors, a $312 increase in equity income for the current period from our investments in three wireless partnerships and $1,220 of costs expended by the Company in the prior year comparable period exploring strategic alternatives and business arrangements. In addition, the prior year comparable period included an investment loss of $140 associated with the other-than-temporary decline in value of several equity securities.

Results of Operations for the Three Months Ended September 30, 2003 and 2002

Fluctuations in revenue and expenses for the three-month period ended September 30, 2003, as compared to the same quarterly period in 2002, were generally attributable to the same reasons discussed in the nine-month comparisons above with the exceptions of the following:

Network and other operating expenses increased $1,555, or 12.9%, for the three-month period ended September 30, 2003 as compared to the same quarterly period in 2002 versus a nine-month year-to-date increase of 21.9%, as previously described. The lower rate of increase for the current year quarterly period as compared to the year-to-date period was due to the fact that the majority of the workforce reduction charges ($2,659 of the $2,725 total) occurred in the second quarter of 2003.

Sundry Income, Net decreased $166 for the three-month period ended September 30, 2003 as compared to the same quarterly period in 2002 versus a nine-month year-to-date increase of $1,682, as previously described. The fluctuation was attributable to several factors, the largest of which was the fact that the all of the $1,220 of costs expended by the Company in the prior year-to-date comparable period exploring strategic alternatives and business arrangements were incurred in the first two quarters of 2002. In addition, the entire investment loss of $140 associated with the other-than-temporary decline in value of several equity securities was recorded in the second quarter of 2002. As such, the third quarter of 2002 was not negatively impacted by either of those above-mentioned charges. Furthermore, equity income recorded from our investments in three wireless partnerships for the third quarter of 2003 was $182 less than the prior year comparable quarter as the 2002 third quarter contained an approximate $102 multi-period positive true-up. Also, 2003 third quarter results for the Rural Service Area (RSA) 6(I) partnership decreased due to conversion costs incurred with the transition of the majority partnership interest from Alltel Communications to Verizon Wireless, increases in network investments and much higher customer growth in the current quarter, which leads to temporary decreases in income due to higher up-front customer acquisition costs, such as equipment subsidies and commissions.

Liquidity and Capital Resources

	September 30, 2003	December 31, 2002
Cash and temporary investments	$25,494	$22,244
Working capital	$27,583	$21,737
Long-term debt (including current maturities)	$28,538	$30,852

Cash and temporary investments were $25,494 at September 30, 2003 as compared to $22,244 at December 31, 2002. The increase was a result of cash flows from operations of $20,026 exceeding investment and financing requirements. The Company’s capital additions, which were 100% internally financed, totaled $8,134 for the nine-month period ended September 30, 2003, a 3.6% decrease from the prior year-to-date figure. The decrease was mostly a result of less demand in the North Pittsburgh territory and the fact that the recent network upgrades made by North Pittsburgh (from 1997 through 2001) have resulted in a subsequent lower level of capital expenditures. The Company’s cash flow has also been positively impacted by an increase of $2,065 in net proceeds received from its wireless partnerships. The Company expended $10,707 during the nine-month period ended September 30, 2003 for financing activities, which included cash dividends and the scheduled repayments of debt and capital lease obligations. The $710 decrease in cash expenditures for financing activities from the comparable prior year period was mostly due to the retirement of $16,349 of RTB notes in December of 2002, which has decreased current year scheduled debt repayments.

Cash flows from operations were $20,026 for the nine-month period ended September 30, 2003, an $81 decrease from the prior year comparable period. Although net income and non-cash charges (depreciation) increased $923 and $953, respectively, these factors were offset primarily by contributions made to the North Pittsburgh retirement plan totaling $2,991 during the current year versus $625 in the prior year. The $2,991 of contributions to the North Pittsburgh retirement plan consisted of the required minimum contribution of $991 made during the first quarter of 2003 and an elective additional tax-deductible contribution of $2,000 made during the second quarter of 2003.

Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, dividend payment dates and other predictable cash needs. We expect to continue the investment of such excess funds through the remainder of 2003 and throughout 2004, which should enable us to satisfactorily meet all short-term obligations.

Working capital levels at September 30, 2003 increased $5,846 from December 31, 2002, mostly due to operating cash flows continuing to be sufficient to reduce both short-term and long-term liabilities and a net cash flow of $2,065 from affiliated entitles.

The decrease in long-term debt was a result of the scheduled $2,314 of principal repayments in the nine-month period ended September 30, 2003. As mentioned above, we funded 100% of our 2003 year-to-date expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at September 30, 2003 to the FFB under this loan was $28,538, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of September 30, 2003 was $34,764. North Pittsburgh can make draws against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of September 30, 2003, North Pittsburgh had approximately $2,447 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $105,000, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels, and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholder or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $7,082 of North Pittsburgh’s retained earnings were available for dividends to the Registrant as of September 30, 2003. Taking into consideration the North Pittsburgh restrictions, consolidated retained earnings of approximately $36,995 were available for dividends and other distributions to our shareholders as of September 30, 2003.

North Pittsburgh also has available through June of 2004 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1 1/2%. No borrowings have taken place against the line of credit.

A summary of our contractual obligations and commitments as of September 30, 2003 is as follows:

	Debt Principal	Capital Lease*
Remainder of 2003	$771	$398
2004	3,085	1,592
2005	3,085	1,450
2006	3,085	1,272
2007	3,085	1,254
Thereafter	15,427	3,108

*	Represents total minimum lease commitments (interest and executory costs are included).

Consolidated capital expenditure commitments for the purchase and installation of new equipment at September 30, 2003 amounted to approximately $817, with such amount being part of the 2003 construction program, which is projected to be in the range of $11,000 to $12,000. The Company had made expenditures of $8,134 in association with this construction program through September 30, 2003. We currently expect a construction program for 2004 in the range of $12,000 to $13,000.

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

Revenue Recognition

Revenues are recognized when local network, long distance, and access services are provided. Local service and intrastate long distance and access service revenues are subject to the jurisdiction of the Pennsylvania Public Utility Commission (PA PUC). North Pittsburgh participates in interstate pooling arrangements with other telephone companies. Such pools are funded by access service charges regulated by the Federal Communications Commission (FCC). Revenue earned through pooling is initially recorded based on estimates. North Pittsburgh has settled substantially all access service arrangements through 2000 and expects to settle substantially all access service arrangements through 2002 during the fourth quarter of 2003. Revenues from equipment sales are recorded after equipment has been installed and accepted by the customer.

Impairment of Long-Lived Assets

Based upon the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment (if any) is made based on estimates of future undiscounted cash flows. We determined, based on our reviews, that there had been no impairment to the carrying value of such assets in 2002 or for the nine-month period ended September 30, 2003.

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

The FCC has issued a number of Rulemakings that continue to implement the requirements of the 1996 Act. The general intent of the 1996 Act was to open up the local exchange market to competition, including permitting the resale of services at wholesale rates and providing number portability, dialing parity, interconnection to any requesting carrier and access to network elements.

However, North Pittsburgh’s wireline operations are considered Rural under the 1996 Act and are exempt from certain of the foregoing obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. North Pittsburgh, along with a number of other rural companies in Pennsylvania, was granted a temporary suspension until July 10, 2002 of certain interconnection requirements in the 1996 Act applicable to ILECs as they relate to non-facilities based competition. In that proceeding, however, facilities based competition was permitted in the North Pittsburgh service area. North Pittsburgh, along with a number of other rural companies in Pennsylvania, filed a Petition with the PA PUC on June 7, 2002 requesting an additional three (3) year extension of the suspension to July 10, 2005.

On January 15, 2003, the PA PUC denied the request for the extension of the suspension. In response to the PA PUC denial, North Pittsburgh and other rural companies on January 30, 2003 filed a Petition for Clarification and Modification of the denial order. The Petition asked for clarification and modification of portions of the order in regard to the potential future issues dealing with burden of proof when reviewing whether to remove a rural exemption. In addition, on February 14, 2003, North Pittsburgh and other rural companies also filed a Petition for Review in the Commonwealth Court of Pennsylvania, which requests that the court reverse the PA PUC decision as the order was not supported by the evidence, was contrary to law and was arbitrary and capricious. The PA PUC acted on the Petition for Clarification and Modification on March 21, 2003 granting it in part and confirming that the burden of proof in a proceeding challenging a rural exemption rests with the competitor. The PA PUC also clarified that total economic burden in such a proceeding includes consideration of the economic burden typically associated with competitive entry. As a result of the PA PUC Clarification Order, North Pittsburgh and the other rural companies filed, on May 1, 2003, a request with the Commonwealth Court to discontinue the appeal of the denial order. While North Pittsburgh no longer retains its previous suspension of certain interconnection obligations, it still retains its rural exemption under the 1996 Act as mentioned above.

In March of 2003, North Pittsburgh received a request from a CLEC to negotiate an interconnection agreement. It appears that North Pittsburgh will be able to accommodate the request for interconnection and retain its rural exemption under the 1996 Act. Accompanying the request for interconnection by the CLEC was a request for Local Number Portability (LNP). North Pittsburgh was originally scheduled to be LNP capable in September of 2003. However, due to third party delays in scheduling training, testing and access to the LNP database, referred to as the Number Portability Administration Center Services Management Systems (NPAC/SMS), North Pittsburgh is now scheduled to be LNP capable sometime in the fourth quarter of 2003. As a result of this first request for interconnection and the introduction of LNP, North Pittsburgh expects to experience some loss of customers and the associated revenues to this and possibly other competitors.

In addition, North Pittsburgh and Penn Telecom have received requests from Cellular Mobile Radio Service (CMRS) providers requesting wireline to wireless LNP, beginning November 24, 2003. On November 10, 2003, the FCC released an Order wherein it requires local exchange carriers (LECs) that provide service in the top 100 metropolitan statistical areas to provide wireline to wireless LNP on November 24, 2003. The Company, along with most LECs, is reviewing whether the Order should be challenged. If the ultimate outcome of the FCC Order (and/or subsequent challenges) is that wireline to wireless LNP is applicable to North Pittsburgh and Penn Telecom, then the ability for an end user to transfer his or her wireline number to a wireless phone may cause both North Pittsburgh and Penn Telecom to experience some loss of customers and the associated revenues as it will be easier for a customer to migrate from wireline service to a wireless service.

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

In February of 2002, the FCC issued a Notice of Proposed Rulemaking (NPRM) regarding the possible classification of wireline broadband Internet access as an information service rather than a telecommunications service. Should the FCC adopt this proposed rule, it may cause network based broadband offerings such as DSL services to be more lightly regulated by the FCC. However, in the NPRM, the FCC also asked whether it should extend USF requirements to not only facilities based wireline Broadband Internet Service Providers (BISPs) but also wireless, cable TV and satellite BISPs.

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

On February 20, 2003, the FCC released its decision regarding the Triennial Review of the 1996 Act. The decision dealt with several issues that may affect North Pittsburgh and Penn Telecom. Generally, it appears that the decision eliminates unbundling requirements for ILECs in regard to broadband services provided over fiber facilities but continues unbundled access to mass market narrowband loops. In addition, ILECs are not required to unbundle packet switching services. Also, the FCC found that the high frequency portion of the loop, also referred to as line sharing, is no longer required to be provided as an UNE and will therefore be phased out over three years. The FCC also found that ILECs will no longer have to offer the local switching UNE for business customers served by high-capacity loops. The States have 90 days to rebut this finding. For mass market customers served by narrowband loops, the FCC set out specific criteria that States shall apply to determine if switching should no longer be available as an UNE. Upon a State ruling eliminating switching as an UNE for mass market customers, the FCC set forth a three-year period for carriers to transition off Unbundled Network Element Platform (UNE-P), which is a service that bundles UNE switching with other UNEs such as UNE loop to provide the entire local service platform. The FCC order explaining the decision was released August 21, 2003. The PA PUC, on October 3, 2003, entered an order which initiated two proceedings that will eventually implement the requirements set forth in the FCCs Triennial Review Order in a manner specific to Pennsylvania. North Pittsburgh believes that the proceedings do not apply so long as it has its rural exemption. Until the proceedings are completed and a final order is issued, we are unable to gauge the eventual effect that these decisions will have on North Pittsburgh or Penn Telecom. In that North Pittsburgh is not required to offer UNEs to competitors, there should be no immediate effect on North Pittsburgh due to the decision. In regard to Penn Telecom, because it does not currently utilize line sharing, the line sharing portion of the decision will have no effect on Penn Telecom’s operations or revenues for its existing customer base.

However, Penn Telecom began to utilize UNE-P in the third quarter of 2003 in the following three capacities: 1) to convert approximately 470 existing customers from resell to UNE-P, thereby decreasing the monthly recurring line charge Penn Telecom must pay to the ILEC and increasing revenue by allowing Penn Telecom to earn access fees; 2) to provision a portion of new non-facilities based customers, which now allows Penn Telecom to decrease its current provisioning process by approximately twenty days as well as more efficiently manage the eventual porting of customers to UNE loop; and 3) to expand geographically outside its existing 28 collocations without significant capital risk as collocation investments can be deferred until a critical mass of customers is obtained. As of September 30, 2003, Penn Telecom had approximately 1,161, or 4.7%, of its dial tone access lines served utilizing UNE-P. Should the PA PUC, as a result of the pending proceedings, change the current UNE-P environment, either in terms of restricting availability or revising pricing formulas/methodologies to allow for price increases, the margin improvement, provision efficiencies and low risk geographical expansion which Penn Telecom is expecting may not be realized.

Effective January 22, 2001, under PA PUC regulations referred to as Chapter 30, North Pittsburgh moved from ROR regulation in the intrastate jurisdiction to an alternative form of regulation, which is a price cap plan. Under North Pittsburgh’s price cap plan, rates for non-competitive intrastate services are allowed to increase based on an index that measures economy-wide price increases less a productivity offset. There is no limitation on earnings under this plan. The terms of the plan also allow North Pittsburgh to rebalance rates once each year to allow North Pittsburgh to gradually realign its intrastate rate structure on a more rational cost and market basis in order to meet future competition. In addition, as competition develops in the future, North Pittsburgh may file with the PA PUC to declare certain services competitive and thereby be freed from all rate regulation for those services. In return for approval of the alternative form of regulation, North Pittsburgh has committed to continue to upgrade its network in the future to ensure that all its customers will have access to broadband services. On April 30, 2003, North Pittsburgh filed its annual Price Stability Mechanism (PSM) compliance filing under its approved price cap plan. While the application of the PSM formula in the plan normally would have required North Pittsburgh to reduce some rates for non-competitive services resulting in an annual revenue decrease of approximately $160, North Pittsburg has proposed that this rate reduction be delayed for 24 months until North Pittsburgh recovers those intrastate uncollectible revenues that were experienced in 2002 due to the Global Crossing and WorldCom bankruptcies. Exogenous event claims, such as this proposal to recoup intrastate uncollectible losses not generally reflected in the Gross Domestic Product-Price Index, are permitted under the North Pittsburgh PSM. Various parties have, however, opposed the recovery of those losses. North Pittsburgh expects the PA PUC, which must act on the claim, to rule on the filing sometime in the first quarter of 2004.

The Chapter 30 legislation, which enables North Pittsburgh to operate under an alternative price-cap form of regulation, is scheduled to sunset on December 31, 2003. Competing versions of new proposed legislation reauthorizing and revising the Chapter 30 regulations have been introduced in both the Pennsylvania House and Senate. Legislative action reauthorizing Chapter 30, with some revisions, is expected by the end of 2003. Because the outcome of this legislative initiative is unknown at this time, we are unable to determine the effect that the new legislation reauthorizing Chapter 30 will have on our operations and revenues.

If the legislature fails to act on the new legislation by December 31, 2003, it is our understanding that North Pittsburgh will remain under its current Chapter 30 plan until such time as the PA PUC orders changes in the plan and/or the legislature acts to authorize new Chapter 30 legislation.

The provision of intrastate toll and access services is subject to regulatory scrutiny by the PA PUC. Terms, conditions and rates for intrastate toll and access services are filed in intrastate tariffs for PA PUC review and approval.

On September 30, 1999, the PA PUC issued an Order, referred to as the Global Order, dealing with a variety of issues impacting LECs in Pennsylvania. Specifically, the Order allowed North Pittsburgh to rebalance and lower access charges in order to assist North Pittsburgh in meeting competition in its serving area. The reduction in access charges was offset in part by reimbursements from a PA Universal Service Fund (PA USF) that is funded by all telecommunications providers (excluding wireless) in the State. Because the rebalancing and reduction of access charges were offset by reimbursement from the fund, North Pittsburgh has not experienced any significant impact on operations or revenues as a result of the Global Order. The PA PUC, in the Global Order, indicated that it would commence another proceeding on or after January 2, 2001 to examine further changes to the PA USF and possible additional access charge reform. By Secretarial Letter dated February 1, 2002, the PA PUC granted a coalition of rural telephone companies, including North Pittsburgh, a ninety (90) day extension until April 15, 2002 in which to submit a proposal to the PA PUC outlining proposed changes in access charges and the fund along with a timeline for these changes. The rural coalition submitted its proposal on April 15, 2002. Other parties also submitted proposals, including the local exchange carrier division of Sprint.

Upon review of the initial proposals filed in the access charge reform proceeding, the rural coalition and Sprint, through negotiation, combined and then on December 16, 2002 filed a Joint Access Proposal in Response to the Access Charge Investigation. The Joint Access Proposal was supported in filed statements by the PA Office of Consumer Advocate, the PA Office of Small Business Advocate and the PA PUC Office of Trial Staff. Under the Joint Access Proposal, the PA USF would generally continue through 2005 with only minor changes. The proposed plan allows for all the local exchange companies in Pennsylvania, with the exception of Verizon and Verizon North, to continue gradual revenue neutral rate rebalancings. As proposed, companies would be allowed to reduce access charges and offset the reductions through increases in local rates. In an Order entered July 15, 2003, the PA PUC approved the Joint Access Proposal. Under that Order, North Pittsburgh will file in the fourth quarter of 2003 to reduce intrastate access charges billed to IXCs by approximately $65 on a monthly basis and raise end user rates for local dial tone services by approximately 5% to recover the same amount. North Pittsburgh, under the Order, will have the option to make additional revenue neutral rate rebalancings in future years as permitted by the July 15, 2003 Order and its Chapter 30 plan.

The 1996 Act, FCC and PA PUC regulatory proceedings and the thrust toward a fully competitive marketplace have created some uncertainty in respect to the levels of North Pittsburgh’s revenue in the future. However, its unique location in a growing commercial/residential suburban traffic corridor to the north of the City of Pittsburgh, its state-of-the-art switching, transmission and transport facilities and its extensive fiber network place North Pittsburgh in a solid position to meet competition and minimize loss of revenues. In addition, North Pittsburgh continues to make its network flexible and responsive to the needs of its customers to meet competitive threats. At the same time, Penn Telecom continues its CLEC edge-out strategy in the Pittsburgh metropolitan area and the City of Butler and its surrounding areas, while taking advantage of the opportunities afforded by the 1996 Act and the introduction of competition into the toll, local wireline and broadband markets.

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

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Index for Quarterly Reports on Form 10-Q

Exhibit Number	Subject	Applicability
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

(3) (i)	Articles of Incorporation	Attached Hereto

(3) (ii)	Amended and Restated By-Laws	Attached Hereto

(4)	Instruments defining the rights of security holders including indentures

	(a) Agreement of Reorganization and Plan of Merger	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference

	(b) Rights Agreement dated as of September 25, 2003	Provided as Exhibit 1 to the Registration of Certain Classes of Securities on Form 8-A filed on October 3, 2003 and Incorporated Herein by Reference

(10)	Material Contracts	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Incorporated Herein by Reference.

(11)	Statement of computation of earnings per share	Attached Hereto

(15)	Letter re unaudited interim financial information	Not Applicable

(18)	Letter re change in accounting principles	Not Applicable

(19)	Report furnished to security holders	Not Applicable

(22)	Published report regarding matters submitted to a vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of attorney	Not Applicable

Exhibit Number	Subject	Applicability
(31.1)	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31.2)	Certification of Vice President, Treasurer and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.1)	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.2)	Certification of Vice President, Treasurer and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(b)	Reports on Form 8-K

During the quarter ended September 30, 2003, we furnished one Report on Form 8-K, dated July 30, 2003, reporting under Item 12, Results of Operations and Financial Condition, the Company’s press release announcing earnings for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH PITTSBURGH SYSTEMS, INC. (Registrant)

Date November 14, 2003	/s/ H. R. Brown
H. R. Brown, President and Chief Executive Officer

Date November 14, 2003	/s/ A. P. Kimble
A. P. Kimble, Vice President, Treasurer and Chief Financial and Accounting Officer