Form 10-K
period 2003-12-31
NORTH PITTSBURGH SYSTEMS INC
filed 2004-03-15
CIK 764765

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number 0-13716

North Pittsburgh Systems, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1485389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4008 Gibsonia Road, Gibsonia, Pennsylvania 15044-9311

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: 724/443-9600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.15625 per share

(and associated Preferred Stock Purchase Rights)

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

(Cover page continued on next page)

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of March 12, 2004 was 15,005,000.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☒    NO ☐

Based on the average of the bid and asked prices at the close of the market on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $203,539,000. For purpose of making this calculation only, the registrant has defined affiliates to include all directors and officers (who directly or beneficially owned as a group 1,503,231 shares of Common Stock on June 30, 2003).

DOCUMENTS INCORPORATED BY REFERENCE

The information for Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13, Certain Relationships and Related Transactions; and Item 14, Principal Accountant Fees and Services, has been incorporated into Part III of this Form 10-K by reference to registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2003.

(End of cover page)

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

We also refer you to the section titled “Factors Affecting Our Prospects”, under Item 1 in this Form 10-K for additional discussions concerning items which pose risks and uncertainties that could affect our future results.

PART I

Item 1.	Business

General

North Pittsburgh Systems, Inc. (the Registrant, the Company, we, us or our), organized May 31, 1985, is a holding company and has no operating function. Its predecessor, North Pittsburgh Telephone Company (North Pittsburgh or NPTC), a telephone public utility incorporated in 1906, became a wholly owned subsidiary of the Registrant on May 31, 1985. Penn Telecom, Inc. (Penn Telecom or PTI)

became a wholly-owned subsidiary of the Registrant on January 30, 1988. Prior to this date, Penn Telecom was a wholly-owned subsidiary of North Pittsburgh. Penn Telecom is certificated as a Competitive Access Provider (CAP), a Competitive Local Exchange Carrier (CLEC) and an Interexchange Carrier (IXC) and has entered into these businesses. Pinnatech, Inc. (Pinnatech), a wholly-owned subsidiary of the Registrant, was formed in 1995 and principally provides Internet and broadband related services. The Registrant, North Pittsburgh, Penn Telecom and Pinnatech operate under the provisions of the Pennsylvania Business Corporation Law. No significant changes in the mode of conducting business by the Registrant or its subsidiaries have occurred since the beginning of the fiscal year ended December 31, 2003.

North Pittsburgh Telephone Company

North Pittsburgh, our incumbent local exchange carrier (ILEC), was founded in 1906 and operates in an approximate 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. We provide service to approximately 74,900 business and residential access lines in our ILEC territory. Over the past decade, our ILEC territory has experienced very robust population growth due to the continued expansion of suburban communities into the southern portions of our serving area, with the southernmost point of our territory only 12 miles from the City of Pittsburgh. According to the most recent census, the population in our ILEC service territory grew 14.3% from 1990 to 2000. Although no formal census has been published since, business and new home growth has remained robust in our territory over the last several years.

We operate a 100% digital switching network, comprised of nine central offices and 93 carrier serving areas (CSAs). The core of the network consists of two main host switches, a Nortel DMS 500 and a Nortel DMS 100. The majority of the CSAs were built over the past seven years, during which we completed an extensive network modernization plan. The current CSA architecture, in which nearly all loop lengths are kept to 12,000 feet or less, has enabled us to provide digital subscriber line (DSL) service over 99% of our access lines. In addition, we have deployed fiber extensively throughout the network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links as well as the majority of business parks within our ILEC serving area. We believe that our network is built for the future, in which our ability to satisfy the growing customer demand for broadband and multi-megabit services will be a key critical success factor.

Penn Telecom

Penn Telecom furnishes telecommunication and broadband services south of North Pittsburgh’s territory to customers in Pittsburgh and its surrounding suburbs as well as north of North Pittsburgh’s territory in the City of Butler and its surrounding areas. Verizon is the ILEC in the Pittsburgh area, while Sprint is the ILEC in the City of Butler and its surrounding areas. Our CLEC operation follows a true “edge-out” strategy, in which it has leveraged North Pittsburgh’s network, human capital skills and reputation in the surrounding markets.

We operate an extensive SONET optical network with over 300 route miles of fiber optic facilities in the Pittsburgh metropolitan market. We have physical collocation in 27 Verizon central offices and one Sprint central office and primarily serve our customers using unbundled network element (UNE) loops. Twenty-seven of these collocations are connected to our SONET using a combination of leased and owned fiber optic facilities. We have also deployed a next-generation switching system to support our rapidly growing Integrated Services Digital Network (ISDN) primary rate interface (PRI) service, achieving significant cost reductions over traditional switching systems. In the Pittsburgh market, a carrier hotel that we operate serves as the hub for the fiber optic network. In addition, we also offer space in the carrier hotel to internet service providers (ISPs), IXCs, other CLECs and other customers who need a carrier-class location to house voice and data equipment as well as gain access to a number of networks, including ours. In the City of Butler, we have overbuilt a portion of the Sprint distribution plant in the central business district and continue to expand these facilities as we increase our penetration of the Butler area business market.

Our sales strategy in our edge-out markets has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and healthcare facilities, offering local and long distance voice services as well as DSL. Our fiber based network, comprised of multiple rings, enables us to compete against Verizon and other CAPs to offer transport facilities via high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other CLECs.

In addition to the CLEC operations, Penn Telecom also provides long distance services and maintains an enterprise equipment business providing traditional key and private branch exchange (PBX) systems to business customers. Prior to our CLEC operations, the majority of our long distance customers resided in our ILEC market. However, with the growth of our CLEC customer base and the effective bundling of toll with local dial tone services, we have been able to greatly expand this service offering throughout the Pittsburgh metropolitan area.

Pinnatech

Pinnatech, an ISP doing business under the Nauticom name, furnishes Internet access and broadband services in Western Pennsylvania. We serve the majority of our DSL and other broadband customers over our ILEC and CLEC networks with Pinnatech serving as the ISP providing a gateway to the Internet. In addition, Pinnatech also provides virtual hosting services, web page design and e-commerce enabling technologies to customers.

Principal Services Rendered

The principal categories of service that we render are as follows:

Local Network Services. We provide local (dial tone), custom calling features and local private line services to residential and business customers in Western Pennsylvania.

Network Access Services. We provide IXCs, cellular mobile radio service (CMRS) providers and other local exchange carriers (LECs) with access to our switched access facilities for the completion of interstate and intrastate long distance toll calls and also extended area service (EAS) calls. In addition, we provide IXCs, CMRS providers, ISPs, other LECs and end user customers access to private line network facilities for use in transporting voice and data services. These private line data services are referred to as special access and utilize a variety of technologies such as Digital Data Services, Frame Relay, Asynchronous Transfer Mode (ATM), SONET, DS-1, DS-3, OC-3 and others.

Long Distance Toll Service. We provide intraLATA, intrastate, interstate and international toll service to residential and business customers throughout Western Pennsylvania.

Internet Access Service. We provide broadband DSL service to end user customers and ISPs on both a wholesale and retail basis, mostly through the use of our own facilities. We also provide access to the Internet to end users utilizing dial-up, and other broadband facilities such as Frame Relay and ATM. In addition, we provide virtual hosting services, web page design and creation and e-commerce enabling technologies to customers. Internet access service revenues, including revenues recognized for DSL service, are classified within Other Operating Revenues on our Consolidated Statement of Income.

Directory Advertising, Billing and Other Services. We receive revenues from the sale of advertising space in telephone directories and from billing and collection activities. Billing and collection services are provided to various IXCs.

Telecommunications Equipment. We sell, rent and service telecommunications equipment to customers generally in the Western Pennsylvania area.

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

Boulevard Communications, L.L.P. (Boulevard) is a Pennsylvania Limited Liability Partnership CAP equally owned by the Company and a company in the Armstrong Holdings, Inc. group of companies (Armstrong Group). Boulevard provides point-to-point data services to businesses in Western Pennsylvania, including access to ISPs, connections to IXCs and high-speed data transmission.

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

More specifically, the 1996 Act includes requirements that ILECs negotiate rates, terms and conditions with carriers regarding interconnection, the provisioning of UNEs, compensation terms for local calls, the resale of telecommunication services and the physical collocation of competitor’s equipment in the ILEC’s facilities. As described in greater detail in the Regulatory Matters section of Item 7, North Pittsburgh’s designation as a Rural carrier under the 1996 Act had initially exempted North Pittsburgh from many of the above mentioned provisions, and North Pittsburgh was granted a temporary suspension of certain interconnection requirements with non-facilities based carriers. On January 15, 2003, the Pennsylvania Public Utility Commission (PA PUC) denied North Pittsburgh’s request for a further extension of its suspension. The two main implications of the denial of the temporary suspensions are that: 1) we are now open to the potential removal of our rural exemption if a prospective competitor petitions the PA PUC for its removal (although the prospective competitor must prove its proposal is not unduly economically burdensome to North Pittsburgh, is technically feasible and is consistent with the universal service provisions of the 1996 Act); and 2) we became subject to implementing local number portability (LNP). Although no competitor has yet formally sought the removal of our rural exemption, there is a reasonable risk that some of the barriers to a competitor’s entry into our ILEC territory will be either limited or removed in the future.

Our local wireline operations in our ILEC territory have already been experiencing increased competition over the past several years from various sources, including, but not limited to, larger end users installing their own networks, IXCs, satellite transmission services, wireless communication providers, cable companies, radio-based personal communications companies, CAPs, ISPs and other systems capable of completely or partially bypassing local telephone facilities.

We are currently addressing potential competition by focusing on customer satisfaction, reducing costs, increasing efficiency, restructuring rates and examining new and bundled product offerings.

At the same time, the 1996 Act has enabled us to expand outside of our franchised ILEC territory through our CLEC operations. With our ILEC territory being adjacent to the greater Pittsburgh metropolitan area, we have been able to selectively enter attractive markets through a CLEC edge-out strategy. As of December 31, 2003, we served 27,392 dial tone access lines and 22,054 access line equivalents1, for a grand total of 49,446 equivalent access lines2 served in our CLEC edge-out markets.

The telecommunications market within Pittsburgh and its surrounding areas is very competitive. We compete against not only the area ILEC (Verizon) but also many of the larger national and regional CLECs. The market north of our ILEC’s territory in the City of Butler and its surrounding areas is currently relatively less competitive, as our only main competitor is the area ILEC (Sprint). Due to the higher Sprint UNE charges and lack of proximity to the physical points of presence of many CLECs, this region is currently more isolated from competition. However, we expect that the competitive nature of this market will increase in the future; the incumbent cable company in this market has begun to offer telephony services utilizing Voice over Internet Protocol (VoIP) technology. We have been able to effectively compete in this region by leveraging North Pittsburgh’s reputation and network to reduce the overall cost of providing service, thereby attracting several of the largest business and municipal customers. Due to our success in the area, we have recently overbuilt a portion of the Sprint distribution plant, which will further increase our competitive advantage as well as decrease the long-term cost of providing service.

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

Other Products/Services

The toll market is very competitive. All the major IXCs are present in the markets in which we offer service. Wireless carriers also pose a competitive threat to our toll services, especially for those customers who are heavy users and have the flexibility to adapt their calling patterns to take advantage of the bundled packages offered by many of the wireless carriers. In addition, cable companies have begun providing local dial tone and toll services. We have developed over the last few years, and continue to modify, our toll calling plans to compete effectively in the market. In addition, we have been able to expand our customer base through our CLEC’s overall growth in access lines and success in bundling toll with local dial tone service. As of December 31, 2003, 75% of our customers in our edge-out markets subscribed to one of our toll packages.

The market for Internet and broadband services is also highly competitive. Our DSL product experiences competition from cable modem services, other ILECs and CLECs and, to a lesser extent, wireless and satellite broadband products. We also face competition in the dial-up market from most of the national and regional competitors. Many of our broadband and dial-up competitors have significantly greater market presence, advertising budgets and brand recognition. We compete based on our knowledge of the local area, the quality of our product and the high level of service that we provide, especially our responsiveness to the needs of small to medium sized businesses.

We also derive a small percentage of our revenues from directory advertising, telecommunications equipment sales, virtual hosting, web page design, e-commerce enabling technologies and other services, all of which are competitive in nature.

Factors Affecting Our Prospects

A number of factors, which affect our future prospects, are important to an overall understanding of our Company and business. The following items are particularly noteworthy, although we do not represent that the list captures every possible existing or foreseeable factor or risk.

The communications industry is becoming increasingly competitive, and this competition has and most likely will continue to result in pricing pressures on our service offerings.

As discussed in more detail in the preceding Competitive Environment section, the markets in which we operate are growing increasingly competitive. We still maintain a level of protection in our ILEC territory against intra-modal competition, and currently no non-facilities based CLECs are operating in our territory. We are, however, starting to face a high level of inter-modal competition from wireless carriers and cable companies. Although historically existing more as a competitor in the toll market, wireless carriers are now competing more aggressively against our secondary and even primary lines. In addition, cable companies that operate in our markets have begun to deploy telephony offerings, mostly using VoIP platforms.

The toll market has continued to be extremely competitive and we would expect this trend to continue into the foreseeable future, especially driven by bundled pricing in the wireless industry and new VoIP competitors. The broadband market is also very competitive, with cable companies having offerings which compete very aggressively with our DSL and higher broadband circuits. We expect wireless carriers to continue to upgrade their networks and eventually be able to offer broadband products that could compete with our DSL product.

Many of our competitors are major communications companies that have more extensive resources.

We compete in our various markets with telephone companies such as Verizon, Sprint and other national CLECs (in our edge-out markets), cable companies which include Comcast and

Armstrong, and all the major wireless and interexchange carriers. All of these companies have substantially greater financial and marketing resources as well as greater name recognition than we do. In addition, given their financial resources and scale, these companies may be able to devote more capital to newer technologies and/or use their cost advantages to reduce prices for an extended period of time.

We are subject to a complex and uncertain regulatory environment.

The amounts that we charge for most of our services are subject to regulatory oversight at both the federal and state levels. Our business plans are also greatly affected by complex (and highly litigated) laws and regulations pertaining to competitive requirements in the markets in which we operate, such as regulatory barriers to entry in our ILEC territory and rules relating to both the availability and pricing of leased network elements in our edge-out territories. We expect that the competitive barriers to entry in our ILEC territory will continue to be reduced, although we do not know to what degree and when. With regard to the network elements that we utilize in our edge-out territories, any material negative changes in the availability or pricing of such network elements could have a material impact on our current financial condition and future business plans.

Approximately 34% of our revenues for the year ended December 31, 2003 came from charges paid to us from other carriers for services which we performed in originating and terminating toll and local traffic (access revenues) and from proceeds which we received from universal service funds. Our access rates are subject to regulation and reviews at both the federal and state levels. There are currently a number of formal and informal proceedings reviewing both the current access compensation structure as well as the current rules regarding the contribution methodology and eligibility requirements of the universal service funds. One of the proposals being developed by some of the larger companies in the communications industry, which would seek a migration to a bill and keep intercarrier compensation mechanism, could have a material negative impact on our financial results and condition if adequate carve-outs are not made for rural carriers to support the high cost of providing services in rural communities. In addition, any substantive modifications to the availability of, or ability to recover costs from, federal and state universal service funds could have a material negative impact on our financial results and condition.

In addition, newer technologies, such as VoIP, have been introduced since the passage of the 1996 Act. Many of these new technologies do not readily fit into the legacy telecommunications regulatory framework and are causing regulators to reconsider many of the basic assumptions in regard to public policy and regulation at both the federal and state level. The FCC has issued a Notice of Proposed Rulemaking proceeding to examine the regulatory treatment of VoIP. In addition, AT&T has filed a petition with the FCC for a declaratory ruling that its Phone-to-Phone Internet Protocol (IP) Telephone Services are exempt from interstate switched access charges. Several carriers, such as AT&T, have proposed that any traffic that may originate and terminate on the traditional switched network but is at any point in the network converted to data packets should be exempt from access charges. Although we have not experienced it to date, we understand that several carriers have withheld the payment of access charges to other local exchange carriers based on a unilateral interpretation of the existing regulations. The FCC’s final rules, or an extended period of regulatory uncertainty during which carriers might refuse to pay portions of their applicable access charges, might detrimentally affect our future access revenues.

Our ability to grow will require investments in markets and products that may not achieve our desired returns.

With the increased competition in our existing markets and pressures on profit margins, we may have to invest in markets and products that most likely will not generate the margins we have traditionally experienced in our core access line business in our ILEC territory. Access lines in our edge-out markets carry lower margins, mainly due to pricing discounts we offer from the incumbent’s rates, incremental costs we incur to lease some of the facilities we use and overall lower access rates that we charge to carriers using our network. In addition, some of the products which we have deployed over the last several years, such as DSL, have been introduced into already competitive environments that have lower overall margins than our traditional ILEC access lines. Some of these products, although producing a new source of revenue, have had detrimental impacts on other existing revenue streams (such as second lines which can be rendered redundant by DSL). Although we believe that we can continue to penetrate our current edge-out markets (which mostly encompass Pittsburgh and its surrounding communities), potential expansion into further markets, which may be needed to maintain our current revenue growth rates, will most likely carry greater risk as our brand recognition will not be as strong and our network efficiencies may not be as great as we are currently experiencing in our existing edge-out markets.

Employees

At December 31, 2003, the Company, through all of its subsidiaries, employed approximately 380 persons.

Other Matters

The majority of the services we provide are repetitive and recurring in nature and, as a result, backlog orders and seasonality are not significant factors. In addition, there are no specific special practices relating to working capital.

No material part of our overall business is dependent upon a single or few end user customers, the loss of any one or more of whom would have a materially adverse effect on our business. We do provide access services to major IXCs, with revenues received from several carriers individually exceeding five percent of consolidated revenues. Although we are subject to short-term revenue risks, such as in the event of bankruptcy of our carrier customers in which pre-petition receivables (which may represent several months of revenue) may be limited to unsecured creditor status, these carriers do not present potential long-term revenue risk as access traffic for any potentially insolvent carrier will most likely migrate to the remaining solvent carriers.

We have not encountered, nor do we anticipate, any difficulty in obtaining a ready supply of telecommunications equipment from manufacturer suppliers. Although certain individual suppliers may each supply more than 10 percent of our equipment requirements, we are not primarily dependent upon any one supplier and alternative suppliers of telecommunications equipment are readily available.

North Pittsburgh holds valid, continuing and subsisting rights, certificates, franchises, licenses and renewable permits adequate for the conduct of its business in the territory it serves, none of which contains any burdensome restrictions. We also have FCC licenses to operate a private operational telephone maintenance radio service station (call sign WIK 838) expiring on March 20, 2011 and a non-commercial private license for our own maintenance radio service and other purposes (call sign WPCD 845) expiring on April 29, 2013. We have not encountered in the past, nor do we anticipate in the future, any difficulty in maintaining or renewing these licenses.

Available Information

We maintain a website with the address www.northpittsburgh.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC).

We have adopted a written code of ethics that applies to all directors, officers, employees and agents of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder. The code of ethics, which we call “North Pittsburgh Systems, Inc. Code of Ethics For Executive Management, Directors and All Other Employees and Agents”, is available on our website. In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our website.

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

As of the date hereof, except for regulatory matters before the PA PUC and FCC, including matters which could result in the expansion of competition, there were no material pending legal or governmental proceedings directly involving the Company or its subsidiaries, other than ordinary routine litigation and ordinary routine utility matters incidental to the business and matters as to which we are insured.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

ADDITIONAL ITEM FOR PART I

Executive Officers Of The Registrant

Information regarding the Registrant’s Executive Officers and Chairman of the Board of Directors is provided below. In addition to the positions and business experience related to the Registrant, additional information related to North Pittsburgh Telephone Company, the Registrant’s predecessor, is also presented.

Executive Officers of the Registrant

Name and Business Experience	Age	Positions and Offices with Registrant (1), (2) & (3)
Charles E. Thomas, Jr. Registrant and North Pittsburgh Telephone Company: Chairman of the Board of Directors since 1998; Director since 1993. Partner in the law firm of Thomas, Thomas, Armstrong & Niesen, Harrisburg, PA, which has been retained as general counsel to the Registrant since the formation of this firm in 1991; Partner in the law firm of Thomas & Thomas from 1977 to 1990.	60	Chairman, Board of Directors

Harry R. Brown Registrant: Director since 1989; President since 1998; formally designated Chief Executive Officer on October 23, 2002; Vice President from 1992 to 1998. North Pittsburgh Telephone Company: Director since 1989; President and General Manager since 1998; Vice President-Operations from 1987 to 1998; Assistant Vice President—Operations from 1986 to 1987; Network Engineering Manager from 1984 to 1986; Equipment Supervisor from 1975 to 1984.	67	Director, President and Chief Executive Officer

Allen P. Kimble Registrant: Director since 1998; Vice President since 1989; Treasurer since incorporation in 1985; formally designated Chief Financial and Accounting Officer on October 23, 2002; Secretary from 1993 to 1998. North Pittsburgh Telephone Company: Director since 1998; Vice President since 1989; Treasurer since 1979; Secretary from 1993 to 1998; Assistant Vice President from 1987 to 1989; Assistant Secretary from 1977 to 1993; Assistant Secretary—Treasurer from 1977 to 1979.	57	Director, Vice President, Treasurer and Chief Financial and Accounting Officer

Name and Business Experience	Age	Positions and Offices with Registrant (1), (2) & (3)
N. William Barthlow Registrant: Vice President since 1994; Secretary since 1998; Assistant Secretary from 1993 to 1998; Assistant Vice President from 1990 to 1994. North Pittsburgh Telephone Company: Vice President—Marketing and Service since 1999; Vice President—Marketing and Revenues from 1994 to 1999. Secretary since 1998; Assistant Secretary from 1993 to 1998; Assistant Vice President—Revenue Requirements from 1989 to 1994; Revenue Requirements Manager from 1987 to 1989.	49	Vice President and Secretary

Kevin J. Albaugh Registrant: Vice President since 1999. North Pittsburgh Telephone Company: Vice President—Regulatory Affairs since 1999; Manager and Assistant Vice President—Revenues from 1997 to 1998; Revenue Requirements Supervisor from 1993 to 1997.	52	Vice President

Frank A. Macefe Registrant: Vice President since 1999. North Pittsburgh Telephone Company: Vice President—Sales since 1999; Assistant Vice President—Marketing from 1989 to 1998; Marketing Manager from 1979 to 1989; Marketing Supervisor from 1978 to 1979.	55	Vice President

Albert W. Weigand Registrant: Vice President since 1999. North Pittsburgh Telephone Company: Vice President—Operations since 1999; Assistant Vice President—Operations from 1997 to 1998; Senior Planning Engineer from 1995 to 1997; Planning Engineer from 1986 to 1995; Customer Equipment Supervisor from 1984 to 1986; Customer Equipment Engineer from 1979 to 1984.	45	Vice President

(1)	Directors. Messrs. Thomas, Brown and Kimble were elected as Directors at the 2003 Annual Meeting of Shareholders held May 16, 2003 to serve until the 2004 Annual Meeting of Shareholders. Messrs. Thomas, Brown and Kimble will be nominees for reelection as Directors at the Annual Meeting of Shareholders to be held May 21, 2004.

(2)	Officers. All of the aforementioned officers were elected to their respective offices at a Board of Directors’ Organizational Meeting which followed the May 16, 2003 Annual Meeting of Shareholders. Executive employment agreements with Messrs. Brown, Kimble, Barthlow, Albaugh, Macefe and Weigand set forth the terms and conditions of their employment.

(3)	Arrangements. There are no arrangements or understandings between any of the above executive officers and any other person pursuant to which they were elected as an officer.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is registered with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 and, effective January 10, 1997, the Company’s Common Stock commenced trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the Symbol ‘NPSI’. Prior thereto, the stock was not listed on any stock exchange and was considered as being traded on the OTC (Over-the-Counter) market. The Nasdaq high and low sales prices for the Company’s Common Stock for each quarter of 2003 and 2002 are listed below:

	2003 High	2003 Low	2002 High	2002 Low
First Quarter	$15.47	$13.15	$18.98	$13.99
Second Quarter	15.95	13.20	18.20	12.38
Third Quarter	18.74	14.62	16.61	11.91
Fourth Quarter	19.84	16.89	14.65	11.83

Calculated on the basis of the number of shareholder accounts, the Company had approximately 2,540 common shareholders on February 13, 2004.

Cash dividends declared per share by the Company in 2003 and 2002 on the outstanding shares of Common Stock were as follows:

	2003	2002
First Quarter	$.17	$.17
Second Quarter	.17	.17
Third Quarter	.17	.17
Fourth Quarter	.17	.17

	$.68	$.68

Item 6.	Selected Financial Data

(Amounts in Thousands Except Per Share Data)

The following summary of Selected Financial Data for the years 2003 – 1999 should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

	2003	2002	2001	2000	1999
Operating revenues	$104,191	$93,656	$89,306	$81,818	$75,400
Operating expenses	80,938	70,909	69,261	69,108	55,915

Net operating income	23,253	22,747	20,045	12,710	19,485
Interest expense	(2,126)	(3,990)	(3,733)	(3,140)	(2,263)
Interest income	202	530	1,118	1,367	976
Equity income of affiliated companies	3,085	2,809	1,378	926	921
Sundry income (expense), net	457	(1,459)	(972)	2,034	2,399

Income before income taxes	24,871	20,637	17,836	13,897	21,518
Income tax expense	10,254	8,519	7,474	6,008	8,833

Net income	$14,617	$12,118	$10,362	$7,889	$12,685

Average common shares outstanding	15,005	15,005	15,005	15,005	15,005

Basic and diluted earnings per share	$.97	$.81	$.69	$.53	$.85

Dividends declared per share of Common Stock	$.68	$.68	$.68	$.67	$.64

Total assets	$150,625	$150,403	$168,889	$160,954	$147,792

Long-term debt	$24,682	$27,767	$47,202	$45,377	$38,940

Long-term obligations under capital lease	$5,539	$6,611	$7,607	$7,137	$—

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a telecommunications company with annual revenues for 2003 of $104,191. Our original core business, which dates back to 1906, consisted primarily of providing telecommunications services in our ILEC territory which today covers approximately 285 square miles and is located north of the City of Pittsburgh. In 1995, as the Internet was still in its relatively early stages, we purchased a small ISP as a segue into that market. During 1999, we began to expand our business beyond our ILEC territory via a CLEC edge-out strategy. In addition, from 1997 through 2001, we invested approximately $83 million in our ILEC territory to upgrade the majority of our network and deploy a CSA architecture in order to allow us to offer advanced broadband products.

Today, the investments that we have made to develop our Internet related products, to expand our business via our edge-out strategy and to modernize our network for advanced broadband products have provided the majority of our revenue growth. The great majority of our revenues are generated based on monthly recurring services and are therefore not subject to large short-term fluctuations.

In addition to our core businesses described above, we also derive a portion of our net income and cash flow from our limited partner interests in three wireless partnerships, all of which are majority owned and operated by Verizon Wireless. These partnerships, which have their origin in the 1980s with the allocation by the FCC of B licenses, cover territories which overlap the majority of our ILEC and edge-out markets.

Industry Dynamics

Demand for the traditional voice telecommunications business has been negatively impacted by the proliferation of wireless services led by one-rate bundled pricing plans that include large (if not unlimited) buckets of minutes, the popularity of alternative communication technologies such as email and instant messaging and by technological advances such as cable modems and DSL that obviate the need for secondary, and in some cases primary, access lines.

In addition, the telecommunications industry has experienced a very difficult period of contraction brought on by over-investments in the late 1990s that have created excess capacity in certain markets. As a result, the industry has experienced a relatively high number of major bankruptcies over the past several years. Besides the negative financial ramifications of absorbing write-offs of pre-petition amounts owed from such carriers, we are now faced with many of these companies re-emerging from bankruptcy with restructured balance sheets and greater financial flexibility.

Broadband growth has been a bright spot in the overall industry over the past several years. However, the broadband market is very competitive, with little differentiation to the end-user customer between products offered by telephone and cable companies. As such, pricing has been the main focus in winning new customers and retaining existing customers. Although the costs to deliver broadband technologies have decreased over the past several years, margins have continued to be squeezed by pricing decreases to customers.

The proliferation of broadband access has also resulted in new threats from innovative technologies, such as VoIP, that threaten to further decrease the revenues received from the traditional voice business. Besides potentially displacing the need for a secondary or primary line, the potential regulatory definition and classification of VoIP services (which takes on many forms) may have a significant impact on the current access compensation structure.

Regulation and Competition

The telecommunications industry was greatly impacted by the passage of the 1996 Act, which was the legislative instrument that opened the industry to significantly greater competition. The degree and pace at which markets have been experiencing competition have varied, with most of the original regulatory barriers to entry removed in the markets served by the country’s largest local exchange carriers, also referred to as the Regional Bell Operating Companies (RBOCs). Smaller rural companies, such as our ILEC, North Pittsburgh, were given regulatory relief in the form of exemptions and temporary suspensions from many of the competitive portions of the 1996 Act in order to allow state regulators sufficient time to examine the public policy implications of allowing competition in rural areas, and if deemed in the public interest, to allow smaller companies to gradually prepare for competition and to restructure rates. Although we still maintain in our ILEC territory some of the regulatory protections against non-facilities based competition, we expect that over time these protections will be reduced and/or entirely eliminated.

While the 1996 Act has placed a higher degree of uncertainty on our future revenue streams and margins in our ILEC territory, it has given us the opportunity to selectively expand outside of that territory by taking advantage of the pro-competitive aspects of the Act. We have pursued an edge-out strategy into Pittsburgh and its surrounding communities as well as into the City of Butler and its surrounding areas, leveraging the network, human capital skills and solid reputation of our traditional ILEC business.

The 1996 Act primarily deals with regulations concerning intra-modal competition—that is, competition among traditional wireline companies. At the same time, however, we have begun to experience a great deal of inter-modal competition, from wireless carriers and cable companies. We view these facilities based competitors to be the most formidable, as these companies can totally bypass our existing networks.

Highlights and Outlook

Revenues for 2003 increased $10,535, or 11.2%, over 2002. The majority of this growth was attributable to our ability to continue to effectively penetrate our edge-out markets as well as expand our broadband service offerings. Total operating expenses for 2003 increased $10,029, or 14.1% compared to 2002. Aside from the direct costs associated with access line and revenue growth, expenses were also impacted by one time charges of $2,725 associated with a workforce reduction program as well as significant increases in healthcare, pension and other postretirement benefit costs.

For 2004, we expect that competition for all of our service offerings will continue to intensify, resulting in further pressures on operating margins. We would expect that our key revenue growth drivers will continue to be in the form of adding new customers in our edge-out markets and further broadband penetration. We have also started to focus to an even greater extent on bundled product offerings, which we anticipate will drive value to our customers and serve as a retention tool for our existing customer base.

Our cost structure is heavily weighted towards labor and depreciation. As such, there is not a great deal of direct correlation between our revenues and our largest operating expenses. Increases in our labor costs have outpaced our revenue growth over the past several years, primarily driven by increases in healthcare costs and pension benefit expenses. We have taken steps, such as the workforce reduction implemented in 2003 and using our excess cash reserves to make additional contributions into the pension plan, to address some of these issues. We have also implemented and executed a targeted capital expenditure program, in which the majority of our expenditures are directly related to new customer additions. The significant network modernization investments which we made from 1997 through 2001 have enabled us to keep our maintenance capital expenditures (defined as capital expenditures needed to continually replace and/or expand our network capabilities to address our existing customer base) at levels of 5-7% of revenues over the last several years, much lower than the industry average of over 10%. Maintaining our existing operating margins going forward will be challenging as competition intensifies and lower margin services, such as DSL and CLEC access lines, generate a larger percentage of our overall revenues. However, we will continue to manage our cost structure and capital spending aggressively.

Our financial condition and balance sheet have continually improved over the last several years through prudent investment strategies and strong cash flows generated from operating activities. Unlike many telecommunication companies that have substantially leveraged their businesses, we have a greater amount of cash on hand ($32,026) than our total debt outstanding ($27,767). Our financial condition gives us the ability to invest in new products and/or opportunities and the flexibility to continue to evaluate ways to create greater shareholder value, whether through our dividend policy, stock repurchases or other investment opportunities.

The following discussion should be read in conjunction with our consolidated financial statements, and the notes thereto, included in this annual report.

Results of Operations: 2003 vs. 2002

Net income for 2003 was $14,617, or $.97 per share, compared to net income of $12,118, or $.81 per share, for 2002. The increase in net income was attributable to the following factors:

Operating Revenues

Total operating revenues increased $10,535, or 11.2%, during 2003. This increase was the result of increases in local network services revenues of $2,815 (12.6%), long distance and access services revenues of $5,623 (9.4%) and other operating revenues of $2,360 (30.1%), offset partially by decreases in directory advertising, billing and other services revenues of $68 (4.6%) and telecommunication equipment sales of $195 (8.0%).

Increases in local network services revenues of $2,815, or 12.6%, were primarily attributable to the following factors:

•	Local dial tone revenues increased $1,247 during 2003. The increase was partially a result of total access lines (including CLEC) growing by 8,489 lines, or 9.1%, from 93,778 access lines as of December 31, 2002 to 102,267 access lines as of December 31, 2003. More specifically, the total growth was a result of a 10,255 access line increase in our edge-out markets offset partially by a 1,766 access line decrease in our ILEC market. Also contributing to the increase was an approximate $600 increase in local dial tone revenues due to revenue neutral rate re-balancings at North Pittsburgh during 2003, which increased local residential rates and decreased intrastate access rates.

•

Revenues earned from PRIs increased $747 during 2003, mostly as a result of an increase in the number of circuits in our edge-out markets from 301 circuits as of December 31, 2002 to 521 circuits as of December 31, 2003. The majority of this circuit growth in our edge-out markets was the result of winning ISP customers away from the incumbent. ISPs use PRI’s as a component of their network for dial-up traffic. The continued penetration of broadband services has led to customers migrating from dial-up connections to broadband access, and we therefore expect the organic growth in the dial-up business to be greatly reduced from previous rates and most likely turn negative in the very near future. Although we expect to continue to increase our circuit count in our edge-out markets by winning ISP customers from the incumbent, we already have a relatively high penetration rate in the markets in which we currently operate. As such, we expect the growth rate in revenues from PRI circuits to decrease during 2004.

•	Vertical feature revenues (which include revenues from custom calling features such as voicemail, caller ID, call waiting, etc.) increased by $468 during 2003, mostly as a result of the total growth in access lines and a more intensive promotional campaign. Although vertical feature revenues may continue to grow if we are successful in increasing access lines, the amount of vertical feature revenue per line is expected to continue to drop in the future, mostly as a result of the discounting of these features in bundled packages that are continuing to grow in popularity.

•	Local reciprocal compensation revenues increased by $181 during 2003 in association with the growth in terminating traffic generated by the above mentioned increase in access lines and PRIs.

The increase in long distance and access services revenues of $5,623, or 9.4%, was primarily attributable to the following factors:

•	Access revenues increased $4,698 during 2003 due primarily to an increase in minutes of use (MOUs) and end user interstate access charges generated by the growth in access lines and switched circuits. Access revenues also increased as a result of changes in the National Exchange Carrier Association (NECA) average schedule settlement formulas in which North Pittsburgh participates. In addition, access revenues for 2003 were favorably impacted by $427 in final inter-carrier settlement adjustments covering a two-year period.

We believe that the current growth rate in access revenues of approximately 12% will most likely not be sustainable in 2004. Access revenues at Penn Telecom were negatively impacted in September of 2003 as a result of a revision made by Verizon in the percent local use (PLU) factor used to settle traffic between the companies. At that time, the PLU factor change resulted in an approximate $250 per month decrease in intrastate access revenues recognized. As the impact of the PLU adjustment affected only four months in 2003, year over year comparisons for full year 2004 will be negatively impacted by an entire twelve months of the adjustment. In addition, in conjunction with the FCC’s Access Charge Reform Order, Penn Telecom’s interstate access rates are being phased down over a three-year period, which began in 2001, and will mirror the incumbent’s rate effective June 20, 2004. We expect that the impact of the interstate rate change will be an approximate $40 per month decrease in access revenues.

•	Special access revenues increased $254 during 2003, mostly as a result of increases in the number of DS-1s and DS-3 circuits sold.

•	Overall toll revenues (the combination of metro area, intraLATA and interLATA toll) increased $653, reversing the trend of the last several years of period over period decreases. We have continued to be successful in bundling toll in our edge-out markets (in which there was a 10,255 growth in access lines), with nearly a 75% subscription rate. In addition, there was greater price stabilization in the toll market in 2003. Although this trend positively impacted results for 2003, the introduction of aggressively priced flat rate toll packages from VoIP providers, coupled with the already intense pricing competition in the wireless market, may eventually cause the rate of decrease in average toll prices to once again accelerate.

The increase in other operating revenues of $2,360, or 30.1%, was primarily due to two factors. One was the growth of DSL revenues of approximately $1,417 as combined DSL lines (both wholesale and retail) sold increased from 7,490 as of December 31, 2002 to 10,029 as of December 31, 2003. The second factor was that the prior year period included approximately $694 in charges associated with the bankruptcies of carriers, most notably WorldCom and Global Crossing. These charges were recorded as reductions in revenue in 2002.

The decrease in directory advertising, billing and other services revenues of $68 was mostly attributable to a slight decrease in directory advertising revenues, due to greater competition in a relatively soft advertising market. The decrease in telecommunication equipment sales of $195 was due to lower post-sale support revenues.

Operating Expenses and Net Operating Income

Total operating expenses increased $10,029, or 14.1%, during 2003. The change was the result of increases in network and other operating expenses of $8,542 (17.8%), depreciation and amortization expenses of $1,139 (6.4%) and state and local taxes of $496 (15.1%), offset partially by a minor decrease in telecommunications equipment expenses of $148 (8.3%).

The increase in network and other operating expenses of $8,542, or 17.8%, was primarily due to increases in the direct costs associated with the growth in access lines and access line equivalents. Such direct costs include the fees paid for leasing UNEs in the portions of our edge-out markets that we do not provision over our own facilities, fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base and overall general increases in sales and support areas. In addition to the aforementioned costs, which normally increase as our customer base and network grows, the following costs also contributed to the increase in network and other operating expenses:

•	We recorded $2,725 in charges associated with a workforce reduction program at our North Pittsburgh subsidiary. The charges consisted of $1,142 in severance and early retirement incentives and $1,583 in non-cash curtailment charges associated with the acceleration of pension and postretirement healthcare obligations.

•	Our net periodic benefit costs for our pension plans and other postretirement benefits plans (excluding the curtailment charges mentioned above) increased $1,062 and $334, respectively. The majority of the increase in pension costs was the result of the historically low interest rate environment and overall poor performance of the equity markets from 2000 through 2002 (net periodic benefit costs are calculated at the beginning of a plan year and therefore our expected return on plan assets did not include the above average returns in the equity markets during 2003). We expect, based on the strong performance of the assets in the plan during 2003, the additional contributions above the minimum required level that were made to the plan in both 2003 and the early part of 2004 and the decrease in the number of plan eligible participants as a result of the workforce reduction noted above, that net periodic pension cost will decrease by approximately $300 in 2004. The majority of the other postretirement benefits expenses relate to postretirement healthcare obligations and we expect that net periodic benefit costs for these postretirement benefits will increase by approximately $250 in 2004, as our healthcare premium increases have remained high.

•	Our healthcare costs (exclusive of the postretirement healthcare plan costs mentioned above) for current active employees increased approximately $800 during 2003 as a result of sharp increases in premiums over the prior year.

In addition, during 2003, we renegotiated a contract for our outsourced operational support systems (OSS), which resulted in a savings of approximately $100 per month at the time the new contract was signed. Expenses pursuant to this contract were not materially different in 2003 over 2002 due to the fact that the first full month of savings did not occur until September of 2003. OSS expenses prior to that date had increased year over year pursuant to the growth in access lines and access line equivalents (part of the contracted fee structure is variable and increases with customer growth). However, for 2004, we expect year over year costs to decrease as a result of a full twelve months at the lower contracted rates.

The increase in consolidated depreciation and amortization expenses of $1,139, or 6.4%, was the result of an increase in the depreciable asset base (gross property, plant and equipment) of 4.8% over the course of the past year. Furthermore, a higher ratio of the new additions reflected data centric equipment, which has shorter useful lives than our average depreciable base. During 2004, we expect that our depreciation expense growth rate will trend at an approximate range of 2-4% versus the 6.4% growth rate experienced in 2003. This decrease in the depreciation expense growth rate is primarily a result of the capitalized costs and license fees, incurred with the conversion to a Year 2000 compliant OSS approximately five years ago, becoming fully depreciated in December of 2003.

The increase in state and local taxes of $496, or 15.1%, was attributable to increases in a variety of taxes, including the public utility realty tax assessment (PURTA) tax, gross receipts tax (which grows as intrastate revenues increase), capital stock tax, and payroll related taxes.

Overall, the increase in total operating revenues of $10,535, coupled with the increase in total operating expenses of $10,029, resulted in a $506, or 2.2%, increase in net operating income in 2003 as compared to 2002.

Other Items

Interest expense decreased $1,864 during 2003 due to the prepayment of our Rural Telephone Bank (RTB) notes in December of 2002 and the continued scheduled pay-down of our remaining Federal Financing Bank (FFB) notes. In addition, during the fourth quarter of 2002, we incurred a $510 charge associated with the accelerated amortization of debt issuance costs related to the RTB debt prepayment.

Interest income decreased $328 during 2003 due to lower average temporary investment balances during the year, as a result of the RTB debt prepayment, as well as the general decrease in short-term money market rates for temporary investments.

Equity income of affiliated companies increased $276 during 2003 due to overall improved operating results in our affiliated companies, which consist of investments in three wireless partnerships and in Boulevard. The growth rate in this category was lower than in prior years, partially due to a $218 decrease in equity income from our RSA 6(I) partnership during 2003. This decrease was a result of conversion costs incurred with the transition of the majority partnership interest from Alltel Communications to Verizon Wireless during 2003, increases in network investments and much higher customer growth in the last two quarters, which resulted in temporary decreases in income due to higher up-front customer acquisition costs, such as equipment subsidies and commissions.

The $1,916 change in Sundry (Income) Expense, Net was due to two main factors, a $601 increase in dividend income in the current year and $1,220 of costs expended by the Company in the prior year exploring strategic alternatives and business arrangements which were not incurred in 2003. In addition, the prior year included an investment loss of $140 associated with the other-than-temporary decline in value of several equity securities. With respect to the dividend income increase of $601, as a result of the prepayment of the RTB notes in December of 2002 we were able during January of 2003 to convert our RTB Class B stock into Class C stock (a class of stock eligible for cash dividends). As we held the Class C stock for nine months of the RTB’s twelve-month fiscal year, we received a pro-rated cash dividend of $601 in the fourth quarter of 2003.

Results of Operations: 2002 vs. 2001

Net income for 2002 was $12,118, or $.81 per share, compared to net income of $10,362, or $.69 per share, for 2001. The increase in net income was attributable to the following factors:

Operating Revenues

Total operating revenues increased $4,350, or 4.9%, during 2002. This increase was the result of increases in local network services revenues of $2,686 (13.7%), long distance and access services revenues of $1,511 (2.6%) and other operating revenues of $1,014 (14.8%), offset partially by a decrease in directory advertising, billing and other services revenues of $851 (36.6%) and a minimal decrease in telecommunication equipment sales of $10 (0.4%).

Increases in local network services revenues of $2,686, or 13.7%, were primarily attributable to the following factors:

•	Local dial tone revenues increased $2,277 during 2002. The increase was partially a result of total access lines (including CLEC) growing by 6,704 lines, or 7.7%, from 87,074 access lines as of December 31, 2001 to 93,778 access lines as of December 31, 2002. More specifically, the total growth was a result of an 8,225 access line increase in our edge-out markets offset partially by a 1,521 access line decrease in our ILEC market. Also contributing to the increase was North Pittsburgh’s Chapter 30 filing with the PA PUC in December of 2001. As a result of this revenue neutral filing, we increased local rates in our ILEC market, with a corresponding offset occurring through a decrease in intrastate access rates. The revenue shift from long distance and access services revenues to local network services revenues was approximately $1,600 for 2002.

•	Revenues earned from PRIs increased $270 during 2002, mostly as a result of an increase in the number of circuits in our edge-out markets from 137 as of December 31, 2001 to 301 as of December 31, 2002.

•	Vertical feature revenues increased by $218 during 2002, mostly as a result of the total growth in access lines.

The change in long distance and access services revenues of $1,511, or 2.6%, was primarily attributable to the following factors:

•	Special access revenues increased $1,827 during 2002, primarily as a result of large increases in the number of DS-1 and DS-3 circuits sold.

•	Access revenues decreased approximately $219, principally as a result of the North Pittsburgh Chapter 30 filing which, as previously described, shifted approximately $1,600 from intrastate access revenues to local network services revenues. This shift was partially offset by an increase in MOUs and end user interstate access charges generated by the growth in access lines and switched circuits.

•

Toll revenues decreased $116 due to the loss of MOUs to competitors, such as wireless, and to alternative communication technologies such as email. In addition, the average billed rate for existing customers declined due to increased subscriptions to lower cost calling plans which were developed over the past several years to meet the competitive environment. The growth in our customer base, mostly through the successful bundling of toll in our edge-out markets, was not enough to offset the declining revenue per subscriber.

The increase in other operating revenues of $1,014, or 14.8%, was primarily due to the growth in DSL revenues of approximately $1,625 as combined DSL lines (both wholesale and retail) increased from 4,800 as of December 31, 2001 to 7,490 as of December 31, 2002. This increase was partially offset by higher write-offs associated with carrier bankruptcies, most notably WorldCom and Global Crossing.

The decrease in directory advertising, billing and other services revenues of $851, or 36.6%, was mostly due to a decrease of $766 in directory advertising revenue and a decrease of $136 in carrier billing and collection revenues. Directory advertising revenues for 2002 decreased from $1,817 in annual revenue in 2001 to $1,051 in annual revenue for 2002. Our five-year agreement with a former directory partner expired with the 2001 directory. Because the terms proposed by the former directory partner for the next contract greatly decreased our share of the income generated by the directory, we negotiated a five-year contract with a new partner, at terms much more advantageous to us. However, as the former partner continued to publish its directory, the competitive environment increased, resulting in lower revenues generated by our 2002 directory. With respect to carrier billing and collection revenues, we have contracts with several IXCs and other telecommunications companies under which we earn fees for performing billing and collection services on behalf of these companies. The volume of services and calls billed on behalf of these companies decreased, mostly as a result of companies bringing these functions in-house and a decrease in overall message volume for those carriers remaining with us, due to such factors as wireless substitution.

Operating Expenses and Net Operating Income

Total operating expenses increased $1,648, or 2.4%, during 2002. The change was primarily the result of increases in network and other operating expenses of $599 (1.3%), state and local taxes of $479 (17.0%), depreciation and amortization expenses of $528 (3.0%) and telecommunications equipment expenses of $42 (2.4%).

The increase in network and other operating expenses of $599, or 1.3%, was due to increases in the direct costs associated with the growth in access lines and access line equivalents. Such direct costs include the fees paid for leasing UNEs in the portions of our edge-out markets that we do not provision over our own facilities, fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base and overall general increases in sales and support areas. The 1.3% increase in costs, though, was historically low in comparison to the revenue growth rate due to the impact of the following items, which were not directly related to our incremental costs to service our customer base:

•	We incurred an approximate $500 charge in 2001 for expensing of operational support system evaluation charges in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. No such costs were incurred during 2002.

•	We incurred an approximate $730 charge during 2001 to reduce inventory to the lower of cost or market.

•

Our 2001 results reflected $227 in Nauticom Sports Network (NSN) restructuring charges as compared to a minor $12 reversal of a restructuring expense in 2002. Although the NSN was closed in December of 2000, several contracts were settled during 2001 for higher amounts than originally accrued for in the restructuring reserve and other miscellaneous charges were incurred during 2001.

•	During 2002, we had a $104 increase in performance assurance payments received from Verizon, which are recorded as a reduction in operating expenses.

•	The four above mentioned items were partially offset by the net periodic benefit costs for our pension plans and other postretirement benefits plans increasing $515 and $116, respectively, in 2002 over 2001.

The increase in depreciation and amortization expenses of $528, or 3.0%, was the result of the increase in the depreciable asset base (gross property, plant and equipment) of 3.9% over 2001.

The increase in state and local taxes of $479, or 17.0%, was mostly attributable to a $478 increase in public utility realty tax assessment (PURTA) expense in 2002 as 2001 included a favorable settlement of previous years’ overpayments.

Overall, the increase in total operating revenues of $4,350, coupled with the increase in total operating expenses of $1,648, resulted in a 13.5% increase in net operating income in 2002 as compared to 2001.

Other Items

Interest expense increased in 2002 by $257 due to the accelerated amortization of $510 of debt issuance costs related to the prepayment of the RTB notes in December of 2002.

Interest income decreased $588 in 2002 due to the liquidation of available for sale debt securities in April of 2001 and the general decrease in short-term money market rates for temporary investments.

Equity income of affiliated companies increased $1,431 during 2002 due to improved results from our investments in three wireless partnerships.

The $487 increase in Sundry Expense, Net for 2002 was primarily due to an increase in costs expended by the Company in exploring strategic alternatives and business arrangements. Associated costs totaled $1,220 during 2002 as compared to $784 incurred in 2001. In addition, we recorded in 2002 an investment loss of $140 associated with the other-than-temporary decline of several equity securities.

Liquidity and Capital Resources

	December 31, 2003	December 31, 2002
Cash and temporary investments	$32,026	$22,244
Working capital	$31,497	$21,737
Long-term debt (including current maturities)	$27,767	$30,852

Cash and temporary investments were $32,026 at December 31, 2003 as compared to $22,244 at December 31, 2002. The increase was a result of operating cash flows exceeding investment and financing requirements. Cash flows from operations were $30,915 for 2003, a $2,560 increase from 2002. The majority of the increase was a result of net income and non-cash charges (depreciation) increasing

$2,449 and $1,139, respectively, over 2002. These factors were offset partially by contributions made to the North Pittsburgh retirement plan totaling $2,991 during 2003 versus $625 in the prior year. The $2,991 of contributions to the North Pittsburgh retirement plan consisted of the required minimum contribution of $991 made during the first quarter of 2003 and an elective additional tax-deductible contribution of $2,000 made during the second quarter of 2003.

Cash flows used for investing activities were $6,849 for 2003, a $2,957 decrease from 2002. The improvement was mostly a result of an increase of $2,579 in 2003 in the net proceeds received from our wireless partnerships. In addition, our capital additions, which were 100% internally financed, totaled $10,602 for 2003, a minor $202, or 1.9%, decrease from the prior year figure.

We expended $14,284 during 2003 for financing activities, which included cash dividends and the scheduled repayments of debt and capital lease obligations. The $17,320 decrease in cash expenditures for financing activities from 2002 was mostly due to the accelerated retirement of $16,349 of RTB notes in December of 2002, which also led to a $1,041 reduction in scheduled debt repayments in 2003 over 2002.

Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, dividend payment dates and other predictable cash needs. We expect to continue the investment of such excess funds throughout 2004, which should enable us to meet all short-term obligations.

Working capital levels at December 31, 2003 increased $9,760 from December 31, 2002, mostly due to a $9,782 increase in cash and temporary investments as discussed above.

The decrease in long-term debt was a result of scheduled principal repayments of $3,085 in 2003. As mentioned above, we funded 100% of our 2003 expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the RUS in the maximum principal amount of $75,000. The total amount outstanding at December 31, 2003 to the FFB under this loan was $27,767, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of December 31, 2003 was $34,764. North Pittsburgh can draw against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of December 31, 2003, North Pittsburgh had approximately $2,845 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $108,403, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or make any other distributions to its shareholder or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $10,380 of North Pittsburgh’s retained earnings was available for dividends and other distributions to the Registrant as of December 31, 2003. Taking into consideration the North Pittsburgh restrictions, consolidated retained earnings of approximately $37,462 were available for dividends and other distributions to our shareholders as of December 31, 2003.

North Pittsburgh also has available through June of 2004 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1-1/2%. No borrowings have taken place against the line of credit. We intend to apply for an extension of this line of credit.

The following table discloses aggregate information about our contractual obligations and purchase commitments as of December 31, 2003:

	Payments Due by Period
Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$27,767	$3,085	$6,170	$6,170	$12,342
Capital lease obligations (1)	8,676	1,592	2,722	2,508	1,854
Operating lease obligations	931	286	275	245	125
Purchase obligations (2)	11,634	3,461	4,448	3,725	—

Total cash obligations	$49,008	$8,424	$13,615	$12,648	$14,321

(1)	Represents total minimum lease commitments (interest and executory costs are included).

(2)	The largest component of the purchase obligations category represents a contract to outsource the majority of our operational support systems. The contract, which is effective through August of 2008, has terms that make it non-cancelable by the Company through March of 2006. After that date, we have the right to cancel the contract but must pay a termination fee as defined in the contract. Base payments through the term of the contract are expected to be approximately $1,900, $2,050, $2,100, $2,150 and $1,575 in 2004, 2005, 2006, 2007 and 2008, respectively. The above mentioned figures are estimates due to the fact that a portion of the fee relating to billing services is variable, as it is partially calculated based on the number of service accounts.

The remaining portion of the purchase obligations category represents various contractual arrangements and purchase commitments that we enter into in the ordinary course of business. These obligations include purchase orders for capital expenditure plans, network maintenance contracts, multi-year contracts for Internet backbone services and company advertising sponsorships. The total of these commitments as of December 31, 2003 approximate $1,561 for 2004 and $298 for 2005.

We expect cash flows provided by operating activities and cash reserves over the next twelve months to be sufficient to service long-term debt and capital lease obligations, to pay dividends and to finance all capital projects. We currently expect a capital expenditure program for 2004 in the range of $12,000 to $13,000. We expect to continue to have the necessary cash flows from operations and cash reserves to internally finance 100% of our projected capital expenditures. However, due to the low cost financing available through the RUS for qualified North Pittsburgh capital expenditures, we may request advancements from the RUS facility in the future.

Critical Accounting Policies

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or complex judgments. These policies are as follows:

Revenue Recognition

Revenues are recognized when local network, long distance, and access services are provided. Local service, intrastate long distance and intrastate access service revenues are subject to the jurisdiction of the PA PUC. Revenues from equipment sales are recorded after equipment has been installed and accepted by the customer. Directory advertising revenues are recognized ratably over the 12-month period related to the directory publication.

Our North Pittsburgh subsidiary receives a portion of its interstate access revenues from pooling arrangements in which it participates with other telephone companies. Such pools, which are administrated by NECA, are funded by access service charges regulated by the FCC. Revenues earned through these pooling arrangements, which are based on nationwide average costs applied to certain projected demand quantities, are initially recorded based on estimates and are subject to adjustments that may either increase or decrease the final amount of interstate revenues realized for a given period. Management monitors the activity of the pools and establishes accruals, if deemed necessary, for estimated obligations to the pool. The calculations used to record these revenues are complex and involve a variety of estimates, and it is therefore possible that the ultimate amount realized from the pools could differ materially from our estimates, although historically we have not experienced significant out-of-period adjustments to our revenues as a result of participating in these pools.

Impairment of Long-Lived Assets

Based upon the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment (if any) is made based on estimates of future undiscounted cash flows. We adopted SFAS No. 144 effective January 1, 2002. Prior to this standard, we reviewed our long-lived assets according to the provisions of SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. We have determined, based on our reviews under the aforementioned standards in the year(s) in which they were effective, that there had been no impairment to the carrying value of such assets in 2003, 2002 or 2001.

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

Pension and Other Postretirement Benefits

We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87 and SFAS No. 106. The key assumptions used in making these calculations are disclosed in Note 6 to our consolidated financial statements included in this Form 10-K. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plan, which is influenced by the historical performance of plan assets, asset allocation and other third-party studies. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

The judgments used in applying the above policies are based on our evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates.

WorldCom Bankruptcy

On July 21, 2002, WorldCom petitioned the U.S. Bankruptcy Court for the Southern District of New York for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. During 2002, we realized reductions in revenue of $571 as a result of the write-off of pre-petition amounts owed by WorldCom to Penn Telecom ($66) and also to North Pittsburgh ($505) for intrastate services. For interstate services, North Pittsburgh was able to submit and recover from the NECA pool the majority of the $658 of uncollectible pre-petition receivables owed by WorldCom.

During March of 2003, we negotiated a claim sale agreement for North Pittsburgh’s receivables with Deutsche Bank and achieved a recovery of $582. Of the total amount recovered, the $329 which represented a recovery of interstate receivables was remitted back to the NECA pool (as we had already collected the entire write-off from the pool in 2002), resulting in no effect on the income statement. The $253 which represented a recovery of intrastate receivables was recognized in the income statement as a recovery of revenue during the first quarter of 2003. We sold Penn Telecom’s claim for $18 and recognized a recovery of revenue during the fourth quarter of 2003.

Although WorldCom had yet to emerge from bankruptcy as of the date of this filing, we do not believe that any material exposure now exists as WorldCom (currently d/b/a MCI) has been promptly paying all post-petition invoices. In addition, we believe that the majority of the WorldCom pre-petition interstate uncollectibles have been submitted and processed through the NECA pool without a material impact experienced on our revenues.

Workforce Reduction and Business Restructuring

During the second quarter of 2003, we instituted a workforce reduction program at our North Pittsburgh subsidiary. This program, consisting of both layoffs and early retirement incentives, reduced the North Pittsburgh workforce by 37 people, or 15%. We recorded severance charges of $1,076 and $66 during the second and third quarters of 2003, respectively. No severance accrual remained as of December 31, 2003, as all amounts had been paid prior to that date.

Because of the workforce reduction program, we also recorded curtailment charges and completed a re-measurement of our obligations under our pension and postretirement healthcare plans. Curtailment charges totaling $1,583 were recorded in the second quarter of 2003. Both the $1,142 in severance charges and $1,583 in curtailment charges were recorded in the “Network and other operating expenses” line item on our Consolidated Statement of Income.

In addition, in the fourth quarter of 2000, we shut down the Nauticom Sports Network. The associated restructuring accrual liability was $59 and $101 at December 31, 2003 and 2002, respectively. The remaining accrual relates solely to future operating lease payments. We recorded an expense of $227 in 2001 and a reversal of expense of $12 in 2002 in relation to this accrual. No income statement adjustments were recorded in 2003.

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

In 1996, Congress passed the 1996 Act, which has the goal of opening the telecommunications industry to further competition for all services. The 1996 Act prohibits state legislative or regulatory restrictions or barriers to entry regarding the provision of local telephone service. It also requires most ILECs to interconnect with the networks of other telecommunications carriers, unbundle their services into network elements, offer their telecommunications services at wholesale rates in order to permit the resale of such services and allow other telecommunications carriers to locate equipment on their premises. Local exchange telephone carriers are also required to compensate each other for the transport and termination of calls.

The FCC has issued a number of Rulemakings that continue to implement the requirements of the 1996 Act. The general intent of the 1996 Act was to open up the local exchange market to competition, including permitting the resale of services at wholesale rates and providing number portability, dialing parity, interconnection to any requesting carrier and access to network elements.

North Pittsburgh’s wireline operations are considered Rural under the 1996 Act and are exempt from certain of the foregoing obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. More specifically, pursuant to the rural exemption provision of Section 251(f)(1) of the 1996 Act, North Pittsburgh is currently exempted from offering collocation, unbundled network elements (UNEs), wholesale discounts and certain other requirements of the 1996 Act which originally pertained to non-rural ILECs. The rural exemption does not, however, prevent facilities based competition in North Pittsburgh’s service area. In addition, on January 15, 2003, the PA PUC denied the request of North Pittsburgh and other rural carriers in the state of Pennsylvania for an extension of a temporary suspension of Sections 251(b) and (c) of the 1996 Act which North Pittsburgh and the other rural carriers had held since July 10, 1997. There are two main implications of the denial of the temporary suspension to North Pittsburgh. First, North Pittsburgh is now open to the potential removal of its rural exemption if a prospective competitor successfully petitions the PA PUC for its removal. However, the PA PUC may grant such a removal only if it finds that the competitor’s proposal is not unduly economically burdensome to North Pittsburgh, is technically feasible and is consistent with the universal service provisions of the 1996 Act. In addition, the burden of proof in such a proceeding rests with the competitor. Second, North Pittsburgh became subject to implementing LNP within six months of receipt of a bona fide request from a CLEC.

In March of 2003, North Pittsburgh did receive a request from a CLEC to negotiate an interconnection agreement. Accompanying the request for interconnection by the CLEC was a request for LNP. As a result of that request, North Pittsburgh implemented LNP capability in November of 2003. North Pittsburgh is still in negotiations with the requesting CLEC in regard to a final interconnection agreement.

The North Pittsburgh implementation of LNP capability coincided with the FCC’s ordered deadline for certain ILECs, including North Pittsburgh, to implement wireline to wireless LNP by November 24, 2003. On January 19, 2004, the FCC extended the November 24, 2003, deadline until May 24, 2005, for certain rural LECs; however, because North Pittsburgh was already LNP capable, this extension did not apply to North Pittsburgh. While the FCC’s Order regarding wireline to wireless LNP has been challenged in Court, the outcome of that Court challenge is unknown. Until such time as the Court may overturn or remand the issue to the FCC, the requirement of wireline to wireless LNP is applicable to North Pittsburgh and Penn Telecom. Under the current rules, the ability of an end user to transfer his or her wireline number to a wireless phone may cause both North Pittsburgh and Penn Telecom to experience some loss of customers and the associated revenues, because the customer will be able to migrate from wireline service to a wireless service and still retain his or her current telephone number.

The provision of interstate toll and access services by North Pittsburgh and Penn Telecom is subject to the regulatory scrutiny of the FCC. Terms, conditions and rates for interstate toll and access services are filed in interstate tariffs for review and approval by the FCC. However, since August 1, 2001, the FCC has no longer required non-dominant interstate toll providers, including Penn Telecom, to file tariffs for their interstate toll services. Penn Telecom now informs its toll customers of the rates, terms and conditions through written notice. The provision of intrastate toll and access services is subject to regulatory scrutiny by the PA PUC. Terms, conditions and rates for intrastate toll and access services are filed in intrastate tariffs for PA PUC review and approval

On October 18, 2002, AT&T Corporation, a large IXC, filed a Petition with the FCC requesting a declaratory ruling that AT&T’s Phone-to-Phone Internet Protocol (IP) Telephony Services are exempt from interstate switched access charges. The FCC has set forth a pleading cycle for parties to file comments and reply comments. A number of parties have filed comments in opposition to the filing, including the United States Telephone Association, of which North Pittsburgh is a member. The FCC is expected to act on the AT&T Petition sometime prior to the end of the second quarter of 2004. Should the FCC grant AT&T’s Petition, both North Pittsburgh and Penn Telecom would be affected by such a ruling. Because the outcome of this proceeding is unknown at this time, we are unable to determine the effect such action may have on our operations and revenues.

On February 12, 2004, the FCC issued a Notice of Proposed Rulemaking proceeding to examine the regulatory treatment of VoIP. While in the Notice the FCC indicated its preference for minimal regulation, it also recognized the need to ensure that the provision of VoIP is consistent with social objectives including emergency 911, law enforcement access, consumer protection and disability access. In that VoIP services compete directly with the local and toll service offerings of North Pittsburgh and Penn Telecom, the outcome of this proceeding will affect both companies. Because the outcome of this proceeding is unknown at this time, we are unable to determine the effect such action may have on our operations and revenues.

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

The MAG Order had the following effects: 1) increased flat rate charges referred to as Subscriber Line Charges (SLCs) that are billed to residential and business customers; and 2)

decreased per minute of use switched access charges billed to interexchange toll providers that originate and terminate traffic on an ILEC’s network.

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

At the same time the MAG Order was adopted, the FCC also issued a Further Notice of Proposed Rulemaking seeking comment on an incentive regulation plan for ILECs, which are now under ROR regulation in the interstate jurisdiction. Because the outcome of this proceeding is not yet known, we are not able to predict the effect that it may have on our operations and revenues.

In an Order adopted on February 12, 2004, the FCC merged the Long Term Support (LTS) universal service support mechanism, which was available to only certain ILECs, with the new ICLS mechanism that was created in the MAG Order. According to the FCC, this measure will not affect existing levels of support for ROR carriers such as North Pittsburgh. However, because ICLS was portable to CLECs and CMRS providers that are designated as eligible telecommunication carriers (ETCs), the merged LTS/ICLS may also be portable to competing ETCs.

In February of 2002, the FCC issued a Notice of Proposed Rulemaking regarding the possible classification of wireline broadband Internet access as an information service rather than a telecommunications service. Should the FCC adopt this proposed rule, it may cause network based broadband offerings such as DSL services to be more lightly regulated by the FCC. In the Notice of Proposed Rulemaking, the FCC also asked whether it should extend USF requirements to not only facilities based wireline Broadband Internet Service Providers (BISPs) but also wireless, cable TV and satellite BISPs. Should the FCC extend a USF contribution requirement to all BISPs, North Pittsburgh, Penn Telecom and Pinnatech would be affected. Because the outcome of this proceeding is unknown at this time, we are unable to determine the effect such action may have on our operations and revenues.

In February of 2002, the FCC also issued a Further Notice of Proposed Rulemaking regarding the possible reformation of the system for assessing and recovering USF funds. In that proceeding, the FCC has asked for comment on whether it should assess carrier contributions based on the number and capacity of connections that contributing carriers provide to customers, rather than on the current method, which is based on the interstate revenues they earn. Should the FCC reform the current system for assessing and recovering USF funds, North Pittsburgh, Penn Telecom and Pinnatech would be affected by the change. Because the outcome of this proposal is unknown at this time, we are unable to determine the effect such action may have on our operations and revenues.

On February 20, 2003, the FCC issued its decision regarding the Triennial Review of the 1996 Act. The decision dealt with several issues that may affect North Pittsburgh and Penn Telecom. Generally, it appears that the decision eliminates unbundling requirements for ILECs in regard to broadband services provided over fiber facilities but continues unbundled access to mass market narrowband loops. In addition, ILECs are not required to unbundle packet switching services. The FCC further found that the high frequency portion of the loop, also referred to as line sharing, is no longer required to be provided as an UNE and will therefore be phased out over three years. Additionally, the FCC found that ILECs will no longer have to offer the local switching UNE to CLECs for business customers served by high-capacity loops. The states had 90 days to rebut this finding. For mass market customers served by narrowband loops, the FCC set out specific criteria that states shall apply to determine if switching should no longer be available as an UNE. Upon a state ruling eliminating switching as an UNE for mass market customers, the FCC set forth a three-year period for carriers to transition off Unbundled Network Element Platform (UNE-P), which is a service that bundles UNE switching with other UNEs such as UNE loop to provide the entire local service platform. The FCC Order explaining the decision was released August 21, 2003.

The PA PUC, on October 3, 2003, entered an Order which initiated two proceedings to implement the requirements set forth in the FCC’s Triennial Review Order (TRO) in a manner specific to Pennsylvania. The first proceeding investigated whether the PA PUC should request a waiver from the FCC in regard to the elimination of the requirement that ILECs provide CLECs with the local switching UNE for customers served by high-capacity loops. This proceeding has closed with the PA PUC concluding that the proceeding did not apply to incumbents such as North Pittsburgh that have a rural exemption and that a FCC waiver should not be requested. However, Verizon remained obligated under a separate State Order to continue to provide access to its local switching UNE. The second PA PUC proceeding dealing with the continued ILEC provision of the local switching UNE to CLECs for mass-market customers remains pending.

However, on March 2, 2004, the U. S. Court of Appeals for the District of Columbia issued a decision in a number of court appeals filed in regard to the FCC’s TRO. In that ruling, the court upheld the FCC’s rules in regard to their conclusion that ILECs need not unbundle broadband loops provided through the utilization of new technologies such as hybrid fiber/coaxial cable and fiber-to-the-home. The court also agreed with the FCC that ILECs need not provide line sharing. However, the court vacated and remanded a number of FCC rules regarding the FCC’s finding that CLECs were impaired without access to certain network elements such as local switching. In addition, the court vacated the FCC’s decision to sub-delegate to the state commissions determinations related to mass market switching and dedicated transport elements.

The court also stayed its own decision for 60 days in recognition that certain parties may petition for a rehearing. The three FCC commissioners that had voted in support of the TRO immediately issued a press release stating they would take action to appeal the ruling to the U. S. Supreme Court, while the chairman of the FCC issued a separate release stating that he had directed FCC staff to begin preparing new rules that would comply with the court decision. The immediate effect of the court ruling is that the PA PUC state action in regard to implementing the TRO is no longer valid as that authority has been returned to the FCC at the conclusion of the 60 day stay.

We believe that regardless of the outcome there will be no immediate impact on our ILEC operations since we are not required to offer UNEs to competitors as long as we retain our rural exemption. In regard to our CLEC operations, because we do not currently utilize line sharing and utilize our own switching for business customers who are served by high-capacity loops, the ultimate outcome as to the availability of these network elements will have no effect on our operations or revenues from our existing customer base.

However, our CLEC began to utilize UNE-P in the third quarter of 2003 in the following three capacities: 1) to convert approximately 470 existing customers from resale to UNE-P, thereby decreasing the monthly recurring line charge we must pay to the ILEC and increasing revenue by allowing us to earn access fees; 2) to provision a portion of new non-facilities based customers, which now allows us to decrease our current provisioning process by approximately twenty days as well as more efficiently manage the eventual porting of customers to UNE loop; and 3) to expand geographically outside our existing 28 collocations without significant capital risk as collocation investments can be deferred until a critical mass of customers is obtained. As of December 31, 2003, we had approximately 1,535, or 6%, of our CLEC dial tone access lines served utilizing UNE-P. Should changes occur to the current UNE-P environment, either in terms of restricting availability or revising pricing formulas/methodologies to allow for price increases, the margin improvement, provision efficiencies and low risk geographical expansion which we are expecting may not be realized.

Effective January 22, 2001, under PA PUC regulations referred to as Chapter 30, North Pittsburgh moved from ROR regulation in the intrastate jurisdiction to an alternative form of regulation, which is a price cap plan. Under North Pittsburgh’s price cap plan, rates for non-competitive intrastate services are allowed to increase based on an index that measures economy-wide price increases less a productivity offset. There is no limitation on earnings under this plan. The terms of the plan also allow North Pittsburgh to rebalance rates once each year to allow North Pittsburgh to gradually realign its intrastate rate structure on a more rational cost and market basis in order to meet future competition. In addition, as competition develops in the future, North Pittsburgh may file with the PA PUC to declare certain services competitive and thereby be freed from all rate regulation for those services. In return for approval of the alternative form of regulation, North Pittsburgh has committed to continue to upgrade its network in the future to ensure that all its customers will have access to broadband services. On April 30, 2003, North Pittsburgh filed its annual Price Stability Mechanism (PSM) compliance filing under its approved price cap plan. While the application of the PSM formula in the plan normally would have required North Pittsburgh to reduce some rates for non-competitive services, resulting in an annual revenue decrease of approximately $160, North Pittsburgh has proposed that this rate reduction be delayed for 21 months until North Pittsburgh recovers those intrastate uncollectible revenues that were experienced in 2002 due to the Global Crossing and WorldCom bankruptcies. Exogenous event claims, such as this proposal to recoup intrastate uncollectible losses not generally reflected in the Gross Domestic Product-Price Index, are permitted under the North Pittsburgh PSM. Various parties have, however, opposed the recovery of these losses. We expect the PA PUC to rule on the filing sometime in 2004.

The Chapter 30 legislation, which enables North Pittsburgh to operate under an alternative price-cap form of regulation, expired due to legislative sunset procedures on December 31, 2003. However, the PA PUC entered an Order on January 22, 2004, in which it set forth a Statement of Policy concluding that under the current Public Utility Code, the approved Chapter 30 alternative plans of regulation for all ILECs operating in Pennsylvania would remain in effect and would be fully enforceable in all respects upon the ILECs after the sunset date of December 31, 2003. Competing versions of new proposed legislation reauthorizing and revising the Chapter 30 regulations have been introduced in both the Pennsylvania House and Senate. Legislative action reauthorizing Chapter 30, with some revisions, is expected by the end of 2004. Because the outcome of this legislative initiative is unknown at this time, we are unable to determine the effect that any new legislation reauthorizing Chapter 30 will have on our operations and revenues.

It is our understanding that North Pittsburgh will remain under its current Chapter 30 plan until such time as the PA PUC orders changes in the plan and/or the legislature acts to authorize new Chapter 30 legislation.

Transactions with Related Parties

In 1998, we entered into an agreement to outsource certain data processing functions to a third party processor (Processor), which is a member of the Armstrong Group. We are related to the Armstrong Group by a common shareholder and director. Payments to the Processor under this agreement were $3,569, $3,689 and $3,196 in 2003, 2002 and 2001, respectively. During 2003, 2002 and 2001, we paid approximately $222, $628 and $42, respectively, to the law firm of a member of the Board of Directors for various legal services. As of December 31, 2003, we had amounts of $308 and $35 outstanding to the Processor and law firm, respectively. As of December 31, 2002, we had amounts of $253 and $35 outstanding to the Processor and law firm, respectively.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard, a competitive access provider jointly owned by us and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $53, $27 and $71, and total expenses incurred from receiving services from Boulevard were approximately $275, $217 and $357, for 2003, 2002 and 2001, respectively. We also provide, in the ordinary course of business, telecommunication and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $140, $264 and $182, for

2003, 2002 and 2001, respectively. The amounts outstanding from and/or due Boulevard and the companies in the Armstrong Group were negligible as of December 31, 2003 and 2002.

Regulatory Assets

We do not believe that we have any significant regulatory assets or liabilities under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. Historically, we have monitored closely the economic lives of plant in service and have adjusted depreciable lives as necessary to conform to generally accepted accounting principles.

Recent Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. The pronouncement was effective for our fiscal year beginning January 1, 2002. As of December 31, 2003, we had a net book value of $561 in equity method goodwill (recorded under “Investments”) as the result of the purchase of an additional interest in the Pennsylvania RSA 6(II) Limited Partnership in September of 2000. SFAS No. 142 discontinues the amortization of equity method goodwill and prescribes that we continue to test for impairment in accordance with Accounting Principles Board (APB) Opinion 18. We noted no impairment during our review of the equity method goodwill and associated investment during 2003 and 2002. As the annual amortization of the goodwill before the adoption of SFAS No. 142 was only $30, the cessation of the amortization did not have a significant impact on our consolidated financial statements.

In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that we record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (Amounts in Thousands)

Our limited exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We primarily enter into debt obligations to support capital expenditures. We currently have no cash flow exposure due to rate changes for long-term debt obligations, as all our long-term debt obligations contain fixed rates. As of December 31, 2003, we had debt obligations of $27,767 with an average interest rate of 5.46% and maturity dates of December 31, 2012. Based on borrowing rates currently available for loans with similar terms and maturities, the estimated fair value of our long-term debt as of December 31, 2003 was $25,403. Our only exposure to market risk for changes in interest rates would be in the event that we prepay our debt, at which time a debt premium or discount would be calculated based on current RUS borrowing rates.

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

During the two most recent fiscal years, there has been neither a change of accountants nor a disagreement with accountants on any matter of accounting principles, practices or financial statement disclosures.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, and, based on their evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

and

Item 11.	Executive Compensation

and

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

and

Item 13.	Certain Relationships and Related Transactions

and

Item 14.	Principal Accountant Fees and Services

Information in respect to executive officers of the Registrant is included herein as a separate Additional Item for Part I under the caption “Executive Officers of the Registrant” and follows Item 4. The other information required by Items 10, 11, 12, 13 and 14 has been omitted from this report since we expect to file a Definitive Proxy Statement pursuant to Regulation 14A involving the election of Directors not later than 120 days after the end of the fiscal year covered by this report and such information is incorporated into Part III of this Form 10-K by reference thereto.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents of the Registrant and its subsidiaries are filed as part of this report:

1.	Financial Statements

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Condensed Financial Information of Registrant for the years ended December 31, 2003, 2002 and 2001

Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2003, 2002 and 2001

All schedules other than those listed above have been omitted because the information is either not required or is set forth in the financial statements or notes thereto.

3.	Exhibits – Exhibit Index for Annual Reports on Form 10-K

Exhibit No.	Subject	Applicability

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

Exhibit No.	Subject	Applicability

(3)(i)	Articles of Incorporation	Provided in Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and Incorporated Herein by Reference

(3)(ii)	Amended and Restated By-Laws	Provided in Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and Incorporated Herein by Reference

(4)	Instruments defining the rights of security holders including indentures

	(a) Agreement of Reorganization and Plan of Merger	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference

	(b) Rights Agreements dated as of September 25, 2003	Provided as Exhibit 1 to the Registration of Certain Classes of Securities on Form 8-A filed on October 3, 2003 and Incorporated Herein by Reference

(9)	Voting trust agreement	Not applicable

(10)	Material contracts

	(a) Amended and Restated Executive Employment Agreement	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Incorporated Herein by Reference.

	(b) Executive Retention Payment Program Agreement	Attached Hereto

	(c) Extension of Amended and Restated Executive Employment Agreement and Retention Payment Program	Attached Hereto

(11)	Statement re computation of per share earnings	Attached Hereto

(12)	Statement re computation of ratios	Not Applicable

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders	Not Applicable

(14)	Code of Ethics	Posted on the Company’s website (www.northpittsburgh.com)

Exhibit No.	Subject	Applicability

(16)	Letter re change in certifying accountant	Not Applicable

(18)	Letter re change in accounting principles	Not Applicable

(21)	Subsidiaries of the Registrant	Attached Hereto

(22)	Published report regarding matters submitted to vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of attorney	Not Applicable

(31.1)	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31.2)	Certification of Vice President, Treasurer and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.1)	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.2)	Certification of Vice President, Treasurer and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(b)	Reports on Form 8-K. During the quarter ended December 31, 2003, we furnished two Reports on Form 8-K, as outlined below:

1)	Report on Form 8-K, dated October 3, 2003, reporting under Item 5, Other Events, the adoption of a Shareholder Rights Agreement. Included under Item 7, Exhibits, were:

•	Exhibit 3, Amendment to Article II, Section 3 of the By-Laws of North Pittsburgh Systems, Inc.

•	Exhibit 4, Rights Agreement, dated as of September 25, 2003, between North Pittsburgh Systems, Inc. and Wells Fargo Bank Minnesota, N.A., as Rights Agent.

2)	Report on Form 8-K, dated October 28, 2003, reporting under Item 12, Results of Operations and Financial Condition, the Company’s press release announcing earnings for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004	NORTH PITTSBURGH SYSTEMS, INC.

	By:	/s/ ALLEN P. KIMBLE

Allen P. Kimble Vice President, Treasurer and Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HARRY R. BROWN Harry R. Brown	Director, President and Chief Executive Officer	March 15, 2004

/s/ ALLEN P. KIMBLE Allen P. Kimble	Director, Vice President, Treasurer and Chief Financial and Accounting Officer	March 15, 2004

/s/ CHARLES E. COLE Charles E. Cole	Director	March 15, 2004

/s/ FREDERICK J. CROWLEY Frederick J. Crowley	Director	March 15, 2004

/s/ STEPHEN G. KRASKIN Stephen G. Kraskin	Director	March 15, 2004

/s/ DAVID E. NELSEN David E. Nelsen	Director	March 15, 2004

/s/ JAY L. SEDWICK Jay L. Sedwick	Director	March 15, 2004

/s/ CHARLES E. THOMAS, JR. Charles E. Thomas, Jr.	Director and Chairman of the Board of Directors	March 15, 2004

NORTH PITTSBURGH SYSTEMS, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

and Schedule (Form 10-K)

December 31, 2003, 2002, and 2001

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Pittsburgh Systems, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG, LLP

Pittsburgh, Pennsylvania

February 20, 2004

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(Amounts in thousands)

	2003	2002
Assets
Current assets:
Cash and temporary investments	$32,026	22,244
Marketable securities available for sale (note 2)	473	361
Accounts receivable:
Customers, net of allowance for doubtful accounts of $686 and $470 in 2003 and 2002, respectively	6,015	5,274
Access service settlements and other	7,455	7,729
Prepaid expenses	886	644
Inventories	1,535	2,160
Deferred income taxes (note 7)	1,545	1,882

Total current assets	49,935	40,294
Property, plant, and equipment (note 4):
Land	475	475
Buildings	13,772	13,697
Equipment	191,135	181,294
Assets held under capital lease (note 5)	10,363	10,363

	215,745	205,829
Less accumulated depreciation and amortization	132,133	114,721

	83,612	91,108
Construction-in-progress	2,174	3,131

Total property, plant, and equipment, net	85,786	94,239

Investments (note 3)	12,858	13,526
Intangible asset (note 6)	758	1,039
Other assets	1,288	1,305

Total assets	$150,625	150,403

(Continued)

2

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(Amounts in thousands)

	2003	2002
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt (note 4)	$3,085	3,085
Obligation under capital lease (note 5)	1,072	996
Accounts payable	5,436	7,215
Dividend payable	2,551	2,551
Other accrued liabilities (note 10)	4,656	2,950
Federal and state income taxes (note 7)	1,638	1,760

Total current liabilities	18,438	18,557

Long-term debt (note 4)	24,682	27,767
Obligation under capital lease (note 5)	5,539	6,611
Deferred income taxes (note 7)	10,028	9,974
Accrued pension and postretirement benefits (note 6)	12,207	10,919
Other liabilities (note 10)	579	1,683

Total liabilities	71,473	75,511

Shareholders’ equity:
Capital stock: authorized 50,000 shares:
Common stock, par value $0.15625; issued 15,040 shares and outstanding 15,005 shares (note 8)	2,350	2,350
Preferred stock, par value $1.00; none issued (note 8)	—	—
Capital in excess of par value	2,215	2,215
Retained earnings (note 4)	76,671	72,257
Less cost of treasury stock (35 shares) (note 8)	(508)	(508)
Accumulated other comprehensive loss (notes 2, 6, and 7)	(1,576)	(1,422)

Total shareholders’ equity	79,152	74,892

Total liabilities and shareholders’ equity	$150,625	150,403

See accompanying notes to consolidated financial statements.

3

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2003, 2002, and 2001

(Amounts in thousands, except per share data)

	2003	2002	2001
Operating revenues:
Local network services	$25,137	22,322	19,636
Long distance and access services	65,186	59,563	58,052
Directory advertising, billing, and other services	1,405	1,473	2,324
Telecommunication equipment sales	2,253	2,448	2,458
Other operating revenues	10,210	7,850	6,836

Total operating revenues	104,191	93,656	89,306
Operating expenses:
Network and other operating expenses (note 10)	56,519	47,977	47,378
Depreciation and amortization (note 1)	19,002	17,863	17,335
State and local taxes	3,790	3,294	2,815
Telecommunication equipment expenses	1,627	1,775	1,733

Total operating expenses	80,938	70,909	69,261

Net operating income	23,253	22,747	20,045
Other expense (income), net:
Interest expense	2,126	3,990	3,733
Interest income	(202)	(530)	(1,118)
Equity income of affiliated companies (note 3)	(3,085)	(2,809)	(1,378)
Sundry (income) expense, net	(457)	1,459	972

Total other expense (income), net	(1,618)	2,110	2,209

Income before income taxes	24,871	20,637	17,836
Provision for income taxes (note 7)	10,254	8,519	7,474

Net income	$14,617	12,118	10,362

Average common shares outstanding	15,005	15,005	15,005
Basic and diluted earnings per share	$0.97	0.81	0.69
Dividends per share	$0.68	0.68	0.68

See accompanying notes to consolidated financial statements.

4

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years ended December 31, 2003, 2002, and 2001

(Amounts in thousands)

	Common stock	Capital in excess of par value	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balances at December 31,2000	$2,350	2,215	70,183	(508)	(46)	74,194
Comprehensive income:
Net income	—	—	10,362	—	—	10,362
Other comprehensive income:
Unrealized holding gains (losses) arising during the period					24
Less reclassification adjustments for net gains included in net income					(35)

Net unrealized change in investment securities, net of tax effect of $(7)					(11)	(11)

Comprehensive income						10,351
Dividends declared on common stock	—	—	(10,203)	—	—	(10,203)

Balances at December 31,2001	2,350	2,215	70,342	(508)	(57)	74,342
Comprehensive income:
Net income	—	—	12,118	—	—	12,118
Other comprehensive income:
Unrealized holding gains (losses) arising during the period					(56)
Less reclassification adjustments for net losses included in net income					84

Net unrealized change in investment securities, net of tax effect of $19					28	28
Minimum pension liability adjustment, net of tax effect of $(988)					(1,393)	(1,393)

Comprehensive income						10,753
Dividends declared on common stock	—	—	(10,203)	—	—	(10,203)

Balances at December 31,2002	2,350	2,215	72,257	(508)	(1,422)	74,892
Comprehensive income:
Net income	—	—	14,617	—	—	14,617
Other comprehensive income:
Unrealized holding gains (losses) arising during the period					65
Less reclassification adjustments for net losses included in net income					—

Net unrealized change in investment securities, net of tax effect of $47					65	65
Minimum pension liability adjustment, net of tax effect of $(155)					(219)	(219)

Comprehensive income						14,463
Dividends declared on common stock	—	—	(10,203)	—	—	(10,203)

Balances at December 31,2003	$2,350	2,215	76,671	(508)	(1,576)	79,152

See accompanying notes to consolidated financial statements.

5

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

(Amounts in thousands)

	2003	2002	2001
Cash from operating activities:
Net income	$14,617	12,118	10,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,002	17,863	17,335
Loss (gain) on sale of marketable securities	—	1	(59)
Equity income of affiliated companies	(3,085)	(2,809)	(1,378)
Investment tax credit amortization	(13)	(18)	(24)
Deferred income taxes	499	(174)	529
Changes in assets and liabilities:
Accounts receivable	(467)	933	(774)
Inventories	625	388	2,235
Deferred financing costs, prepaid expenses, and other assets	(225)	475	48
Accounts payable	(1,779)	(549)	772
Other accrued liabilities	615	(920)	895
Accrued pension and postretirement benefits	1,195	786	695
Federal and state income taxes	(122)	155	1,621
Other, net	53	106	—

Total adjustments	16,298	16,237	21,895

Net cash provided by operating activities	30,915	28,355	32,257

Cash used for investing activities:
Expenditures for property and equipment	(10,602)	(10,804)	(13,068)
Purchase of marketable securities available for sale	—	(178)	(1,044)
Proceeds from sale of marketable securities available for sale	—	2	5,868
Investments in affiliated companies	(937)	—	—
Distributions from affiliated companies	4,690	1,174	657

Net cash used for investing activities	(6,849)	(9,806)	(7,587)

(Continued)

6

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

(Amounts in thousands)

	2003	2002	2001
Cash used for financing activities:
Cash dividends	$(10,203)	(10,203)	(10,203)
Retirement of debt	(3,085)	(20,475)	(3,822)
Proceeds from issuance of debt	—	—	6,253
Payment of capital lease obligation	(996)	(926)	(839)

Net cash used for financing activities	(14,284)	(31,604)	(8,611)

Net increase (decrease) in cash and temporary investments	9,782	(13,055)	16,059
Cash and temporary investments at beginning of year	22,244	35,299	19,240

Cash and temporary investments at end of year	$32,026	22,244	35,299

Supplemental disclosures of cash flow information:
Interest paid	$2,145	3,513	3,641
Income taxes paid	$9,889	8,546	4,950
Supplemental disclosure of noncash financing activities:
Capital lease obligations of $1,488 were incurred during 2001 when a subsidiary of the Company entered into a lease for new equipment. No obligation was incurred during 2003 and 2002.

See accompanying notes to consolidated financial statements.

7

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

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

Revenues are recognized when local network, long distance, and access services are provided. Local service, intrastate long distance, and intrastate access service revenues are subject to the jurisdiction of the Pennsylvania Public Utility Commission (PUC). Revenues from equipment sales are recorded after equipment has been installed and accepted by the customer. Directory advertising revenues are recognized ratably over the 12-month period related to the directory publication.

The Company’s NPTC subsidiary receives a portion of its interstate access revenues from pooling arrangements in which it participates with other telephone companies. Such pools, which are administered by the National Exchange Carrier Association (NECA), are funded by access service charges regulated by the Federal Communications Commission. Revenues earned through these pooling arrangements, which are based on nationwide average costs applied to certain projected demand quantities, are initially recorded based on estimates and are subject to adjustments that may either increase or decrease the final amount of interstate revenues realized for a given period. Management monitors the activity of the pools and establishes accruals, if deemed necessary, for estimated obligations to the pool. As the calculations used to record the Company’s revenues are complex and involve a variety of estimates, it is possible that the ultimate amount realized from the pools could differ materially from the Company’s estimates, although historically the Company has not experienced significant out-of-period adjustments to its revenues as a result of participating in these pools.

(c)	Marketable Securities

Marketable securities available for sale are recorded at fair value, based on quoted market prices. Changes in value of available for sale securities are included as a separate component of shareholders’ equity and comprehensive income (loss). Costs of investments sold are determined on the basis of specific identification.

8	(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(Amounts in thousands, except per share data)

(d)	Investments

The Company’s investments in limited partnerships are carried at cost plus equity in accumulated net profits or losses.

(e)	Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost. Retirements relating to replacements of telephone plant and equipment at NPTC are accounted for in accordance with applicable regulations of the PUC. Accordingly, the original costs of facilities retired, net of salvage or other credits, are charged to accumulated depreciation. When other property is retired or otherwise disposed of, any gain or loss is recognized in income.

Depreciation on telephone plant and equipment in service is provided on a straight-line basis over estimated useful lives of 10 to 30 years for buildings and 5 to 20 years for equipment. Depreciation as a percentage of average depreciable plant and equipment in service amounted to 9.0% in 2003 and 8.8% in both 2002 and 2001.

Expenditures for maintenance, repairs, and renewals are charged to operations as incurred.

(f)	Impairment of Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company has determined that there has been no impairment to the carrying value of such assets in 2003, 2002, or 2001.

9	(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(Amounts in thousands, except per share data)

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

For purposes of the consolidated statements of cash flows, the Company considers all temporary investments purchased with a maturity of three months or less to be cash equivalents. Under conditions of the Company’s loan agreement with the Rural Utilities Service (RUS), the Company had cash of $1 and $63 for 2003 and 2002, respectively, that was restricted in use.

(k)	Pension and Other Postretirement Benefits

The Company provides pension and other postretirement benefits to substantially all of NPTC’s employees and eligible retirees. Benefits provided by these plans are expensed over the estimated working lives of employees.

10	(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(Amounts in thousands, except per share data)

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

Basic earnings per share are calculated based upon the weighted average number of common shares actually outstanding, and diluted earnings per share are calculated based upon the weighted average number of common shares outstanding and other potential common shares if they are dilutive. The Company has no potential, dilutive common shares.

(n)	Advertising Expense

Advertising costs are expensed as incurred. Advertising expense charged to operations was $2,124, $2,258, and $2,848 in 2003, 2002, and 2001, respectively.

(o)	Fair Value of Financial Instruments

The carrying values of the Company’s cash, receivables, and payables are estimated to be substantially the same as their fair values as of December 31, 2003, 2002, and 2001.

(p)	Reclassiflcations

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

(q)	Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. The pronouncement was effective for the Company’s year beginning January 1, 2002. As of December 31, 2003, the Company had a net book value of $561 in equity method goodwill (recorded under Investments) as a result of the purchase of an additional interest in the Pennsylvania RSA 6(II) Limited Partnership in September 2000. SFAS No. 142 discontinues the amortization of equity method goodwill and prescribes that the Company continues to test for impairment in accordance with Accounting Principles Board (APB) Opinion 18. The Company noted no impairment during its review of the equity method goodwill and associated investment during 2003 and 2002. As the annual amortization of the goodwill before the adoption of SFAS No. 142 was $30, the cessation of the amortization did not have a significant impact on the consolidated financial statements.

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

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(Amounts in thousands, except per share data)

the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s consolidated financial statements.

(2)	Marketable Securities

Information about marketable investment securities at December 31, 2003 and 2002 is as follows:

	2003
	Cost	Unrealized gains	Unrealized losses	Market value
Available for sale:
Equity securities	$412	74	(13)	473

	2002
	Cost	Unrealized gains	Unrealized losses	Market value
Available for sale:
Equity securities	$412	5	(56)	361

Proceeds, gross realized gains, and gross realized losses from the sale of equity securities were $2, $0, and $1, respectively, for the year ended December 31, 2002, and were $5,868, $113, and $54, respectively, for the year ended December 31, 2001. There were no sales of securities during the year ended December 31, 2003. The $13 of unrealized losses at December 31, 2003 consisted of declines in the value of three equity securities, with a combined fair value of $126, below their original cost basis. No evidence currently exists which would indicate to the Company that the declines in fair value are other than temporary.

(3)	Investments

The Company’s investments at December 31, 2003 and 2002 consist of the following:

	2003	2002
Investments at equity:
Investments in wireless limited partnerships	$12,525	12,887
Boulevard Communications, LLP	333	639

Total investments	$12,858	13,526

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

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(Amounts in thousands, except per share data)

The Company had a capital call of $937 in 2003 to maintain its ownership percentage in the Pennsylvania RSA 6(I) limited partnership. There were no capital calls required in 2002 or 2001. The Company received distributions from affiliated companies of $4,690, $1,174, and $657 in 2003, 2002, and 2001, respectively.

The summary combined unaudited financial positions for the wireless partnerships as of September 30, 2003 and 2002 and Boulevard as of December 31, 2003 and 2002 are as follows:

	2003	2002
Financial Position
Current assets	$59,507	49,999
Property, plant, and equipment, net	205,073	215,442
Other long-term assets	113	130

Total assets	$264,693	265,571

Current liabilities	$15,995	7,988
Partners’ equity	248,698	257,583

Total liabilities and partners’ equity	$264,693	265,571

The summary combined unaudited results of operations for the wireless partnerships for the years ended September 30, 2003, 2002, and 2001 and for Boulevard for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
Results of Operations
Revenues	$296,550	274,651	203,791
Gross profit	151,383	139,137	108,761
Operating income	46,817	47,775	22,388
Net income	48,244	48,315	21,699

(4)	Long-Term Debt

Long-term debt as of December 31, 2003 and 2002 was as follows:

	2003	2002
Notes payable to Federal Financing Bank, maturing in 2012	$27,767	30,852
Less current portion of long-term debt	3,085	3,085

Long-term debt	$24,682	27,767

Annual principal payments of $3,085 are required over the next five years as calculated on the outstanding indebtedness at December 31, 2003.

13	(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

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

In 1996, NPTC was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the RUS in the maximum principal amount of $75,000. The total amount outstanding at December 31, 2003 to the FFB under this loan was $27,767 with all advances having a maturity date of December 31, 2012. The notes payable to the FFB carry interest rates ranging from 4.3% to 6.7% (weighted average of 5.46%). The unadvanced amount of this facility as of December 31, 2003 was $34,764. NPTC can make draws against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of December 31, 2003, NPTC had approximately $2,845 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by NPTC which provides that substantially all of the assets of NPTC, which approximates a net book value of $108,403, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by NPTC. Under these restrictions, unless certain working capital levels, net worth levels, and interest expense ratios are maintained, NPTC is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholder or purchase, redeem, or retire any of its capital stock or make any investment in affiliated companies. As a result of the NPTC restrictions, $10,380 of NPTC’s retained earnings were available for dividends to the Company as of December 31, 2003. Taking into consideration the NPTC restrictions, consolidated retained earnings of the Company of approximately $37,462 were available for dividends and other distributions to shareholders as of December 31, 2003.

Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 2003 was $25,403. This was based on a current borrowing rate of 6.35%.

NPTC also has available through June of 2004 a $10,000 line of credit at a rate of prime plus 1-1/2% with the Rural Telephone Finance Cooperative. The line of credit was not used in 2003, 2002, or 2001.

14	(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(Amounts in thousands, except per share data)

(5)	Lease and Other Commitments

Operating and Capital Leases

The Company has a capital lease for equipment used in its operations. Amortization of the assets held under the capital lease is included within depreciation and amortization expense. The capital lease amount included in property, plant, and equipment is as follows:

	2003	2002
Capital lease	$10,363	10,363
Accumulated amortization	(1,945)	(1,369)

Total	$8,418	8,994

In addition, the Company has entered into various noncancelable operating leases in the ordinary course of business. The following table displays the aggregate minimum lease commitments under the capital and operating leases as of December 31, 2003:

	Capital lease	Operating leases
2004	$1,592	286
2005	1,450	154
2006	1,272	121
2007	1,254	124
2008	1,254	121
Thereafter	1,854	125

Total minimum lease commitments	8,676	931

Less interest and executory costs	2,065

Present value of minimum lease commitments	6,611
Less current installments	1,072

Long-term obligation at December 31, 2003	$5,539

Other Commitments

The Company has entered into a contract to outsource the majority of its operational support systems. The contract, which is effective through August of 2008, has terms that make it noncancelable by the Company through March of 2006. After that date, the Company has the right to cancel the contract but must pay a termination fee as defined in the contract. Base payments through the term of the contract are expected to be approximately $1,900, $2,050, $2,100, $2,150, and $1,575 in 2004, 2005, 2006, 2007, and 2008, respectively. The above mentioned figures are estimates due to the fact that a portion of the fee relating to billing services is variable as it is partially calculated based on the number of service accounts.

15	(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(Amounts in thousands, except per share data)

Also, in the ordinary course of business, the Company enters into various contractual arrangements and purchase commitments such as purchase orders for capital expenditure plans, network maintenance contracts, multi-year contracts for Internet backbone services and company advertising sponsorships. Total commitments approximate $1,561 for 2004 and $298 for 2005.

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

Eligible retirees of NPTC are provided healthcare and life insurance benefits under an unfunded plan until the retiree reaches 65 years of age.

16	(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(Amounts in thousands, except per share data)

The following table sets forth the Plans’ change in benefit obligation, change in plan assets, and reconciliation of funded status at December 31, 2003 and 2002:

	Pension benefits		Other postretirement benefits
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$41,172	34,796	8,698	6,575
Service cost	1,284	1,091	300	223
Interest cost	2,676	2,383	574	446
Curtailment loss	648	—	795	—
Benefits paid	(1,626)	(1,415)	(476)	(387)
Actuarial loss	2,895	4,317	1,831	1,841

Benefit obligation at end of year	$47,049	41,172	11,722	8,698

Change in plan assets:
Fair value at beginning of year	$29,194	31,485	—	—
Actual return on plan assets	4,661	(1,501)	—	—
Employer contributions	2,991	625	476	387
Benefits paid	(1,626)	(1,415)	(476)	(387)

Fair value at end of year	$35,220	29,194	—	—

Reconciliation of funded status:
Funded status	$(11,829)	(11,978)	(11,722)	(8,698)
Unrecognized actuarial loss	10,471	10,322	4,290	2,595
Unrecognized transition (asset)	(305)	(458)	—	—
Unrecognized prior service cost	758	1,039	7	2

Net amount at year-end	$(905)	(1,075)	(7,425)	(6,101)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(4,308)	(4,411)	(7,425)	(6,101)
Intangible asset	758	1,039	—	—
Accumulated other comprehensive loss	2,645	2,297	—	—

Net amount recognized at year-end	$(905)	(1,075)	(7,425)	(6,101)

Accumulated benefit obligation	$39,528	33,605	N/A	N/A

17	(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(Amounts in thousands, except per share data)

The Company recognizes a minimum pension liability when the accumulated benefit obligation (ABO) for a plan exceeds the fair value of the respective plan’s assets. When recorded, the additional liability is offset by the recognition of an intangible asset and/or charge against shareholders’ equity. Due to the ABO exceeding plan assets as of both December 31, 2003 and 2002, adjustments were recorded to the Company’s balance sheet as follows (note that the following represents a combination of the adjustments for the Company’s qualified pension plan, as illustrated in the preceding table, and the Company’s nonqualified supplemental pension plan as discussed later in this note):

	2003 Adjustment	2002 Adjustment
Accrued benefit obligation	$(93)	(3,420)
Intangible asset	(281)	1,039
Deferred income taxes	155	988
Accumulated other comprehensive loss	219	1,393

The following weighted average assumptions were used in the calculations to determine benefit obligations as of December 31, 2003, 2002, and 2001:

	Pension benefits				Other postretirement benefits
	2003		2002	2001	2003	2002	2001
Weighted average assumptions:
Discount rate	%	6.00	6.50	7.00	6.00	6.50	7.00
Rate of compensation increase		4.50	4.50	4.50	4.50	4.50	4.50
Measurement date		Oct. 31	Oct. 31	Oct. 31	Dec. 31	Dec. 31	Dec. 31

Net periodic benefit costs include the following:

	Pension benefits			Other postretirement benefits
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$1,284	1,091	885	300	223	165
Interest cost	2,676	2,383	2,245	574	446	395
Expected return on plan assets	(2,473)	(2,495)	(2,645)	—	—	—
Amortization of prior service cost	141	216	207	(5)	(6)	(6)
Amortization of transition (asset)	(153)	(153)	(153)	—	—	—
Recognized actuarial (gain) or loss	558	—	(34)	135	7	—

Net periodic benefit cost	$2,033	1,042	505	1,004	670	554

Additional loss due to:
Curtailment	$788	—	—	795	—	—

18	(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(Amounts in thousands, except per share data)

The following weighted average assumptions were used in the calculations to determine net periodic benefit cost for the years ended December 31, 2003, 2002, and 2001:

	Pension benefits				Other postretirement benefits
	2003		2002	2001	2003	2002	2001
Discount rate	%	6.5	7.0	7.5	6.5	7.0	7.5
Expected return on assets		8.0	8.0	8.0	N/A	N/A	N/A
Rate of compensation increase		4.5	4.5	4.5	4.5	4.5	4.5

For purposes of measuring other postretirement benefits, the annual rate of increase in the per capita cost of covered benefits (i.e., healthcare cost trend rate) for 2003 was 11%. The rates were assumed to decrease gradually to 5% by the year 2011 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care trend rate would have the following effects:

	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components for 2003	$106	(91)
Effect on 2003 postretirement benefit obligation	1,016	(901)

The following table presents the pension plan’s target allocation ranges and actual plan assets, broken down by investment category, as of October 31, 2003 and 2002, the measurement dates for the fiscal year 2003 and 2002 plan calculations:

	Target asset allocation ranges	Plan assets at October 31,
		2003	2002
Asset category:
Equity securities	40 – 60%	57%	50%
Fixed income securities	40 – 60%	40%	48%
Cash and equivalents	0 – 5%	3%	2%

The Retirement Board, a committee of the Board of Directors of the Company (the Board), manages the asset allocation of the plan’s investments in conjunction with advice received from third-party professional investment managers. The Company employs a total return investment approach for its pension benefit plan whereby a mix of equities and fixed income investments are used to maximize the long-term return of pension assets. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Investment allocation and risk is monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

19	(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(Amounts in thousands, except per share data)

The Company considers a number of factors in determining its expected rate of return on plan assets assumption, including historical performance of plan assets, asset allocation and other third-party studies. Historical markets are studied as well as long-term relationships between equity and fixed income securities. Currently, the fixed income securities held by the plan are comprised of highly rated fixed rate annuity contracts that have a weighted average interest rate of 6.6%. The guarantee period on the interest rates vary from 2006 through 2009, with the majority of the annuity balances containing guaranteed rates through October of 2009. By assuming historical returns of 10% for equity securities and incorporating the current guaranteed weighted average annuity interest rate of 6.6% (and assigning a minimal 1% return expectation for cash and equivalents), the current portfolio’s weighted average expected return would be 8.4%, compared with the Company’s assumed rate of 8.0% for 2003.

During 2003, the Company contributed $2,991 to the pension plan, consisting of a minimum required contribution of $991 and an elective additional tax-deductible contribution of $2,000. For 2004, no minimum contribution is required for the pension plan as the $2,000 elective contribution made in 2003 created a funding credit. However, the Company made a $1,154 contribution during January of 2004 and expects to make an additional contribution of approximately $1,350 during the first half of 2004, contingent upon an assessment of the tax-deductibility of the expected contribution. Contributions for the other postretirement benefit plans are made on a pay-as-you-go basis, with total contributions of $476 in 2003 and expected contributions totaling $641 for 2004.

NPTC also has a nonqualified supplemental pension plan covering certain former and current employees which provides for incremental pension payments to the extent that income tax regulations limit the amount payable from NPTC’s qualified defined benefit retirement plan. The projected benefit obligation relating to such unfunded plan was approximately $1,404, $1,124, and $746 at December 31, 2003, 2002, and 2001, respectively. Pension expense for the plan was $162 in 2003, $91 in 2002, and $113 in 2001. The amounts accrued in the consolidated balance sheet, which also represent the accumulated benefit obligations, were $474, $407, and $237 at December 31, 2003, 2002, and 2001, respectively.

The Company also sponsors 401(k) savings plans covering substantially all employees. For employees who are not covered by collective bargaining agreements, the Company contributes to the 401(k) plans based on a specified percentage of employee contributions. Contributions charged to expense were $430, $418, and $391 in 2003, 2002, and 2001, respectively.

20	(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(Amounts in thousands, except per share data)

(7)	Income Taxes

The components of income tax expense (benefit) are:

	2003	2002	2001
Current:
Federal	$7,162	6,045	4,426
State	2,606	2,666	2,543

	9,768	8,711	6,969
Deferred:
Federal	694	460	1,124
State	(195)	(634)	(595)

	499	(174)	529
Deferred investment tax credit	(13)	(18)	(24)

	$10,254	8,519	7,474

The Company’s income tax expense differs from income tax expense computed at the federal statutory rate of 35% due to the following factors:

	2003	2002	2001
Statutory federal income tax	$8,705	7,223	6,242
State taxes on income (net of federal income tax benefit)	1,615	1,340	1,158
Change in beginning of year valuation allowance	(61)	(20)	215
Investment tax credit	(13)	(18)	(24)
Tax-exempt interest	—	—	(6)
Other	8	(6)	(111)

Income tax expense	$10,254	8,519	7,474

The significant components of deferred income tax expense attributable to income from operations are as follows:

	2003	2002	2001
Deferred tax expense (exclusive of the effects of the other components below)	$560	(154)	314
Increase/(decrease) in beginning of year valuation allowance	(61)	(20)	215

	$499	(174)	529

21	(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(Amounts in thousands, except per share data)

Additional deferred tax liabilities of $47 and $19 were recorded in 2003 and 2002, respectively, related to unrealized gains and losses on marketable securities classified as available for sale (note 2) and additional deferred tax assets of $155 and $988 were recorded in 2003 and 2002, respectively, related to minimum pension liability adjustments (note 6).

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are presented below:

	2003	2002
Deferred tax assets:
Postretirement benefits	$(3,081)	(2,531)
Deferred compensation	(186)	(546)
Compensated absences, principally due to accrual for financial reporting purposes	(282)	(300)
Accounts receivable	(1,289)	(1,560)
State net operating loss carryforwards	(2,168)	(2,058)
Pension	(933)	(916)
Other	(228)	(212)
Net unrealized loss on available for sale securities	—	(21)

Total gross deferred tax assets	(8,167)	(8,144)
Less valuation allowance	739	800

Net deferred tax assets	(7,428)	(7,344)
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	14,382	14,117
Net unrealized gain on available for sale securities	26	—
Other	1,503	1,319

Total gross deferred tax liability	15,911	15,436

Net deferred tax liability	$8,483	8,092

Unamortized investment tax credit	$27	40

The valuation allowance for deferred tax assets relates to state loss carryforwards of subsidiaries. The valuation allowance for deferred tax assets as of December 31, 2003 and 2002 was $739 and $800, respectively. For the year ended December 31, 2003, there was a net decrease in the valuation allowance in the amount of $61. For the year ended December 31, 2002, there was a net decrease in the valuation allowance in the amount of $20. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is

22	(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(Amounts in thousands, except per share data)

more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2003. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2003, the Company had net operating loss carryforwards for state income tax purposes of $29,369 which are available to offset future state taxable income. These loss carryforwards will expire as follows:

2005	$582
2019	211
2020	10,672
2021	10,184
2022	6,299
2023	1,421

(8)	Shareholders’ Equity

The Company has the authority to issue 50,000 shares of capital stock, 40,000 shares of which shall be in the form of common stock, par value $0.15625 per share. The remaining 10,000 shares can be divided into one or more classes of common stock and/or preferred stock. As of December 31, 2003, 15,040 shares of common stock, par value $0.15625 per share, had been issued, with 15,005 remaining outstanding as a result of the repurchase by the Company of 35 shares (for $508) into treasury.

During 2003, the Board adopted a Shareholder Rights Plan and declared a dividend of one right for each share of common stock then outstanding and to become outstanding thereafter. Each right entitles the holder of the right to buy one one-hundredth of a share of Class A Junior Participating Preferred Stock for $60 per share (subject to adjustment) if the right becomes exercisable. The rights become exercisable only if a person or group acquires 15% or more of the common stock of the Company then outstanding or commences a tender or exchange offer that, if consummated, would result in the person or group acquiring 15% or more of the Company’s common stock then outstanding. If a person or group acquires 15% of the Company’s outstanding common stock, right holders (other than the shareholder(s) who acquired 15% of the Company’s common stock) become entitled to purchase an amount of common stock of the Company (or Common Stock Equivalents as defined in the Shareholder Rights Plan, or, in certain circumstances, common stock of the acquirer) having a value equal to two times the exercise price of $60. The rights currently trade with the Company’s common stock. The rights may be redeemed by the Board, for one cent per right, at any time before a person or group acquires 15% or more of the common stock of the Company then outstanding. The rights expire in October 2013.

In conjunction with the Shareholder Rights Plan, the Company has reserved 151 shares of preferred stock for possible issuance. As of December 31, 2003, no preferred shares had been issued.

(9)	Related Party Transactions

In 1998, the Company entered into an agreement to outsource certain data processing functions to a third party processor (Processor), which is a member of the Armstrong Group of Companies (the

23	(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(Amounts in thousands, except per share data)

Armstrong Group). The Company is related to the Armstrong Group by a common shareholder and director. Payments to the Processor under this agreement were $3,569, $3,689, and $3,196 in 2003, 2002, and 2001, respectively. During 2003, 2002, and 2001, the Company paid approximately $222, $628, and $42, respectively, to a member of the board of directors law firm for various legal services. As of December 31, 2003, the Company had amounts of $308 and $35 outstanding to the Processor and law firm, respectively. As of December 31, 2002, the Company had amounts of $253 and $35 outstanding to the Processor and law firm, respectively.

In addition, in the ordinary course of business, the Company both provides and receives telecommunication transport services from Boulevard, a competitive access provider jointly owned by the Company and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $53, $27, and $71, and total expenses incurred from receiving services from Boulevard were approximately $275, $217, and $357 for 2003, 2002, and 2001, respectively. The Company also provides in the ordinary course of business telecommunication and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $140, $264, and $182 for 2003, 2002, and 2001, respectively. The amounts outstanding from and/or due to Boulevard and the companies in the Armstrong Group were negligible as of December 31, 2003.

(10)	Workforce Reduction and Business Restructuring

During the second quarter of 2003, the Company instituted a workforce reduction program at its NPTC subsidiary. This program consisted of both layoffs and early retirement incentives and reduced the NPTC workforce by 37 people, or 15%. The Company recorded severance charges of $1,076 and $66 during the second and third quarters of 2003, respectively. No severance accrual remained as of December 31, 2003, as all amounts had been paid prior to that date.

Because of the workforce reduction program, the Company also recorded curtailment charges and completed a re-measurement of its obligations under its pension and postretirement healthcare plans. Curtailment charges totaling $1,583 were recorded in the second quarter of 2003. Both the $1,142 in severance charges and $1,583 in curtailment charges were recorded in the “Network and other operating expenses” line item on the Company’s Consolidated Statement of Income.

In addition, during the fourth quarter of 2000, the Company shut down the Nauticom Sports Network. The associated restructuring accrual liability was $59 and $101 at December 31, 2003 and 2002, respectively. The remaining accrual relates solely to future operating lease payments. The Company recorded an expense of $227 in 2001 and an expense reversal of $12 in 2002 in relation to this accrual. No income statement adjustments were recorded in 2003.

24	(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(Amounts in thousands, except per share data)

(11)	Unaudited Quarterly Financial Data for 2003 and 2002

The following are summaries of quarterly financial data for the years ended December 31, 2003 and 2002, as reported by the Company:

	Unaudited (in thousands, except per share data)
	First quarter	Second quarter	Third quarter	Fourth quarter
2003:
Operating revenues	$25,120	26,201	26,302	26,568
Net operating income	5,551	3,917	6,525	7,260
Net income	3,478	2,465	3,870	4,804
Basic and diluted earnings per common share	0.23	0.16	0.26	0.32
2002:
Operating revenues	$23,154	22,536	23,701	24,265
Net operating income	5,995	5,050	5,870	5,832
Net income	3,246	2,221	3,423	3,228
Basic and diluted earnings per common share	0.22	0.15	0.23	0.22

25

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2003 and 2002

(Amounts in thousands)

	2003	2002
Assets
Current assets:
Cash and temporary investments	$5,208	4,684
Accounts receivable from subsidiary	6	6

Total current assets	5,214	4,690
Property, plant, and equipment:
Land	150	150
Buildings	1,212	1,212
Equipment	21	21

	1,383	1,383
Less accumulated depreciation and amortization	332	290

	1,051	1,093
Deferred income taxes	243	207
Other assets	1,081	1,059
Investment in subsidiaries	74,913	71,235

Total assets	$82,502	78,284

(Continued)

26

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2003 and 2002

(Amounts in thousands)

	2003	2002
Liabilities and Shareholders’ Equity
Current liabilities:
Dividend payable	$2,551	2,551
Accounts payable – subsidiaries	1	—
Federal and state income taxes	637	739
Other liabilities	161	102

Total current liabilities	3,350	3,392
Shareholders’ equity:
Common stock	2,350	2,350
Capital in excess of par value	2,215	2,215
Retained earnings	76,671	72,257
Less cost of treasury stock	(508)	(508)
Accumulated other comprehensive loss	(1,576)	(1,422)

Total shareholders’ equity	79,152	74,892

Total liabilities and shareholders’ equity	$82,502	78,284

See accompanying independent auditors’ report.

(Continued)

27

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

Condensed Financial Information of Registrant

Condensed Statements of Operations

Years ended December 31, 2003, 2002 and 2001

(Amounts in thousands)

	2003	2002	2001
Revenues:
Dividends from subsidiaries	$13,203	21,254	10,403
Interest income	41	143	1,815
Nonoperating income	67	—	—
Gain on sale of marketable securities	—	—	59

Total revenues	13,311	21,397	12,277
Expenses:
General office salaries and expenses	574	540	507
State taxes	85	70	81
Nonoperating expenses	—	1,152	717

Total expenses	659	1,762	1,305

Income before income taxes and equity in undistributed (overdistributed) net income of subsidiaries	12,652	19,635	10,972
Income tax (benefit) expense	(235)	(680)	222

Income before equity in undistributed (overdistributed) net income of subsidiaries	12,887	20,315	10,750
Equity in undistributed (overdistributed) net income of subsidiaries	1,730	(8,197)	(388)

Net income	$14,617	12,118	10,362

See accompanying independent auditors’ report.

(Continued)

28

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

Condensed Financial Information of Registrant

Condensed Statement of Cash Flows

Years ended December 31, 2003, 2002 and 2001

(Amounts in thousands)

	2003	2002	2001
Cash from operating activities:
Net income	$14,617	12,118	10,362
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) overdistributed income of subsidiaries	(1,730)	8,197	388
Gain on sale of marketable securities		—	(59)
Other adjustments	18	17	13
Changes in assets and liabilities:
Receivables	—	128	96
Accounts payable – subsidiaries	1	(1)	(7)
Other liabilities	59	(355)	373
Federal and state income taxes	(102)	(1,228)	541
Deferred income taxes	(36)	163	(319)

Total adjustments	(1,790)	6,921	1,026

Net cash provided by operating activities	12,827	19,039	11,388

Cash from investing activities:
Expenditures for property and equipment	—	(25)	—
Purchases of marketable securities available for sale	—	—	(917)
Proceeds from sale of marketable securities available for sale	—	—	5,868
Notes receivable – subsidiaries	—	—	(7,385)
Investments in subsidiaries	(2,100)	(4,300)	—

Net cash used for investing activities	(2,100)	(4,325)	(2,434)

Cash used for financing activities:
Cash dividends	(10,203)	(10,203)	(10,203)

Net cash used for financing activities	(10,203)	(10,203)	(10,203)

Net increase (decrease) in cash and temporary investments	524	4,511	(1,249)
Cash and temporary investments at beginning of year	4,684	173	1,422

Cash and temporary investments at end of year	$5,208	4,684	173

Supplemental disclosure of noncash investing activities:

The $25,250 of notes receivable from subsidiaries as of December 31, 2001 were converted into equity investments in those subsidiaries during 2002. Total actual cash extended to those subsidiaries during 2002, as noted in the cash from investing activities section, was $4,300.

See accompanying independent auditors’ report.

29

Schedule II

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2003, 2002 and 2001

(Amounts in thousands)

Description	Balance at beginning of period	Additions charged to expenses	Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet:
2003	$470	739	523	686
2002	415	769	714	470
2001	559	442	586	415
Valuation allowance for deferred tax assets:
2003	800	(61)	—	739
2002	820	(20)	—	800
2001	605	215	—	820

See accompanying independent auditors’ report.

30