Form 10-Q
period 2004-03-31
NORTH PITTSBURGH SYSTEMS INC
filed 2004-05-07
CIK 764765

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES ☒ NO ☐

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of May 7, 2004 was 15,005,000.

PART I

FINANCIAL INFORMATION

Independent Auditors’ Review Report

The Board of Directors

North Pittsburgh Systems, Inc:

We have reviewed the accompanying condensed consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries as of March 31, 2004 and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Pittsburgh, Pennsylvania

April 20, 2004

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(Amounts in Thousands – Except Per Share Data)

	For the Three Months Ended March 31
	2004	2003
Operating revenues:
Local network services	$6,725	$5,973
Long distance and access services	16,577	15,751
Directory advertising, billing and other services	423	248
Telecommunication equipment sales	615	530
Other operating revenues	2,791	2,618

Total operating revenues	27,131	25,120
Operating expenses:
Network and other operating expenses	13,841	13,440
Depreciation and amortization	4,629	4,684
State and local taxes	1,118	1,079
Telecommunication equipment expenses	421	366

Total operating expenses	20,009	19,569

Net operating income	7,122	5,551
Other expense (income), net:
Interest expense	493	548
Interest income	(62)	(58)
Equity income of affiliated companies	(804)	(890)
Sundry expense, net	15	25

Total other expense (income), net	(358)	(375)

Income before income taxes	7,480	5,926
Income taxes	3,083	2,448

Net income	$4,397	$3,478

Weighted average common shares outstanding	15,005	15,005

Basic and diluted earnings per share	$.29	$.23

Dividends per share	$.18	$.17

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) March 31 2004	Dec. 31 2003
ASSETS
Current Assets:
Cash and temporary investments	$34,066	$32,026
Marketable securities available for sale	501	473
Accounts receivable:
Customers, net of allowance for doubtful accounts of $712 and $686, respectively	5,960	6,015
Access service settlements and other	6,674	7,455
Prepaid expenses	603	886
Inventories	1,643	1,535
Prepaid taxes other than income taxes	1,161	—
Deferred income taxes	1,304	1,545

Total current assets	51,912	49,935

Property, plant and equipment:
Land	475	475
Buildings	13,383	13,772
Equipment	193,449	191,135
Assets held under capital lease	10,363	10,363

	217,670	215,745
Less accumulated depreciation and amortization	135,855	132,133

	81,815	83,612
Construction in progress	2,366	2,174

Total property, plant and equipment, net	84,181	85,786

Investments	13,065	12,858
Intangible asset	758	758
Other assets	1,295	1,288

Total assets	$151,211	$150,625

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) March 31 2004	Dec. 31 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,085	$3,085
Obligation under capital lease	1,092	1,072
Accounts payable	5,211	5,436
Dividend payable	2,701	2,551
Other accrued liabilities	4,440	4,656
Federal and state income taxes	2,865	1,638

Total current liabilities	19,394	18,438

Long-term debt	23,911	24,682
Obligation under capital lease	5,258	5,539
Deferred income taxes	9,538	10,028
Accrued pension and postretirement benefits	11,692	12,207
Other liabilities	567	579

Total liabilities	70,360	71,473

Shareholders’ equity:
Capital stock: authorized 50,000 shares:
Common stock, par value $.15625; issued 15,040 shares and outstanding 15,005 shares	2,350	2,350
Preferred stock, par value $1.00; none issued	—	—
Capital in excess of par value	2,215	2,215
Retained earnings	78,367	76,671
Less cost of treasury stock (35 shares)	(508)	(508)
Accumulated other comprehensive loss	(1,573)	(1,576)

Total shareholders’ equity	80,851	79,152

Total liabilities and shareholders’ equity	$151,211	$150,625

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Three Months Ended March 31
	2004	2003
Cash from operating activities:
Net income	$4,397	$3,478
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,629	4,684
Equity income of affiliated companies	(804)	(890)
Changes in assets and liabilities:
Accounts receivable	836	(73)
Inventories	(108)	79
Prepaid expenses and other assets	276	160
Prepaid taxes	(1,161)	(1,009)
Accounts payable	(225)	(102)
Other accrued liabilities	(228)	(1,679)
Accrued pension and postretirement benefits	(515)	(455)
Federal and state income taxes	1,227	609
Deferred income taxes	(250)	1
Other, net	25	45

Total adjustments	3,702	1,370

Net cash from operating activities	8,099	4,848

Cash used for investing activities:
Expenditures for property and equipment	(3,048)	(2,621)
Purchase of marketable securities available for sale	(25)	—
Investments in affiliated companies	—	(937)
Distributions from affiliated companies	597	540

Net cash used for investing activities	(2,476)	(3,018)

Cash used for financing activities:
Cash dividends	(2,551)	(2,551)
Payments of capital lease obligation	(261)	(242)
Retirement of debt	(771)	(771)

Net cash used for financing activities	(3,583)	(3,564)

Net increase (decrease) in cash and temporary investments	2,040	(1,734)
Cash and temporary investments at beginning of period	32,026	22,244

Cash and temporary investments at end of period	$34,066	$20,510

Supplemental disclosure of cash flow information:
Interest paid	$498	$553
Income taxes paid	$2,108	$1,840

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in Thousands)

(1)	Basis of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by North Pittsburgh Systems, Inc. (hereafter referred to as the Registrant, the Company, we, us or our), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Company’s wholly owned subsidiaries, North Pittsburgh Telephone Company (North Pittsburgh), Penn Telecom, Inc. (Penn Telecom) and Pinnatech, Inc. (Pinnatech). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments necessary to present fairly the results of operations for the interim periods have been reflected. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report to the Securities and Exchange Commission on Form 10-K.

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

	For the Three Months Ended March 31
	2004	2003
Net income	$4,397	$3,478
Unrealized gain (loss) on marketable securities including reclassification adjustments, net of tax	3	(6)

Comprehensive income	$4,400	$3,472

(3)	Postretirement Benefits

Substantially all employees of North Pittsburgh are covered by a noncontributory, defined benefit retirement plan. The benefits are based on each employee’s years of service and compensation. North Pittsburgh’s funding policy is to contribute an amount annually that satisfies at least the minimum funding required under the Employee Retirement Income Security Act of 1974. The assets of the Plan are held in a trust and are invested in a variety of equity and fixed income securities.

Eligible retirees of North Pittsburgh are provided healthcare and life insurance benefits under an unfunded plan until the retiree reaches 65 years of age.

Components of Net Periodic Benefit Cost:

The following table summarizes the components of net periodic benefit cost:

	Pension Benefits Three Months Ended March 31		Other Postretirement Benefits Three Months Ended March 31
	2004	2003	2004	2003
Service cost	$331	$321	$88	$75
Interest cost	690	669	170	143
Expected return on plan assets	(716)	(618)	—	—
Amortization of prior service cost	31	35	(1)	(1)
Amortization of transition asset	(38)	(38)	—	—
Recognized actuarial loss	116	139	60	34

Net periodic benefit cost	$414	$508	$317	$251

North Pittsburgh also has a nonqualified supplemental pension plan covering former and current employees, which provides for incremental pension payments to the extent that income tax regulations limit the amount payable from North Pittsburgh’s qualified defined benefit plan. Pension expense for the supplemental plan for the three-month periods ended March 31, 2004 and 2003 was $55 and $41, respectively.

Employer Contributions:

The Company previously disclosed in its financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K), that it expected to make discretionary contributions totaling $2,500 to its qualified pension plan in 2004. Due to an elective additional tax-deductible contribution of $2,000 made in 2003, no minimum contribution is required for the pension plan in 2004. However, the Company made tax-deductible discretionary contributions of $1,154 and $1,346 in January and April of 2004, respectively.

Contributions for the other postretirement benefit plans are made on a pay-as-you-go basis, with total contributions of $160 having been made during the three-month period ended March 31, 2004. The $160 of contributions for the first quarter of 2004 were in line with the expected annual contributions of $641 disclosed in the Company’s 2003 Form 10-K.

(4)	Transactions with Related Parties

In 1998, we entered into an agreement to obtain certain data processing functions from a third party processor (Processor), which is a member of the Armstrong Group of Companies (the Armstrong Group). We are related to the Armstrong Group by a common shareholder and director. Payments to the Processor under this agreement were $822 and $893 for the three-month periods ended March 31, 2004 and 2003, respectively. Also, we paid $35 and $36 in each of those same periods to the law firm of a member of the Board of Directors for various legal services. As of March 31, 2004, we had amounts outstanding of $167 and $67 to the Processor and law firm, respectively.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard Communications, LLP (Boulevard), a competitive access provider jointly owned by us and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $7 and $6, and total expenses incurred from receiving services from Boulevard were approximately $50 and $68, for the three-month periods ended March 31, 2004 and 2003, respectively. We also provide, in the ordinary course of business, telecommunication and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $73 and $115, for those same periods, respectively. The amounts outstanding from and/or due to Boulevard and the companies in the Armstrong Group were negligible as of March 31, 2004.

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

The FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, in January 2003 and amended the Interpretation in December 2003. A variable interest entity (VIE) is an entity in which its voting equity investors lack the characteristics of having a controlling financial interest or where the existing capital at risk is insufficient to permit the entity to finance its activities without receiving additional financial support from other parties. FIN 46 requires the consolidation of entities which are determined to be VIEs when the reporting company determines itself to be the primary beneficiary (the entity that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both). The amended Interpretation was effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of special purpose entities for which the statement was effective for periods ending after December 15, 2003. We have completed a review of our partnership investments and have determined that those entities do not qualify as VIEs.

PART I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in Thousands Except Per Share Data and Operating Statistics)

Cautionary Language Concerning Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Section 27A) and Section 21E of the Securities Exchange Act of 1934 (Section 21E) regarding events, performance, financial trends and critical accounting policies that may affect our future operating results, financial position and cash flows. We intend that such forward-looking statements be subject to the safe harbors within Section 27A and Section 21E as provided by the Private Securities Litigation Act of 1995.

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

While the following list of risks and uncertainties is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in the forward-looking statements are:

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

We also refer you to the section titled “Factors Affecting Our Prospects”, under Item 1 of our 2003 Form 10-K, for additional discussions concerning items which pose risks and uncertainties that could affect our future results.

Overview

We are a telecommunications company with annualized revenues of over $100 million. Our original core business, which dates back to 1906, consisted primarily of providing telecommunications services in our Incumbent Local Exchange Carrier (ILEC) territory which today covers approximately 285 square miles and is located north of the City of Pittsburgh. In 1995, as the Internet was still in its relatively early stages, we purchased a small Internet Service Provider (ISP) as a segue into that market. During 1999, we began to expand our business beyond our ILEC territory via a Competitive Local Exchange Carrier (CLEC) edge-out strategy. In addition, from 1997 through 2001, we invested approximately $83 million in our ILEC territory to upgrade the majority of our network and deploy a Carrier Serving Area (CSA) architecture in order to allow us to offer advanced broadband products.

Today, the investments that we have made to develop our Internet related products, to expand our business via our edge-out strategy and to modernize our network for advanced broadband products have provided the majority of our revenue growth. The great majority of our revenues are generated based on monthly recurring services and are therefore not subject to large short-term fluctuations.

In addition to our core businesses described above, we also derive a portion of our net income and cash flow from our limited partner interests in three wireless partnerships, all of which are majority owned and operated by Verizon Wireless. These partnerships, which have their origin in the 1980s with the allocation by the Federal Communications Commission (FCC) of B licenses, cover territories which overlap the majority of our ILEC and edge-out markets.

General Description of Our Company and Business

The Registrant, organized May 31, 1985, is a holding company and has no operating function. Its predecessor, North Pittsburgh, a telephone public utility incorporated in 1906, became a wholly owned subsidiary of the Registrant on May 31, 1985. Penn Telecom became a wholly owned subsidiary of the Registrant on January 30, 1988. Prior to this date, Penn Telecom was a wholly owned subsidiary of North Pittsburgh. Penn Telecom is certificated as a Competitive Access Provider (CAP), a CLEC and an Interexchange Carrier (IXC) and has entered into these businesses. Pinnatech, a wholly owned subsidiary of the Registrant, formed in 1995, principally provides Internet and broadband related services. The Registrant, North Pittsburgh, Penn Telecom and Pinnatech operate under the provisions of the Pennsylvania Business Corporation Law.

North Pittsburgh Telephone Company

North Pittsburgh, our ILEC, was founded in 1906 and operates in an approximate 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. We provide service to approximately 74,000 business and residential access lines in our ILEC territory. Over the past decade, our ILEC territory has experienced very robust population growth due to the continued expansion of suburban communities into the southern portions of our serving area, with the southernmost point of our territory being only 12 miles from the City of Pittsburgh. According to the census covering the past decade, the population in our ILEC service territory grew 14.3% from 1990 to 2000. Although no formal census has been published since, business and new home growth has remained robust in our territory over the last several years.

We operate a 100% digital switching network, comprised of nine central offices and 93 CSAs. The core of the network consists of two main host switches, a Nortel DMS 500 and a Nortel DMS 100. The majority of the CSAs were built over the past seven years, during which we completed an extensive network modernization plan. The current CSA architecture, in which nearly all loop lengths are kept to 12,000 feet or less, has enabled us to provide digital subscriber line (DSL) service over 99% of our access lines. In addition, we have deployed fiber extensively throughout the network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links as well as the majority of business parks within our ILEC serving area. We believe that our network is built for the future, in which our ability to satisfy the growing customer demand for broadband and multi-megabit services will be a key critical success factor.

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

We operate an extensive SONET optical network with over 300 route miles of fiber optic facilities in the Pittsburgh metropolitan market. We have physical collocation in 27 Verizon central offices and one Sprint central office and primarily serve our customers using unbundled network element (UNE) loops. Twenty-seven of these collocations are connected to our SONET using a combination of leased and owned fiber optic facilities. We have also deployed a next-generation switching system to support our Integrated Services Digital Network (ISDN) primary rate interface (PRI) service, achieving significant cost reductions over traditional switching systems. In the Pittsburgh market, a carrier hotel that we operate serves as the hub for the fiber optic network. In addition, we also offer space in the carrier hotel to ISPs, IXCs, other CLECs and other customers who need a carrier-class location to house voice and data equipment as well as gain access to a number of networks, including ours. In the City of Butler, we have overbuilt a portion of the Sprint distribution plant in the central business district and continue to expand these facilities as we increase our penetration of the Butler area business market.

Our sales strategy in our edge-out markets has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and healthcare facilities, offering local and long distance voice services as well as DSL. Our fiber based network, comprised of multiple rings, enables us to compete against Verizon and other CAPs to offer transport facilities via high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other

CLECs. As of March 31, 2004, Penn Telecom served 30,013 dial tone access lines and 21,227 access line equivalents1, for a grand total of 51,240 equivalent access lines2.

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

For a more complete understanding of our business, industry, principal services rendered, properties and other interests, we suggest you read our 2003 Form 10-K. There have been no significant changes in the mode of conducting business or the properties owned by the Company or its subsidiaries since the filing of that Form 10-K report. Current updates to the regulatory environment under which our subsidiaries operate can be found below in the “Regulatory Matters” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition, the telecommunications industry has experienced a very difficult period of contraction brought on by over-investments in the late 1990s that have created excess capacity in certain markets. As a result, the industry has experienced a relatively high number of major bankruptcies over the past several years. Besides the negative financial ramifications of absorbing write-offs of pre-petition amounts owed from such carriers, we are now faced with many of these companies emerging from bankruptcy with restructured balance sheets and greater financial flexibility.

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

The proliferation of broadband access has also resulted in new threats from innovative technologies, such as Voice over Internet Protocol (VoIP), that could further decrease the revenues received from the traditional voice business. Besides potentially displacing the need for a secondary or primary line, the regulatory definition and classification of VoIP services (which takes on many forms) may have a significant impact on the current access compensation structure.

Regulation and Competition

The telecommunications industry was greatly impacted by the passage of the Telecommunications Act of 1996 (the 1996 Act), which was the legislative instrument that opened the industry to significantly greater competition. The degree and pace at which markets have been experiencing competition have varied, with most of the original regulatory barriers to entry having been removed in the markets served by the country’s largest local exchange carriers, also referred to as the Regional Bell Operating Companies (RBOCs). Smaller rural companies, such as our ILEC, North Pittsburgh, were given regulatory relief in the form of exemptions and temporary

[1]	Access line equivalents represent a conversion of data circuits to an access line basis and are presented for comparability purposes. Equivalents are calculated by converting data circuits (basic rate interface (BRI), PRI, DSL, DS-1 and DS-3) and SONET-based (optical) services (OC-3 and OC-48) to the equivalent of an access line. While the revenues generated by access line equivalents have a directional relationship with these counts, growth rates cannot be compared on an equivalent basis.

[2]	Equivalent access lines include dial tone access lines and access line equivalents.

suspensions from many of the competitive portions of the 1996 Act in order to allow state regulators sufficient time to examine the public policy implications of allowing competition in rural areas, and if deemed in the public interest, allowing smaller companies to gradually prepare for competition and to restructure rates. Although we still maintain in our ILEC territory some of the regulatory protections against non-facilities based competition, we expect that over time these protections will be reduced and/or entirely eliminated.

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

Highlights and Outlook

Revenues for the first quarter of 2004 increased $2,011, or 8.0%, over the first quarter of 2003. The majority of this growth was attributable to our ability to continue to effectively penetrate our edge-out markets as well as expand our broadband service offerings. Total operating expenses for the first quarter of 2004 increased $440, or 2.2%, compared to the first quarter of 2003. The lower percentage growth in operating expenses in contrast to operating revenues reflects our continued efforts to contain costs. The first quarter of 2004 was impacted positively by savings in labor costs as a consequence of a workforce reduction program implemented in the second quarter of 2003, decreases in the cost of contracted operational support system (OSS) services pursuant to a new agreement executed in the third quarter of 2003 and by our ability to keep postretirement benefit costs relatively flat quarter over quarter, negating the trend of double digit percentage increases in these costs experienced in the past several years.

For 2004, we expect that competition for all of our service offerings will continue to intensify, resulting in further pressures on operating margins. We expect that our key revenue growth drivers will continue to be in the form of adding new customers in our edge-out markets and further broadband penetration. We have also started to focus to an even greater extent on bundled product offerings, which we anticipate will drive value to our customers and serve as a retention tool for our existing customer base.

Our cost structure is heavily weighted towards labor and depreciation. As such, there is not a great deal of direct correlation between our revenues and our largest operating expenses. Percentage increases in our labor costs have outpaced our revenue growth over the past several years, primarily driven by increases in healthcare costs and postretirement benefit expenses. We have taken steps to address some of these issues, such as the workforce reduction program implemented in 2003 and using our excess cash reserves to make additional contributions into the defined benefit pension plan. The benefits of taking these steps were evident in the results of operations for first quarter of 2004, as our ability to maintain an overall flat level of labor and employee benefit expense in comparison to the first quarter of 2003 allowed for the majority of the 8.0% increase in revenues to flow through into operating margin.

We have also implemented a targeted capital expenditure program, in which the majority of our expenditures are directly related to new customer additions. The significant network modernization investments which we made from 1997 through 2001 have enabled us to keep our maintenance capital expenditures (defined as capital expenditures needed to continually replace and/or expand our network capabilities to address our existing customer base) at levels of 5-7% of revenues over the last several years, which is much lower than the industry average of over 10%. Maintaining our existing operating margins going forward will be challenging as competition intensifies and lower margin services, such as DSL and CLEC access lines, generate a larger percentage of our overall revenues. Nevertheless, we will continue to manage our cost structure and capital spending aggressively.

Our financial condition and balance sheet have continually improved over the last several years through prudent investment strategies and strong cash flows generated from operating activities. Unlike many telecommunication companies that have substantially leveraged their businesses, we have a greater amount of cash on hand ($34,066) than our total debt outstanding ($26,996). Our financial condition gives us the ability to invest in new products and/or opportunities and the flexibility to continue to evaluate ways to create greater shareholder value, whether through our dividend policy, stock repurchases or other investment opportunities.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, included in this quarterly report and with our audited financial statements, and the notes thereto, included in our 2003 Form 10-K.

Results of Operations for the Three Months Ended March 31, 2004 and 2003

Net income for the three-month period ended March 31, 2004 was $4,397, or $.29 per share, compared to net income of $3,478, or $.23 per share, for the comparable prior year period. The increase in net income was attributable to the following factors:

Operating Revenues

Total operating revenues increased $2,011, or 8.0%, in the three-month period ended March 31, 2004 over the comparable period in 2003. This increase was the result of increases in local network services revenues of $752 (12.6%), long distance and access services revenues of $826 (5.2%), directory advertising, billing and other services revenues of $175 (70.6%), telecommunication equipment sales of $85 (16.0%) and other operating revenues of $173 (6.6%).

Increases in local network services revenues of $752, or 12.6%, were primarily attributable to the following factors:

•	Local dial tone revenues increased $595, partially as a result of total access lines (including CLEC) growing by 8,773 lines, or 9.2%, from 95,227 access lines as of March 31, 2003 to 104,000 access lines as of March 31, 2004. More specifically, the total growth was a result of an 11,082 access line increase in our edge-out markets offset partially by a 2,309 access line decrease in our ILEC market. Also contributing to the increase was an approximate $400 increase in local dial tone revenues due to revenue neutral rate re-balancings at North Pittsburgh during April and December of 2003, which increased local residential rates and decreased intrastate access rates.

•	Revenues earned from PRIs increased $112, mostly as a result of an increase in the number of circuits in our edge-out markets from 442 circuits as of March 31, 2003 to 469 circuits as of March 31, 2004. As communicated in our 2003 Form 10-K, we expected our 2004 PRI growth rate to decrease from previous rates ($747 annual increase in 2003). The majority of our circuit growth in our edge-out markets was the result of winning ISPs away from the incumbent. ISPs use PRIs as a component of their network for dial-up traffic. The continued penetration of broadband services has led to customers migrating from dial-up connections to broadband access, thereby decreasing the overall market’s need for dial-up infrastructure. The Western Pennsylvania market is also experiencing consolidation in the dial-up business and we have recently experienced acquisitions among our customers which have led to the elimination of redundant facilities. Although we expect to continue to win ISP customers from the incumbent, we already have a relatively high penetration rate in the markets in which we currently operate. As such, we expect the growth rate in revenues from PRI circuits to decrease during 2004.

The increase in long distance and access services revenues of $826, or 5.2%, was primarily attributable to the following factors:

•

Access revenues increased $484 due primarily to an increase in minutes of use (MOUs) and end user interstate access charges generated by the growth in access lines and switched circuits. Access revenues also increased as a result of changes in the National Exchange Carrier Association (NECA) average schedule settlement formulas in which North Pittsburgh participates. The growth rate in access revenues was approximately 5% for the first quarter of 2004 over the prior year first quarter as compared to a 12% growth rate experienced for full year 2003. As communicated in our 2003 Form 10-K, we do not expect to achieve the same growth rate in access revenues for 2004 as we experienced in 2003 due to several factors, the most significant of which was a revision made between Verizon and Penn Telecom in September of 2003 in the percent local use (PLU) factor used to settle traffic between the companies. At that time, the PLU factor change resulted in an approximate $250 per month decrease in intrastate access revenues recognized. As the impact of the PLU adjustment affected only four months in 2003, year over year comparisons for full year 2004 will be negatively impacted by an entire twelve months of the adjustment. In addition, in conjunction with the FCC’s Access Charge Reform Order, Penn Telecom’s interstate access rates are being phased down over a three-year period, which began in 2001, and will mirror the incumbent’s rate effective June 20, 2004. We expect that the impact of the interstate rate change will be an approximate $40 per month decrease in access revenues. Finally, based on preliminary reviews of the proposed NECA average schedule settlement formulas, which will become effective

July 1, 2004, we anticipate an approximate $40 per month decrease in North Pittsburgh’s interstate revenues.

•	Special access revenues increased $220, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold.

•	Overall toll revenues (the combination of metro area, intraLATA and interLATA toll) increased $122. We have continued to be successful in bundling toll in our edge-out markets (in which there was an 11,082 growth in access lines), with nearly a 75% subscription rate. Our ability to increase our customer base has been partially offset by continuing pricing pressures from the introduction of aggressively priced flat rate toll packages from VoIP providers and intense pricing competition in the wireless market.

The increase in directory advertising, billing and other services revenues of $175 was mostly attributable to the prior year first quarter including an approximate $120 reduction in revenues recorded in anticipation of a lower settlement for the 2002 directory book than originally estimated.

The increase in telecommunication equipment sales of $85 was due to an increase in PBX sales. Correspondingly, telecommunication equipment expenses increased by $55.

The increase in other operating revenues of $173, or 6.6%, was primarily due to growth in DSL revenues of approximately $286 as combined DSL lines (both wholesale and retail) sold increased from 8,121 as of March 31, 2003 to 10,445 as of March 31, 2004. The growth in DSL revenues was partially offset by an increase in bad debt write-offs, which are recorded by the Company as reductions in revenue.

Operating Expenses and Net Operating Income

Total operating expenses increased $440, or 2.2% in the three-month period ended March 31, 2004 over the comparable period in 2003. The change was the result of increases in network and other operating expenses of $401 (3.0%), state and local taxes of $39 (3.6%) and telecommunications equipment expenses of $55 (15.0%), offset partially by a decrease in depreciation and amortization expenses of $55 (1.2%).

The increase in network and other operating expenses of $401, or 3.0%, was primarily due to increases in the direct costs associated with the growth in access lines and access line equivalents. Such direct costs include the fees paid for leasing unbundled network elements (UNEs) in the portions of our edge-out markets that we do not provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base. The 3.0% increase in costs, though, was historically low in comparison to the revenue growth rate (8.0%), due to the impact of the following items:

•	Combined labor and benefit expenses for the first quarter of 2004 have remained flat in comparison to the prior year first quarter despite the 8.0% increase in revenues. Although current benefit expenses continued to increase (mostly as a result of increases in medical insurance premiums), savings in payroll expense realized from the workforce reduction program implemented by the Company in the second quarter of 2003 acted as an offset. Aggregate postretirement benefit expenses, as outlined in more detail in Note 3 to the Condensed Consolidated Financial Statements included in this Form 10-Q, also remained relatively constant, first quarter 2004 over first quarter 2003. This has negated double digit percentage increases in postretirement benefit expenses experienced over the past several years. We have been able to curtail the growth in these expenses due to a decrease in the number of plan eligible participants as a result of the workforce reduction and by making additional contributions above the minimum required level into the pension plan in both 2003 and the early part of 2004. In addition, we have benefited from the strong performance of the assets in the pension plan during 2003.

•	We realized an approximate $182 decrease in the costs of contracted OSS services for the three-month period ended March 31, 2004 over the comparable prior year period pursuant to a newly negotiated agreement in the third quarter of 2003.

The increase in state and local taxes of $39, or 3.6%, was attributable to nominal increases in a variety of taxes, including the public utility realty tax assessment (PURTA) and Pennsylvania unemployment tax.

The decrease in consolidated depreciation and amortization expenses of $55, or 1.2%, was the result of the capitalized costs and license fees, which were incurred with the conversion to a Year 2000 compliant OSS approximately five years ago, becoming fully depreciated in December of 2003. This resulted in an approximate $270 decrease in depreciation for that set of assets. Otherwise, depreciation expense for all other assets increased approximately $215 as the depreciable asset base (gross property, plant and equipment) grew 4.6% over the twelve-month period ended March 31, 2004.

Overall, the increase in total operating revenues of $2,011 coupled with the increase in total operating expenses of $440, resulted in a $1,571, or 28.3%, increase in net operating income for the three-month period ended March 31, 2004 over the comparable prior year period.

Other Items

Interest expense decreased for the three-month period ended March 31, 2004 by $55 due to the continued scheduled pay-down of our Federal Financing Bank (FFB) notes and capital lease obligation.

Equity income of affiliated companies decreased $86 in the three-month period ended March 31, 2004 over the comparable prior year period due mainly to a $330 decrease in the amount of income generated from the Pennsylvania RSA 6 (II) partnership. We believe, based solely on information and projections received from the majority partner (Verizon Wireless), that the decrease for the Pennsylvania RSA 6 (II) partnership was based on several non-recurring items and that earnings for the remainder of the year will exceed those recognized in 2003.

The changes in interest income and sundry expense (net) were not material.

Liquidity and Capital Resources

	March 31, 2004	December 31, 2003
Cash and temporary investments	$34,066	$32,026
Working capital	$32,518	$31,497
Long-term debt (including current maturities)	$26,996	$27,767

Cash and temporary investments were $34,066 at March 31, 2004 as compared to $32,026 at December 31, 2003. The increase was a result of operating cash flows exceeding investment and financing requirements. Cash flows from operations were $8,099 for the three-month period ended March 31, 2004, a $3,251 increase from the comparable prior year period. Part of the increase was a result of net income increasing $919 over the prior year first quarter. In addition, the first quarter of 2004 was positively impacted by improvements in accounts receivable collection, with an approximate $421 previously disputed receivable paid by a carrier in January of 2004 and a $431 payment received from another large carrier in advance of its due date during March of 2004. The remainder of the difference was mostly a result of the timing of the payment of liabilities. We do not expect the magnitude of the first quarter 2004 increase (67%) in cash flows from operations to continue throughout the rest of the year as the timing benefits experienced on working capital accounts are not recurring in nature and may reverse throughout the year.

Cash flows used for investing activities were $2,476 for the three-month period ended March 31, 2004, a $542 improvement from the comparable prior year period. The improvement was primarily the result of a $994 increase in net proceeds received from our wireless partnerships as the prior year period included a capital call of $937. This was partially offset by a $427 increase in capital additions as the first quarter of 2004 included investments in equipment for our next generation of DSL products (including a 3 Megabit offering) as well as an increase in purchases for fleet vehicles.

We expended $3,583 during the three-month period ended March 31, 2004 for financing activities, which included cash dividends and the scheduled repayments of debt and capital lease obligations. The amount is consistent with the prior year period figure of $3,564.

Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, dividend payment dates and other predictable cash needs. We expect to continue the investment of such excess funds throughout 2004, which should enable us to meet all short-term obligations.

Working capital levels at March 31, 2004 increased $1,021 from December 31, 2003, mostly due to a $2,040 increase in cash and temporary investments (as discussed above) offset partially by an increase of $1,227 in accrued federal and state income taxes (due to the expectation of higher income tax payments in the second quarter of 2004).

The decrease in long-term debt was a result of scheduled principal repayments of $771 during the three-month period ended March 31, 2004. We funded 100% of our first quarter 2004 expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at March 31, 2004 to the FFB under this loan was $26,996, with all advances having a maturity date of December 31, 2012.

The unadvanced amount of this facility as of March 31, 2004 was $34,764. North Pittsburgh can draw against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of March 31, 2004, North Pittsburgh had approximately $3,107 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $111,994, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or make any other distributions to its shareholder or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $15,003 of North Pittsburgh’s retained earnings was available for dividends and other distributions to the Registrant as of March 31, 2004. Taking into consideration the North Pittsburgh restrictions, approximately $42,561 of our consolidated retained earnings was available for dividends and other distributions to our shareholders as of March 31, 2004.

North Pittsburgh also has available through June of 2004 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1-1/2%. No borrowings have taken place against the line of credit. We are currently in the process of extending this facility for an additional five year period and do not anticipate any problems in doing so.

Consolidated capital expenditure commitments for the purchase and installation of new equipment at March 31, 2004 amounted to approximately $1,463, with such amount being part of our 2004 construction program, which is projected to aggregate in the range of $12,000 to $13,000. The Company had made expenditures of $3,048 in association with this construction program through March 31, 2004.

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

We refer you to our Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2003 Form 10-K for a disclosure and discussion of our aggregate contractual obligations and purchase commitments as of December 31, 2003. There were no material changes in the specified contractual obligations and purchase commitments during the three-month period ended March 31, 2004. Scheduled payments of $771, $398 and approximately $71 were made to reduce the outstanding long-term debt, capital lease and operating lease obligations, respectively, during the first quarter of 2004.

Critical Accounting Policies

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or complex judgments. These policies are as follows:

Revenue Recognition

Revenues are recognized when local network, long distance, and access services are provided. Local service, intrastate long distance and intrastate access service revenues are subject to the jurisdiction of the Pennsylvania Public Utility Commission (PA PUC). Interstate long distance and interstate access service revenues are subject to the jurisdiction of the FCC. Revenues from equipment sales are recorded after equipment has been installed and accepted by the customer. Directory advertising revenues are recognized ratably over the 12-month period related to the directory publication.

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

Impairment of Long-Lived Assets

Based upon the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment (if any) is made based on estimates of future undiscounted cash flows. We adopted SFAS No. 144 effective January 1, 2002. We have determined, based on our reviews, that there had been no impairment to the carrying value of such assets in 2003 or for the three-month period ended March 31, 2004.

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

Pension and Other Postretirement Benefits

We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87 and SFAS No. 106. The key assumptions used in making these calculations are disclosed in Note 6 to our consolidated financial statements included in our 2003 Form 10-K. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plan, which is influenced by the historical performance of plan assets, asset allocation and other third-party studies. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

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

In 1996, Congress passed the 1996 Act, which has the goal of opening the telecommunications industry to further competition for all services, including the local exchange market. The 1996 Act prohibits state legislative or regulatory restrictions or barriers to entry regarding the provision of local telephone service. It also requires most ILECs to interconnect with the networks of other telecommunications carriers, unbundle their services into network elements, offer their telecommunications services at wholesale rates in order to permit the resale of such services and allow other telecommunications carriers to locate equipment on their premises. Local exchange telephone carriers are also required to compensate each other for the transport and termination of calls. The FCC has issued a number of Rulemakings that continue to implement the requirements of the 1996 Act and are intended to facilitate the resale of services at wholesale rates and provide for number portability, dialing parity, interconnection to any requesting carrier and access to network elements.

North Pittsburgh’s wireline operations are considered Rural under the 1996 Act and are exempt from certain of the foregoing obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. More specifically, pursuant to the rural exemption provision of Section 251(f)(1) of the 1996 Act, North Pittsburgh is currently exempted from offering collocation, unbundled network elements (UNEs), wholesale discounts and certain other requirements of the 1996 Act which originally pertained to non-rural ILECs. The rural exemption does not, however, prevent facilities based competition in North Pittsburgh’s service area. In addition, on January 15, 2003, the PA PUC denied the request of North Pittsburgh and other rural carriers in the state of Pennsylvania for an extension of a temporary suspension of Sections 251(b) and (c) of the 1996 Act which North Pittsburgh and the other rural carriers had held since July 10, 1997. There are two main implications of the denial of the temporary suspension to North Pittsburgh. First, North Pittsburgh is now open to the potential removal of its rural exemption if a prospective competitor successfully petitions the PA PUC for its removal. However, the PA PUC may grant such a removal only if it finds that the competitor’s proposal is not unduly economically burdensome to North Pittsburgh, is technically feasible and is consistent with the universal service provisions of the 1996 Act. In addition, the burden of proof in such a proceeding rests with the competitor. Second, North Pittsburgh became subject to implementing Local Number Portability (LNP) within six months of receipt of a bona fide request from a CLEC.

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

The North Pittsburgh implementation of LNP capability coincided with the FCC’s ordered deadline for certain ILECs, including North Pittsburgh, to implement wireline to wireless LNP by November 24, 2003. On January 19, 2004, the FCC extended the November 24, 2003 deadline until May 24, 2005 for certain rural local exchange carriers. However, because North Pittsburgh was already LNP capable, this extension did not apply to North Pittsburgh. The FCC’s Order regarding wireline to wireless LNP has been challenged in court, and the eventual outcome of that court challenge is unknown. Until such time as the court may overturn the FCC’s Order or remand the issue to the FCC, the requirement of wireline to wireless LNP is applicable to North Pittsburgh and Penn Telecom. Under the current rules, wireline to wireless LNP may cause both North Pittsburgh and Penn Telecom to experience some loss of customers and the associated revenues because a customer will be able to migrate from wireline service to wireless service and still retain his or her current telephone number.

The provision of interstate toll and access services by North Pittsburgh and Penn Telecom is subject to the regulatory scrutiny of the FCC. Terms, conditions and rates for interstate toll and access services are filed in interstate tariffs for review and approval by the FCC. However, since August 1, 2001, the FCC has not required non-dominant interstate toll providers, including Penn Telecom, to file tariffs for their interstate toll services. Penn Telecom now informs its toll customers of the rates, terms and conditions through written notice. The provision of intrastate toll and access services is subject to regulatory scrutiny by the PA PUC. Terms, conditions and rates for intrastate toll and access services are filed in intrastate tariffs for PA PUC review and approval.

On February 12, 2004, the FCC issued a Notice of Proposed Rulemaking (NPRM) proceeding to examine the regulatory treatment of VoIP. While the FCC indicated its preference for minimal regulation, it also recognized the need to ensure that the provision of VoIP is consistent with social objectives including emergency 911, law enforcement access, consumer protection and disability access.

Prior to the FCC’s issuance of the NPRM regarding VoIP, several companies had petitioned the FCC for declaratory rulings that their specific service offerings, which utilize some component of Internet Protocol (IP), were exempt from access charges. One of these filings was made by AT&T and one by pulver.com.

The AT&T Petition asked the FCC for a declaratory ruling that AT&T’s Phone-to-Phone IP telephony service, which utilizes IP in the transport portion of the service, is exempt from access charges. On April 21, 2004, the FCC released an Order denying the AT&T Petition and affirming that access charges do apply to toll calls that originate or terminate on the Public Switched Telephone Network (PSTN) even if some portion of the call is transported utilizing IP.

In the pulver.com Order released on February 12, 2004, the FCC ruled that pulver.com’s Free World Dialup offering, which provides voice calling services utilizing IP between two broadband connections to the Internet and which does not utilize the PSTN at either end, was exempt from access charges.

While these two recent FCC rulings have set forth the applicability of access charges in regard to specific services that utilize IP to provide voice or toll calling services, various questions regarding the full scope of regulations that will apply to VoIP services in general are still unresolved and will be addressed in the VoIP NPRM. The outcome of this NPRM proceeding will affect North Pittsburgh and Penn Telecom because 1) VoIP services compete directly with the local and toll service offerings of North Pittsburgh and Penn Telecom, and 2) both North Pittsburgh and Penn Telecom receive a portion of their revenues from access charges, the applicability of which to various forms of IP traffic is being reviewed in the NPRM. As the outcome of this proceeding is unknown at this time, we are unable to determine the effect such action may have on our operations and revenues.

In February of 2002, the FCC issued a NPRM regarding the possible classification of wireline broadband Internet access as an information service rather than a telecommunications service. Should the FCC adopt this proposed rule, it may cause network based broadband offerings such as DSL services to be more lightly regulated by the FCC. In the NPRM, the FCC also asked whether it should extend Universal Service Fund (USF) requirements to not only facilities based wireline Broadband Internet Service Providers (BISPs) but also wireless, cable TV and satellite BISPs. Should the FCC extend a USF contribution requirement to all BISPs, North Pittsburgh, Penn Telecom and Pinnatech would be affected. Because the outcome of this proceeding is unknown at this time, we are unable to determine the effect such action may have on our operations and revenues.

In February of 2002, the FCC also issued a Further Notice of Proposed Rulemaking (FNPRM) regarding the possible reformation of the system for assessing and recovering USF monies. In that proceeding, the FCC has asked for comment on whether it should assess carrier contributions based on the number and capacity of connections that contributing carriers provide to customers, rather than on the current method, which is based on the interstate revenues they earn. Should the FCC reform the current system for assessing and recovering USF monies, North Pittsburgh, Penn Telecom and Pinnatech would be affected by the change. Because the outcome of this proposal is unknown at this time, we are unable to determine the effect such action may have on our operations and revenues.

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

The PA PUC, on October 3, 2003, entered an Order that initiated two proceedings to implement the requirements set forth in the FCC’s Triennial Review Order (TRO) in a manner specific to Pennsylvania. The first proceeding investigated whether the PA PUC should request a waiver from the FCC in regard to the elimination of the requirement that ILECs provide CLECs with the local switching UNE for customers served by high-capacity loops. This proceeding has closed with the PA PUC concluding that the proceeding did not apply to incumbents such as North Pittsburgh that have a rural exemption and that a FCC waiver should not be requested. Verizon, however, remained obligated under a separate State Order to continue to provide access to its local switching UNE. The second PA PUC proceeding dealing with the continued ILEC provision of the local switching UNE to CLECs for mass-market customers remains pending.

However, on March 2, 2004, the U. S. Court of Appeals for the District of Columbia issued a decision in a number of court appeals filed in regard to the FCC’s TRO. In that ruling, the court upheld the FCC’s rules in regard to their conclusion that ILECs need not unbundle broadband loops provided through the utilization of new technologies such as hybrid fiber/coaxial cable and fiber-to-the-home. The court also agreed with the FCC that ILECs need not provide line sharing. However, the court vacated and remanded a number of FCC rules regarding the FCC’s finding that CLECs were impaired without access to certain network elements such as local switching. In addition, the court vacated the FCC’s decision to sub-delegate to the state commissions determinations related to mass-market switching and dedicated transport elements.

The court initially stayed its own decision for 60 days in recognition that certain parties may petition for a rehearing. During that period, the court granted a petition filed by the FCC for a 45 day extension of the original stay in order to give ILECs and CLECs additional time to voluntarily negotiate revised agreements and thereby avoid further litigation. While some parties have negotiated new agreements, it is unlikely that all the parties will do so. Also, it is still uncertain what action the FCC will take in regard to the ruling, as the commissioners appear to be split over whether to file an appeal with the Supreme Court or to proceed with rewriting the regulations to comply with the court decision.

The immediate effect of the court ruling is that the PA PUC state action in regard to the implementation of the TRO is no longer valid, as that authority will be returned to the FCC at the conclusion of the court ordered stay.

We believe that regardless of the outcome there will be no immediate impact on our ILEC operations, because we are not required to offer UNEs to competitors as long as we retain our rural exemption. In regard to our CLEC operations, because we do not currently utilize line sharing and utilize our own switching for business customers who are served by high-capacity loops, the ultimate outcome as to the availability of these network elements will have no effect on our operations or revenues from our existing customer base.

With regard to UNE-P, we had approximately 2,138, or 7%, of our CLEC dial tone access lines served utilizing UNE-P as of March 31, 2004. Should changes occur in the current UNE-P environment, either in terms of restricting availability or revising pricing methodologies to allow for price increases, our margins realized for these lines may decrease and/or our future effectiveness in geographically expanding our customer base may be partially hampered.

Effective January 22, 2001, under PA PUC regulations referred to as Chapter 30, North Pittsburgh moved from rate-of-return regulation in the intrastate jurisdiction to an alternative form of regulation, which is a price cap plan. Under North Pittsburgh’s price cap plan, rates for non-competitive intrastate services are allowed to increase based on an index that measures economy-wide price increases less a productivity offset. There is no limitation on earnings under this plan. The terms of the plan also allow North Pittsburgh to rebalance rates once each year to allow North Pittsburgh to gradually realign its intrastate rate structure on a more rational cost and market basis in order to meet future competition. In addition, as competition develops in the future, North Pittsburgh may file with the PA PUC to declare certain services competitive and thereby be freed from all rate regulation for those services. In return for approval of the alternative form of regulation, North Pittsburgh has committed to continue to upgrade its network in the future to ensure that all its customers will have access to broadband services. On April 30, 2003, North Pittsburgh filed its annual Price Stability Mechanism (PSM) compliance filing under its approved price cap plan. While the application of the PSM formula in the plan normally would have required North Pittsburgh to reduce some rates for non-competitive services, resulting in an annual revenue decrease of approximately $160, North Pittsburgh has proposed that this rate reduction be delayed for 24 months until North Pittsburgh recovers those intrastate uncollectible revenues that were experienced in 2002 due to the Global Crossing and WorldCom bankruptcies. Exogenous event claims, such as this proposal to recoup intrastate uncollectible losses not generally reflected in the Gross Domestic Product-Price Index, are permitted under the North Pittsburgh PSM. Various parties have, however, opposed the recovery of these losses. We expect the PA PUC to rule on the filing sometime in 2004.

The Chapter 30 legislation, which enables North Pittsburgh to operate under an alternative price-cap form of regulation, expired due to legislative sunset regulations on December 31, 2003. However, the PA PUC on January 22, 2004, issued a Statement of Policy concluding that under the current Public Utility Code, the approved Chapter 30 alternative plans of regulation for all ILECs operating in Pennsylvania would remain in effect and would be fully enforceable in all respects upon the ILECs after the sunset date of December 31, 2003. Competing versions of new proposed legislation reauthorizing and revising the Chapter 30 regulations have been introduced in both the Pennsylvania House and Senate. Legislative action reauthorizing Chapter 30, with some revisions, is expected by the end of 2004. Because the outcome of this legislative initiative is unknown at this time, we are unable to determine the effect that any new legislation reauthorizing Chapter 30 will have on our operations and revenues.

It is our understanding that North Pittsburgh will remain under its current Chapter 30 plan until such time as the PA PUC orders changes in the plan or the legislature enacts new Chapter 30 legislation.

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

The FASB issued FIN 46, “Consolidation of Variable Interest Entities”, in January 2003 and amended the Interpretation in December 2003. A variable interest entity (VIE) is an entity in which its voting equity investors lack the characteristics of having a controlling financial interest or where the existing capital at risk is insufficient to permit the entity to finance its activities without receiving additional financial support from other parties. FIN 46 requires the consolidation of entities which are determined to be VIEs when the reporting company determines itself to be the primary beneficiary (the entity that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both). The amended Interpretation was effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of special purpose entities for which the statement was effective for periods ending after December 15, 2003. We have completed a review of our partnership investments and have determined that those entities do not qualify as VIEs.

PART I

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes in reported market risks faced by the Company since the end of the Company’s preceding fiscal year on December 31, 2003.

Item 4.	Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and, based on their evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls, or in other factors that could significantly affect these controls, subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits Index for Quarterly Reports on Form 10-Q.

Exhibit No.	Subject	Applicability
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

(3)(i)	Articles of Incorporation	Provided in Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and Incorporated Herein by Reference

(3)(ii)	Amended and Restated By-Laws	Attached Hereto

(4)	Instruments defining the rights of security holders including indentures

	(a) Agreementof Reorganization and Plan of Merger	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference

	(b) RightsAgreement dated as of September 25, 2003	Provided as Exhibit 1 to the Registration of Certain Classes of Securities on Form 8-A filed on October 3, 2003 and Incorporated Herein by Reference

(10)	Material contracts

	(a) Amendedand Restated Executive Employment Agreement	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Incorporated Herein by Reference.

	(b) ExecutiveRetention Payment Program Agreement	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

	(c) Extensionof Amended and Restated Executive EmploymentAgreement and Retention Payment Program	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

(11)	Statement re computation of per share earnings	Attached Hereto

(15)	Letter re unaudited financial information	Not Applicable

(18)	Letter re change in accounting principles	Not Applicable

(19)	Report furnished to securities holders	Not Applicable

(22)	Published report regarding matters submitted to vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of attorney	Not Applicable

(31.1)	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

Exhibit No.	Subject	Applicability
(31.2)	Certification of Vice President, Treasurer and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.1)	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.2)	Certification of Vice President, Treasurer and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(b)	Reports on Form 8-K

During the quarter ended March 31, 2004, we furnished one Report on Form 8-K. That Report, dated February 24, 2004, reported under Item 12, Results of Operations and Financial Condition, the Company’s press release announcing fourth quarter and full year 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH PITTSBURGH SYSTEMS, INC. (Registrant)

Date: May 7, 2004	/s/ H. R. BROWN

H. R. Brown, President and Chief Executive Officer

Date: May 7, 2004	/s/ A. P. KIMBLE

A. P. Kimble, Vice President, Treasurer and Chief Financial and Accounting Officer