Form 10-Q
period 2004-06-30
NORTH PITTSBURGH SYSTEMS INC
filed 2004-08-09
CIK 764765

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES  ☒    NO  ☐

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of July 30, 2004 was 15,005,000.

PART 1

FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors

North Pittsburgh Systems, Inc.:

We have reviewed the condensed consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries as of June 30, 2004, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Pittsburgh, Pennsylvania

July 22, 2004

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(Amounts in Thousands – Except Per Share Data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003
Operating revenues:
Local network services	$6,793	$6,326	$13,517	$12,299
Long distance and access services	16,573	16,401	33,215	32,168
Directory advertising, billing & other services	353	356	711	588
Telecommunication equipment sales	501	514	1,116	1,044
Other operating revenues	2,846	2,604	5,637	5,222

Total operating revenues	27,066	26,201	54,196	51,321
Operating expenses:
Network and other operating expenses (exclusive of depreciation and amortization shown separately below)	14,126	16,217	27,966	29,657
Depreciation and amortization	4,705	4,729	9,335	9,413
State and local taxes	851	956	1,969	2,035
Telecommunication equipment expenses	367	382	787	748

Total operating expenses	20,049	22,284	40,057	41,853

Net operating income	7,017	3,917	14,139	9,468
Other expense (income), net:
Interest expense	477	538	970	1,086
Interest income	(64)	(47)	(126)	(105)
Equity income of affiliated companies	(1,366)	(823)	(2,170)	(1,713)
Sundry expense, net	58	58	73	83

Total other expense (income), net	(895)	(274)	(1,253)	(649)

Income before income taxes	7,912	4,191	15,392	10,117
Provision for income taxes	3,264	1,726	6,347	4,174

Net income	$4,648	$2,465	$9,045	$5,943

Weighted average common shares outstanding	15,005	15,005	15,005	15,005

Basic and diluted earnings per share	$.31	$.16	$.60	$.40

Dividends per share	$.18	$.17	$.36	$.34

See accompanying notes to condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) June 30 2004	Dec. 31 2003
ASSETS
Current assets:
Cash and temporary investments	$33,511	$32,026
Marketable securities available for sale	489	473
Accounts receivable:
Customers, net of allowance for doubtful accounts of $669 and $686, respectively	6,140	6,015
Access service settlements and other	6,724	7,455
Prepaid expenses	589	886
Inventories	1,525	1,535
Prepaid taxes other than income taxes	688	—
Deferred income taxes	1,599	1,545

Total current assets	51,265	49,935

Property, plant and equipment:
Land	475	475
Buildings	13,428	13,772
Equipment	195,336	191,135
Assets held under capital lease	10,363	10,363

	219,602	215,745
Less accumulated depreciation and amortization	140,181	132,133

	79,421	83,612
Construction in progress	2,809	2,174

Total property, plant and equipment, net	82,230	85,786

Investments	13,245	12,858
Intangible asset	758	758
Other assets	1,306	1,288

Total assets	$148,804	$150,625

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) June 30 2004	Dec. 31 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,085	$3,085
Obligation under capital lease	1,112	1,072
Accounts payable	4,927	5,436
Dividend payable	2,701	2,551
Other accrued liabilities	4,404	4,656
Federal and state income taxes	312	1,638

Total current liabilities	16,541	18,438

Long-term debt	23,140	24,682
Obligation under capital lease	4,972	5,539
Deferred income taxes	9,839	10,028
Accrued pension and postretirement benefits	10,965	12,207
Other liabilities	556	579

Total liabilities	66,013	71,473

Shareholders’ equity:
Capital stock: authorized 50,000 shares:
Common stock, par value $.15625; issued 15,040 shares and outstanding 15,005 shares	2,350	2,350
Preferred stock, par value $1.00; none issued	—	—
Capital in excess of par value	2,215	2,215
Retained earnings	80,314	76,671
Less cost of treasury stock (35 shares)	(508)	(508)
Accumulated other comprehensive loss	(1,580)	(1,576)

Total shareholders’ equity	82,791	79,152

Total liabilities and shareholders’ equity	$148,804	$150,625

See accompanying notes to condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Six Months Ended June 30
	2004	2003
Cash from operating activities:
Net income	$9,045	$5,943
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,335	9,413
Equity income of affiliated companies	(2,170)	(1,713)
Changes in assets and liabilities:
Accounts receivable	606	(439)
Inventories	10	50
Prepaid expenses and other assets	279	(241)
Prepaid taxes	(688)	(598)
Accounts payable	(509)	(15)
Other accrued liabilities	(275)	(1,873)
Accrued pension and postretirement benefits	(1,242)	(160)
Federal and state income taxes	(1,326)	(3,370)
Deferred income taxes	(240)	671
Other, net	201	93

Total adjustments	3,981	1,818

Net cash from operating activities	13,026	7,761

Cash used for investing activities:
Expenditures for property and equipment	(5,978)	(5,215)
Purchase of marketable securities available for sale	(25)	—
Investments in affiliated companies	—	(937)
Distributions from affiliated companies	1,783	2,524

Net cash used for investing activities	(4,220)	(3,628)

Cash used for financing activities:
Cash dividends	(5,252)	(5,102)
Payments of capital lease obligation	(527)	(488)
Retirement of debt	(1,542)	(1,542)

Net cash used for financing activities	(7,321)	(7,132)

Net increase (decrease) in cash and temporary investments	1,485	(2,999)
Cash and temporary investments at beginning of period	32,026	22,244

Cash and temporary investments at end of period	$33,511	$19,245

Supplemental disclosure of cash flow information:
Interest paid	$979	$1,095
Income taxes paid	$7,916	$6,880

See accompanying notes to condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in Thousands)

(1)	Basis of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by North Pittsburgh Systems, Inc. (hereafter referred to as the Registrant, the Company, we, us or our), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Company’s wholly owned subsidiaries, North Pittsburgh Telephone Company (North Pittsburgh), Penn Telecom, Inc. (Penn Telecom) and Pinnatech, Inc. (Pinnatech). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments necessary to present fairly the results of operations for the interim periods have been reflected. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Certain amounts in the Company’s 2003 condensed consolidated financial statements have been reclassified to conform with the presentation of its 2004 condensed consolidated financial statements.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003
Net income	$4,648	$2,465	$9,045	$5,943
Unrealized gain (loss) on marketable securities including reclassification adjustments, net of tax	(7)	36	(4)	30
Minimum pension liability adjustment, net of tax	—	(1,374)	—	(1,374)

Comprehensive income	$4,641	$1,127	$9,041	$4,599

(3)	Postretirement Benefits

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

Eligible retirees of North Pittsburgh are provided healthcare and life insurance benefits under an unfunded plan until the retiree reaches 65 years of age. The costs associated with these benefits are summarized in the second table that follows.

Components of Net Periodic Benefit Cost:

The following tables summarize the components of our net periodic benefit cost:

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Service cost	$331	$321	$663	$642
Interest cost	690	669	1,380	1,338
Expected return on plan assets	(716)	(618)	(1,433)	(1,237)
Amortization of prior service cost	31	35	63	71
Amortization of transition asset	(38)	(38)	(77)	(77)
Recognized actuarial loss	116	139	232	279

Net periodic benefit cost	$414	$508	$828	$1,016

Additional loss due to curtailment	$—	$788	$—	$788

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Service cost	$88	$75	$177	$150
Interest cost	171	143	341	287
Amortization of prior service cost	(1)	(1)	(3)	(3)
Recognized actuarial loss	59	34	119	68

Net periodic benefit cost	$317	$251	$634	$502

Additional loss due to curtailment	$—	$795	$—	$795

North Pittsburgh also has a nonqualified supplemental pension plan covering former and current employees, which provides for incremental pension payments to the extent that income tax regulations limit the amount payable from North Pittsburgh’s qualified defined benefit plan. Pension expense for the supplemental plan for the three-month periods ended June 30, 2004 and 2003 was $55 and $41, respectively, and pension expense for the six-month periods ended June 30, 2004 and 2003 was $110 and $81, respectively.

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

Contributions for the other postretirement benefit plans are made on a pay-as-you-go basis, with total contributions of $321 having been made during the six-month period ended June 30, 2004. The $321 of contributions for the first half of 2004 were in line with the expected annual contributions of $641 disclosed in the Company’s 2003 Form 10-K.

(4)	Transactions with Related Parties

Since 1998, we have had an agreement to obtain certain data processing functions from a third party processor (Processor), which is a member of the Armstrong Group of Companies (the Armstrong Group). We are related to the Armstrong Group by a common shareholder and director. Payments to the Processor under this agreement were $1,421 and $1,857 for the six-month periods ended June 30, 2004 and 2003, respectively. Also, we paid $107 and $39, respectively, in those same periods to the law firm of a member of the Board of Directors for various legal services. As of June 30, 2004, we had amounts outstanding of $173 and $56 to the Processor and law firm, respectively.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard Communications, LLP (Boulevard), a competitive access provider jointly owned by us and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $13 for both six-month periods, and total expenses incurred from receiving services from Boulevard were approximately $99 and $128, for the six-month periods ended June 30, 2004 and 2003, respectively. We also provide, in the ordinary course of business, telecommunication and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $79 and $118, for those same periods, respectively. The amounts outstanding from and/or due to Boulevard and the companies in the Armstrong Group were negligible as of June 30, 2004.

(5)	Workforce Reduction

During the second quarter of 2003, the Company instituted a workforce reduction program at its North Pittsburgh subsidiary. That program consisted of both layoffs and early retirement incentives. The Company recorded $1,076 in severance charges related to the workforce reduction program during the second quarter of 2003, all of which was paid prior to June 30, 2003.

Because of the workforce reduction program, the Company also recorded curtailment charges and completed a re-measurement of its obligations under its defined benefit pension plan and postretirement healthcare plan. Curtailment charges totaling $1,583 were recorded in the second quarter of 2003. Both the $1,076 in severance charges and $1,583 in curtailment charges were recorded in the “Network and other operating expenses” line item on the Company’s Condensed Consolidated Statements of Income.

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

The FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, in January 2003 and amended the Interpretation in December 2003. A variable interest entity (VIE) is an entity in which its voting equity investors lack the characteristics of having a controlling financial interest or where the existing capital at risk is insufficient to permit the entity to finance its activities without receiving additional financial support from other parties. FIN 46 requires the consolidation of entities, which are determined to be VIEs when the reporting company determines itself to be the primary beneficiary (the entity that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both). The amended Interpretation was effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of special purpose entities for which the statement was effective for periods ending after December 15, 2003. We have completed a review of our partnership investments and have determined that those entities do not qualify as VIEs.

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

We also refer you to the section titled “Factors Affecting Our Prospects” under Item 1 of our 2003 Form 10-K, for additional discussions concerning items which pose risks and uncertainties that could affect our future results.

Overview

We are a telecommunications company with annualized revenues of over $100 million. Our original core business, which dates back to 1906, consists primarily of providing telecommunications services in our Incumbent Local Exchange Carrier (ILEC) territory, which today covers approximately 285 square miles and is located north of the City of Pittsburgh, PA. In 1995, when the Internet was still in its relatively early stages, we purchased a small Internet Service Provider (ISP) as a segue into that market. During 1999, we began to expand our business beyond our ILEC territory via a Competitive Local Exchange Carrier (CLEC) edge-out strategy. In addition, from 1997 through 2001, we invested approximately $83 million in our ILEC territory to upgrade the majority of our network and deploy a Carrier Serving Area (CSA) architecture in order to allow us to offer advanced broadband products.

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

North Pittsburgh Telephone Company

North Pittsburgh, our ILEC, was founded in 1906 and operates in an approximate 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. We provide service to approximately 73,400 business and residential access lines in our ILEC territory. Over the past decade, our ILEC territory has experienced very robust population growth due to the continued expansion of suburban communities into the southern portions of our serving area, with the southernmost point of our territory being only 12 miles from the City of Pittsburgh. According to the census covering the past decade, the population in our ILEC service territory grew 14.3% from 1990 to 2000. Although no formal census has been published since 2000, business and new home growth has remained robust in our territory over the last several years and census estimates, which are published on a yearly basis, continue to show population growth.

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

We operate an extensive SONET optical network with over 300 route miles of fiber optic facilities in the Pittsburgh metropolitan market. We have physical collocation in 27 Verizon central offices and one Sprint central office and primarily serve our customers using unbundled network element (UNE) loops. Twenty-seven of these collocations are connected to our SONET using a combination of leased and owned fiber optic facilities. We have also deployed a next-generation switching system to support our Integrated Services Digital Network (ISDN) primary rate interface (PRI) service, achieving significant cost reductions over traditional switching systems. In the Pittsburgh market, a carrier hotel that we operate serves as the hub for the fiber optic network. In addition, we also offer space in the carrier hotel to other ISPs, IXCs and CLECs and other customers who need a carrier-class location to house voice and data equipment as well as gain access to a number of networks, including ours. In the City of Butler, we have overbuilt a portion of the Sprint distribution plant in the central business district and continue to expand these facilities as we increase our penetration of the Butler area business market.

Our sales strategy in our edge-out markets has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and healthcare facilities, offering local and long distance voice services as well as DSL. Our fiber-based network, comprised of multiple rings, enables us to compete against Verizon and other CAPs to offer transport facilities via high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other

CLECs. As of June 30, 2004, Penn Telecom served 31,677 dial tone access lines and 21,723 access line equivalents1, for a grand total of 53,400 equivalent access lines2.

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

Industry Dynamics

Demand for the traditional voice telecommunications business has been negatively impacted by the proliferation of wireless services led by one-rate bundled pricing plans that include large (if not unlimited) buckets of minutes, by the popularity of alternative communication technologies such as email and instant messaging and by technological advances such as cable modems and DSL that obviate the need for secondary, and in some cases primary, access lines.

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

Broadband growth has been a bright spot in the overall industry over the past several years. However, the broadband market is very competitive, with little differentiation to the end-user customer between products offered by telephone companies and cable companies. As such, pricing has been the main focus in winning new customers and retaining existing customers. Although the costs to deliver broadband technologies have decreased over the past several years, margins have continued to be squeezed by pricing decreases to customers.

The proliferation of broadband access has also resulted in new threats from innovative technologies, such as Voice over Internet Protocol (VoIP) that could further decrease the revenues received from the traditional voice business. Besides potentially displacing the need for a secondary or primary line, the regulatory definition and classification of VoIP services (which takes on many forms) may have a significant impact on the current access compensation structure.

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

Highlights and Outlook

Revenues for the six-month period ended June 30, 2004 increased $2,875, or 5.6%, over the prior year comparable period. The majority of this growth was attributable to our ability to continue to effectively penetrate our edge-out markets as well as expand our broadband service offerings. Total operating expenses for the six-month period ended June 30, 2004 decreased $1,796 from the prior year comparable period, which included a $2,659 charge associated with a workforce reduction program. Excluding that charge, other operating expenses increased $863, or 2.2%, in the first six months of 2004. The lower percentage growth in operating expenses in contrast to operating revenues reflects our continued efforts to contain costs. The first six months of 2004 were impacted positively by decreases in the cost of contracted operational support system (OSS) services pursuant to a new agreement executed in the third quarter of 2003 as well as by our ability to greatly moderate the annual growth rate in overall labor costs (inclusive of current and postretirement benefits). Labor costs increased at an approximate 3% rate for the six-month period ended June 30, 2004 over the prior year comparable period in contrast to double digit percentage increases in these costs experienced in the past several years.

For 2004, we expect that competition for all of our service offerings will continue to intensify, resulting in further pressures on operating margins. We expect that revenue growth will continue to be driven by the addition of new customers in our edge-out markets and further broadband penetration. We have also started to focus to an even greater extent on bundled product offerings, which we anticipate will drive value to our customers and serve as a retention tool for our existing customer base.

Our cost structure is heavily weighted towards labor and depreciation. As such, there is not a great deal of direct correlation between our revenues and our largest operating expenses. Percentage increases in our labor costs have outpaced our revenue growth over the past several years, primarily driven by increases in healthcare costs and postretirement benefit expenses. We have taken steps to address some of these issues, including the workforce reduction program implemented in 2003 and using our excess cash reserves to make additional contributions into the defined benefit pension plan. The benefits of taking these steps were evident in the results of operations for the first six months of 2004. Our ability to contain the growth in overall labor costs to 3% in comparison to the first six months of 2003 allowed for the majority of the increase in revenues to flow through into operating margin.

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

Our financial condition and balance sheet have continually improved over the last several years through prudent investment strategies and strong cash flows generated from operating activities. Unlike many telecommunication companies that have substantially leveraged their businesses, we have a greater amount of cash on hand ($33,511) than our total debt outstanding ($26,225). Our financial condition gives us the ability to invest in new products and/or opportunities and the flexibility to continue to evaluate ways to create greater shareholder value, whether through our dividend policy, stock repurchases or other investment opportunities.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, included in this quarterly report and with our audited financial statements, and the notes thereto, included in our 2003 Form 10-K.

Results of Operations for the Six Months Ended June 30, 2004 and 2003

Net income for the six-month period ended June 30, 2004 was $9,045, or $.60 per share, compared to net income of $5,943, or $.40 per share, for the comparable prior year period. The increase in net income was attributable to the following factors:

Operating Revenues

Total operating revenues increased $2,875, or 5.6%, in the six-month period ended June 30, 2004 over the comparable period in 2003. This increase was the result of increases in local network services revenues of $1,218 (9.9%), long distance and access services revenues of $1,047 (3.3%), directory advertising, billing and other services revenues of $123 (20.9%), telecommunication equipment sales of $72 (6.9%) and other operating revenues of $415 (7.9%).

Increases in local network services revenues of $1,218, or 9.9%, were primarily attributable to the following factors:

•	Local dial tone revenues increased $1,006, partially as a result of total access lines (including CLEC) growing by 7,833 lines, or 8.1%, from 97,266 access lines as of June 30, 2003 to 105,099 access lines as of June 30, 2004. More specifically, the total growth was a result of a 10,362 access line increase in our edge-out markets offset partially by a 2,529 access line decrease in our ILEC market. Also contributing to the increase was an approximate $630 increase in local dial tone revenues due to revenue neutral rate re-balancings at North Pittsburgh during April and December of 2003, which increased local residential rates and decreased intrastate access rates.

•	Revenues earned from PRIs increased $105, mostly as a result of an increase in the average number of circuits in our edge-out markets during the course of 2004. However, as of June 30, 2004, our PRI circuit count was the same as June 30, 2003, primarily due to the consolidation of our customer base and the elimination of redundant facilities. As communicated in our 2003 Form 10-K, we expected our 2004 PRI growth rate to decrease from previous rates ($747 annual increase in 2003). The majority of our circuit growth in our edge-out markets was the result of winning ISPs away from the incumbent. ISPs use PRIs as a component of their network for dial-up traffic. The continued penetration of broadband services has led to customers migrating from dial-up connections to broadband access, thereby decreasing the overall market’s need for dial-up infrastructure. The Western Pennsylvania market is also experiencing consolidation in the dial-up business, and we have recently experienced consolidation among our customers which has led to the elimination of redundant facilities. Although we expect to continue to win ISP business from the incumbent, we already have a relatively high penetration rate in the ISP markets in which we currently operate. As such, we expect the growth rate in revenues from PRI circuits to greatly decrease, or perhaps turn negative, during the remainder of 2004.

The increase in long distance and access services revenues of $1,047, or 3.3%, was primarily attributable to the following factors:

•

Access revenues increased $199 due primarily to an increase in end user interstate access charges generated by the growth in access lines and switched circuits and as a result of changes in the National Exchange Carrier Association (NECA) average schedule settlement formulas in which North Pittsburgh participates. The growth rate in access revenues, however, was approximately 1% for the first six months of 2004 over the prior period as compared to a 12% growth rate experienced for full year 2003. One factor contributing to the lower growth rate was that the prior year second quarter was favorably impacted by $427 in final inter-carrier settlement adjustments covering a two-year period. In addition, as communicated in our 2003 Form 10-K, we did not expect to achieve the same growth rate in access revenues for 2004 as we experienced in 2003 due to several other factors, the most significant of which was a revision made between Verizon and Penn Telecom in September of 2003 in the percent local use (PLU) factor used to settle traffic between the companies. At that time, the PLU factor change resulted in an approximate $250 per month decrease in intrastate access revenues recognized. As the impact of the PLU adjustment affected only four months in 2003, year over year comparisons for full year 2004 will be negatively impacted by an entire twelve months of the adjustment. Secondly, in conjunction with the FCC’s Access Charge Reform Order, Penn Telecom’s interstate access rates have been phased down over a three-year period, which began in 2001. The final decrease, which adjusted Penn Telecom’s rates to mirror the incumbents’ rates, was effective June 20, 2004. We expect that the impact of the interstate rate change will be an approximate $40 per month decrease in access revenues. Thirdly, based on reviews of the NECA average schedule settlement formulas, which became effective July 1, 2004, we anticipate an approximate $50 per month decrease in North Pittsburgh’s interstate revenues. Finally, as previously described in the local network services section above, North Pittsburgh’s intrastate access rates were reduced through revenue neutral rate re-balancings that increased local dial tone charges.

•	Special access revenues increased $586, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold.

•	Overall toll revenues (the combination of metro area, intraLATA and interLATA toll) increased $262. We have continued to be successful in bundling toll in our edge-out markets (in which the number of access lines grew by 10,362), with nearly a 77% subscription rate. Our ability to increase our customer base has been partially offset by continuing pricing pressures from the introduction of aggressively priced flat rate toll packages from VoIP providers and intense pricing competition in the wireless market.

The increase in directory advertising, billing and other services revenues of $123 was mostly attributable to the prior year first quarter including an approximate $120 reduction in revenues recorded in anticipation of a lower settlement for the 2002 directory book than originally estimated.

The increase in telecommunication equipment sales of $72 was due to an increase in post sale support revenues. Correspondingly, telecommunication equipment expenses increased by $39.

The increase in other operating revenues of $415, or 7.9%, was primarily due to growth in DSL revenues of approximately $585 as combined DSL lines (both wholesale and retail) sold increased from 8,670 as of June 30, 2003 to 11,028 as of June 30, 2004.

Operating Expenses and Net Operating Income

Total operating expenses decreased $1,796, or 4.3%, in the six-month period ended June 30, 2004 over the comparable period in 2003. The change was the result of decreases in network and other operating expenses of $1,691 (5.7%), depreciation and amortization expenses of $78 (0.8%) and state and local taxes of $66 (3.2%), offset partially by an increase in telecommunications equipment expenses of $39 (5.2%),

The decrease in network and other operating expenses of $1,691, or 5.7%, was primarily due to the prior year second quarter including a $2,659 charge recorded in association with a workforce reduction program at our North Pittsburgh subsidiary. Excluding that charge, other operating expenses in this category increased $968, or 3.6%, for the first six months of 2004 over the comparable year period, mostly due to increases in direct costs associated with the growth in access lines and access line equivalents. Such direct costs include the fees paid for leasing unbundled network elements (UNEs) in the portions of our edge-out markets that we do not provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base. The 3.6% increase in costs, though, was historically low in comparison to the growth rates experienced in the past several years, due to the impact of the following items:

•

Combined labor and benefit expenses for the first six months of 2004 increased at an approximate 3% rate in comparison to the prior year period (excluding the $2,659 in one-time workforce reduction charges in 2003 discussed above), reversing the trend of double digit percentage increases in these costs experienced in the past several years. The majority of the increase was due to the continued rise in current benefit expenses (mostly as a result of increases in medical insurance premiums). Payroll expense remained relatively flat, as an approximate 5% decrease in the overall workforce offset the effects of the normal year over year wage increases. Aggregate postretirement benefit expenses, as outlined in more detail in Note 3 to the Condensed Consolidated Financial Statements included in this Form 10-Q, also remained relatively constant for the first six months of 2004 over the prior year period (excluding the $1,583 in one-time curtailment charges included in the workforce reduction charges in 2003 discussed above). This contrasts with double digit percentage increases in postretirement benefit expenses experienced over the past several years. We have been able to curtail the growth in these expenses due to a decrease in the number of plan eligible participants as a result of the workforce reduction and by making additional contributions, above the minimum required level, into the defined benefit pension plan in both 2003 and the early part of 2004. In addition, we have benefited from the strong performance of the assets in the pension plan during 2003.

•	We realized an approximate $700 decrease in the costs of contracted OSS services for the six-month period ended June 30, 2004 over the comparable prior year period pursuant to a newly negotiated agreement in the third quarter of 2003.

The decrease in consolidated depreciation and amortization expenses of $78, or 0.8%, was the result of the capitalized costs and license fees, which were incurred with the conversion to a Year 2000 compliant OSS approximately five years ago, becoming fully depreciated in December of 2003. This resulted in an approximate $540 decrease in depreciation for that set of assets. Otherwise, depreciation expense for all other assets increased approximately $462 as the depreciable asset base (gross property, plant and equipment) grew 4.5% over the twelve-month period ended June 30, 2004.

The decrease in state and local taxes of $66, or 3.2%, was attributable mostly to nominal decreases in payroll taxes and gross receipts tax expense.

Overall, the increase in total operating revenues of $2,875 coupled with the decrease in total operating expenses of $1,796, resulted in a $4,671, or 49.3%, increase in net operating income for the six-month period ended June 30, 2004 over the comparable prior year period.

Other Items

Interest expense decreased for the six-month period ended June 30, 2004 by $116 due to the continued scheduled pay-down of our Federal Financing Bank (FFB) notes and capital lease obligation.

Equity income of affiliated companies increased $457 in the six-month period ended June 30, 2004 over the comparable prior year period due mainly to a $460 increase in the amount of income generated from the Company’s limited partner interest in three wireless partnerships. These partnerships, all of which are majority owned and operated by Verizon Wireless, have continued to show strong growth in the number of customers and operating results. In addition, we are benefiting from a reduction in switching cost which became effective in 2004.

The changes in interest income and sundry expense (net) were not material.

Results of Operations for the Three Months Ended June 30, 2004 and 2003

Fluctuations in revenue and expenses for the three-month period ended June 30, 2004, as compared to the same quarterly period in 2003, were generally attributable to the same reasons discussed in the six-month comparison with the exceptions of the following:

Directory advertising, billing and other services revenues decreased $3, or 0.8%, for the three-month period ended June 30, 2004 as compared to the same quarterly period in 2003, in contrast to a six-month year to date increase of $123, or 20.9%. As previously discussed, the year to date increase was mostly a result of the prior year first quarter including an approximate $120 reduction in revenues recorded in anticipation of a lower settlement for the 2002 directory book than originally estimated. Absent that item, which was unique to the first quarter comparisons, year over year revenues have remained relatively flat.

Telecommunication equipment sales decreased $13, or 2.5%, for the three-month period ended June 30, 2004 as compared to the same quarterly period in 2003, in contrast to a six-month year to date increase of $72, or 6.9%. As the majority of our revenue from this category is non-recurring in nature, quarter over quarter comparisons can be impacted by the timing of when some of our larger installations occur. Correspondingly, telecommunication equipment expenses decreased $15 in the second quarter of 2004 over the prior year second quarter, in contrast to a six-month year to date increase of $39.

Network and other operating expenses decreased $2,091, or 12.9%, for the three-month period ended June 30, 2004 as compared to the same quarterly period in 2003, in contrast to a six-month year to date decrease of $1,691, or 5.7%. The larger percentage decrease for the second quarterly period of 2004 as compared to the year to date period was due to the fact that all of the $2,659 in workforce reduction charges occurred in the second quarter of 2003.

Equity income of affiliated companies increased $543, or 66.0%, for the three-month period ended June 30, 2004 as compared to the same quarterly period in 2003, in contrast to a six-month year to date increase of $457, or 26.7%. The larger percentage increase for the second quarterly period of 2004 as compared to the year to date period was partially due to the fact that the favorable reduction in switching expense, as previously described, became effective with the partnership results that we reported for the second quarter of 2004. In addition, the prior year first quarter results for the Pennsylvania RSA 6 (II) partnership were positively impacted by several non-recurring items.

Liquidity and Capital Resources

	June 30, 2004	December 31, 2003
Cash and temporary investments	$33,511	$32,026
Working capital	$34,724	$31,497
Long-term debt (including current maturities)	$26,225	$27,767

Cash and temporary investments were $33,511 at June 30, 2004 as compared to $32,026 at December 31, 2003. The increase was a result of operating cash flows exceeding investment and financing requirements. Cash flows from operations were $13,026 for the six-month period ended June 30, 2004, a $5,265 increase from the comparable prior year period. Cash flows from operations were positively impacted by net income increasing $3,102 over the prior year period. A portion of that increase in net income was due to the fact that the prior year period included $1,076 in cash severance and early retirement incentives. Cash flows from operations for the first half of 2004 were also positively impacted by improvements in accounts receivable collection, with an approximate $421 previously disputed receivable paid by a carrier in January of 2004. Furthermore, contributions into the Company’s defined benefit pension plan were $491 lower in the first six months of 2004 than the prior year period. The remainder of the difference was mostly a result of the timing of the payment of liabilities, most notably income taxes, as the charges generated from the workforce reduction program in the second quarter of 2003 did not yield cash tax benefits until the third quarter of 2003. We do not expect the magnitude of the increase (68%) in cash flows from operations for the first six months of 2004 to continue throughout the rest of the year, because the timing benefits experienced on working capital accounts are not recurring in nature and may reverse throughout the year.

Cash flows used for investing activities were $4,220 for the six-month period ended June 30, 2004, a $592 increase from the comparable prior year period. The increase was primarily the result of a $763 increase in capital additions as the first six months of 2004 included investments in equipment for our next generation of DSL products (including a 3 Megabit offering) as well as an increase in purchases for fleet vehicles. This was partially offset by a $196 increase in net proceeds received from our wireless partnerships.

We expended $7,321 during the six-month period ended June 30, 2004 for financing activities, which included cash dividends and the scheduled repayments of debt and capital lease obligations. The amount is $189 higher than the prior year period, mostly as a result of a $150 increase in dividends paid pursuant to the Company raising by $.01 per share the dividend it declared payable during the second quarter of 2004.

Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, dividend payment dates and other predictable cash needs. We expect to continue the investment of such excess funds throughout 2004, which should enable us to meet all short-term obligations.

Working capital levels at June 30, 2004 increased $3,227 from December 31, 2003, mostly due to the continued generation of cash flows from operations, which contributed to a $1,485 increase in cash and temporary investments (as discussed above) and the pay-down of current liabilities (decreases in accrued federal and state income taxes and accounts payable of $1,326 and $509, respectively).

The decrease in long-term debt was a result of scheduled principal repayments of $1,542 during the six-month period ended June 30, 2004. We funded 100% of our year-to-date 2004 expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at June 30, 2004 to the FFB under this loan was $26,225, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of June 30, 2004 was $34,764. North Pittsburgh can draw against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of June 30, 2004, North Pittsburgh had approximately $3,510 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $96,588, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or make any other distributions to its shareholder or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $7,207 of North Pittsburgh’s retained earnings was available for dividends and other distributions to the Registrant as of June 30, 2004. Taking into consideration the North Pittsburgh restrictions, approximately $47,546 of our consolidated retained earnings was available for dividends and other distributions to our shareholders as of June 30, 2004.

North Pittsburgh also has available through June of 2009 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1-1/2%. No borrowings have been taken against the line of credit.

Consolidated capital expenditure commitments for the purchase and installation of new equipment at June 30, 2004 amounted to approximately $1,578, with such amount being part of our 2004 construction program, which is projected to aggregate in the range of $12,000 to $13,000. The Company had made expenditures of $5,978 in association with this construction program through June 30, 2004.

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

We refer you to our Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2003 Form 10-K for a disclosure and discussion of our aggregate contractual obligations and purchase commitments as of December 31, 2003. There were no material changes in the specified contractual obligations and purchase commitments during the six-month period ended June 30, 2004. Scheduled payments of $1,542, $796 and approximately $143 were made to reduce the outstanding long-term debt, capital lease and operating lease obligations, respectively, during the first six months of 2004.

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

Impairment of Long-Lived Assets

Based upon the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment (if any) is made based on estimates of future undiscounted cash flows. We adopted SFAS No. 144 effective January 1, 2002. We have determined, based on our reviews, that there had been no impairment to the carrying value of such assets in 2003 or for the six-month period ended June 30, 2004.

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

North Pittsburgh’s wireline operations are considered Rural under the 1996 Act and are exempt from certain of the foregoing obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. More specifically, pursuant to the rural exemption provision of Section 251(f)(1) of the 1996 Act, North Pittsburgh is currently exempted from offering collocation, UNEs, wholesale discounts and certain other requirements of the 1996 Act which originally pertained to non-rural ILECs. The rural exemption does not, however, prevent facilities based competition in North Pittsburgh’s service area. In addition, on January 15, 2003, the PA PUC denied the request of North Pittsburgh and other rural carriers in the state of Pennsylvania for an extension of a temporary suspension of Sections 251(b) and (c) of the 1996 Act which North Pittsburgh and the other rural carriers had held since July 10, 1997. There are two main implications of the denial of extension of the temporary suspension to North Pittsburgh. First, North Pittsburgh is now open to the potential removal of its rural exemption if a prospective competitor successfully petitions the PA PUC for its removal. However, the PA PUC may grant such a removal only if it finds that the competitor’s proposal is not unduly economically burdensome to North Pittsburgh, is technically feasible and is consistent with the universal service provisions of the 1996 Act. In addition, the burden of proof in such a proceeding rests with the competitor. Second, North

Pittsburgh became subject to implementing Local Number Portability (LNP) within six months of receipt of a bona fide request from a CLEC.

In March of 2003, North Pittsburgh did receive a request from a CLEC to negotiate an interconnection agreement. Accompanying the request for interconnection by the CLEC was a request for LNP. As a result of that request, North Pittsburgh implemented LNP capability in November of 2003. North Pittsburgh is still in negotiations with the requesting CLEC with regard to a final interconnection agreement.

The North Pittsburgh implementation of LNP capability coincided with the FCC’s ordered deadline for certain ILECs, including North Pittsburgh, to implement wireline to wireless LNP by November 24, 2003. On January 19, 2004, the FCC extended the November 24, 2003 deadline until May 24, 2004 for certain rural local exchange carriers. However, because North Pittsburgh was already LNP capable, this extension did not apply to North Pittsburgh. The FCC’s Order regarding wireline to wireless LNP has been challenged in court, and the eventual outcome of that court challenge is unknown. Until such time as the court may overturn the FCC’s Order or remand the issue to the FCC, the requirement of wireline to wireless LNP is applicable to North Pittsburgh and Penn Telecom. Under the current rules, wireline to wireless LNP may cause both North Pittsburgh and Penn Telecom to experience some loss of customers and the associated revenues, as customers will be able to migrate from wireline service to wireless service and still retain their current telephone numbers.

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

On February 12, 2004, the FCC issued a Notice of Proposed Rulemaking (NPRM) proceeding to examine the regulatory treatment of VoIP. While the FCC indicated its preference for minimal regulation, it also recognized the need to ensure that the provision of VoIP is consistent with social objectives including universal service, emergency 911, law enforcement access, consumer protection and disability access.

Prior to the FCC’s issuance of the NPRM regarding VoIP, several companies had petitioned the FCC for declaratory rulings that their specific service offerings, which utilize some component of Internet Protocol (IP), were exempt from access charges. One of these filings was made by AT&T and one was made by pulver.com.

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

In the pulver.com Order released on February 12, 2004, the FCC ruled that pulver.com’s Free World Dialup offering, which provides voice-calling services utilizing IP between two broadband connections to the Internet and which does not utilize the PSTN at either end, was exempt from access charges.

While these two recent FCC rulings have addressed the applicability of access charges in regard to specific services that utilize IP to provide voice or toll calling services, various questions regarding the full scope of regulations that will apply to VoIP services in general are still unresolved and will be addressed in the VoIP NPRM. The outcome of this NPRM proceeding will affect North Pittsburgh and Penn Telecom because 1) VoIP services compete directly with the local and toll service offerings of North Pittsburgh and Penn Telecom, and 2) both North Pittsburgh and Penn Telecom receive a portion of their revenues from access charges, the applicability of which to various forms of IP traffic is being reviewed in the NPRM. As the outcome of this proceeding is unknown at this time, we are unable to determine the effect such action may have on our operations and revenues.

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

On February 20, 2003, the FCC issued its decision regarding the Triennial Review of the 1996 Act. The decision dealt with several issues that may affect North Pittsburgh and Penn Telecom. In that decision, the FCC eliminated unbundling requirements for ILECs in regard to broadband services provided over fiber facilities but continued to require unbundled access to mass-market narrowband loops. In addition, ILECs are not required to unbundle packet switching services. The FCC further found that the high frequency portion of the loop, also referred to as line sharing, is no longer required to be provided as a UNE and that UNE requirement will therefore be phased out over three years. Additionally, the FCC found that ILECs will no longer have to offer the local switching UNE to CLECs for business customers served by high-capacity loops. The states had 90 days to rebut this finding. For mass market customers served by narrowband loops, the FCC set out specific criteria that states shall apply to determine if switching should no longer be available as an UNE. Upon a state ruling eliminating switching as an UNE for mass market customers, the FCC set forth a three-year period for carriers to transition off Unbundled Network Element Platform (UNE-P), which is a service that bundles UNE switching with other UNEs such as UNE loop to provide the entire local service platform. The FCC Order explaining the decision was released August 21, 2003.

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

However, on March 2, 2004, the U. S. Court of Appeals for the District of Columbia issued a decision in response to a number of court appeals filed in regard to the FCC’s TRO. In that ruling, the court upheld the FCC’s rules in regard to their conclusion that ILECs need not unbundle broadband loops provided through the utilization of new technologies such as hybrid fiber/coaxial cable and fiber-to-the-home. The court also agreed with the FCC that ILECs need not provide line sharing. However, the court vacated and remanded a number of FCC rules regarding the FCC’s finding that CLECs were impaired without access to certain network elements such as local switching. In addition, the court vacated the FCC’s decision to delegate to the state commissions determinations related to mass-market switching and dedicated transport elements.

On June 30, 2004, a group of CLECs including AT&T and several state regulatory parties filed petitions at the US Supreme Court seeking to reverse the federal appeals court decision. It is uncertain whether their appeals will be successful, as both the US solicitor general and the FCC have not sought a review of the appeals court decision.

The FCC has stated that it plans to issue interim rules shortly that will be in place while it works on drafting final rules that will comply with the Court decision. Until such time as the US Supreme Court acts on the petition for review and the FCC issues final rules in compliance with the Court’s rulings, we are unable to determine the effect their rulings may have on our operations and revenues.

However, we believe that regardless of the outcome there will be no immediate impact on our ILEC operations, because we are not required to offer UNEs to competitors as long as we retain our rural exemption. In regard to our CLEC operations, because we do not currently utilize line sharing and utilize our own switching for business customers who are served by high-capacity loops, the ultimate outcome as to the availability of these network elements will have no effect on our operations or revenues from our existing customer base.

With regard to UNE-P, we had approximately 2,500, or 7%, of our CLEC dial tone access lines served utilizing UNE-P as of June 30, 2004. Should changes occur in the current UNE-P environment, either in terms of restricting availability or revising pricing methodologies to allow for price increases, our margins realized for these lines may decrease and/or our future effectiveness in geographically expanding our customer base may be partially hampered.

Effective January 22, 2001, under PA PUC regulations referred to as Chapter 30, North Pittsburgh moved from rate-of-return regulation in the intrastate jurisdiction to an alternative form of regulation, which is a price cap plan. Under North Pittsburgh’s price cap plan, rates for non-competitive intrastate services are allowed to increase based on an index that measures economy-wide price increases less a productivity offset. There is no limitation on earnings under this plan. The terms of the plan also allow North Pittsburgh to rebalance rates once each year to allow North Pittsburgh to gradually realign its intrastate rate structure on a more rational cost and market basis in order to meet future competition. In addition, as competition develops in the future, North Pittsburgh may file with the PA PUC to declare certain services competitive and thereby be freed from all rate regulation for those services. In return for approval of the alternative form of regulation, North Pittsburgh has committed to continue to upgrade its network in the future to ensure that all its customers will have access to broadband services. On April 30, 2003, North Pittsburgh filed its annual Price Stability Mechanism (PSM) compliance filing under its approved price cap plan. While the application of the PSM formula in the plan normally would have required North Pittsburgh to reduce some rates for non-competitive services, resulting in an annual revenue decrease of approximately $160, North Pittsburgh has identified that a reduction in intercarrier compensation rates charged to a wireless provider, which was not included in the original 2003 PSM, could be included in a revised 2003 PSM filing pursuant to the terms of its Chapter 30 plan. The revised PSM filing would eliminate the need to reduce rates for non-competitive services. North Pittsburgh entered into negotiations with various parties that had intervened with the original 2003 PSM filing and, on July 22, 2004, filed a Joint request with the PA PUC for settlement that resolved the outstanding issues. As part of the settlement, North Pittsburgh also agreed not to increase rates for local service for business and residential customers until July 1, 2005 to further recover the revenues lost as a result of the reduction in intercarrier compensation. We expect the PA PUC to rule on the settlement Petition before the end of the third quarter.

The Chapter 30 legislation, which enables North Pittsburgh to operate under an alternative price-cap form of regulation, expired due to legislative sunset provisions on December 31, 2003. However, the PA PUC on January 22, 2004, issued a Statement of Policy concluding that under the current Public Utility Code, the approved Chapter 30 alternative plans of regulation for all ILECs operating in Pennsylvania would remain in effect and would be fully enforceable in all respects upon the ILECs after the sunset date of December 31, 2003. Competing versions of new proposed legislation reauthorizing and revising the Chapter 30 regulations have been introduced in both the Pennsylvania House and Senate. Legislative action reauthorizing Chapter 30, with some revisions, is possible by the end of 2004. Because the outcome of this legislative initiative is unknown at this time, we are unable to determine the effect that any new legislation reauthorizing Chapter 30 will have on our operations and revenues.

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

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders of the Company was held on May 21, 2004. The only matter voted upon at the Annual Meeting was the election of Directors. The vote tabulation in respect to each nominee to serve as Director until the 2005 Annual Meeting of Shareholders is shown in the following table:

Name	Number of Shares Voted in Favor	Number of Shares Withheld
Nominees Elected:
Harry R. Brown	12,279,051	971,273
Dr. Charles E. Cole	12,898,619	351,705
Frederick J. Crowley	12,917,519	332,805
Allen P. Kimble	12,351,492	898,832
Stephen G. Kraskin	11,875,539	1,374,785
David E. Nelsen	12,939,228	311,096
Jay L. Sedwick	12,647,381	602,943
Charles E. Thomas, Jr.	12,354,069	896,255

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits Index for Quarterly Reports on Form 10-Q.

Exhibit No.	Subject	Applicability

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

(3)(i)	Articles of Incorporation	Provided in Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and Incorporated Herein by Reference

(3)(ii)	Amended and Restated By-Laws	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and Incorporated Herein by Reference

(4)	Instruments defining the rights of security holders, including indentures

	(a) Agreement of Reorganization and Plan of Merger	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference

	(b) Rights Agreement dated as of September 25, 2003	Provided as Exhibit 1 to the Registration of Certain Classes of Securities on Form 8-A filed on October 3, 2003 and Incorporated Herein by Reference

(10)	Material contracts

	(a) Amended and Restated Executive Employment Agreement	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Incorporated Herein by Reference.

	(b) Executive Retention Payment Program Agreement	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

Exhibit No.	Subject	Applicability

	(c) Extension of Amended and Restated Executive Employment Agreement and Retention Payment Program	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

(11)	Statement re computation of per share earnings	Attached Hereto

(15)	Letter re unaudited financial information	Not Applicable

(18)	Letter re change in accounting principles	Not Applicable

(19)	Report furnished to securities holders	Not Applicable

(22)	Published report regarding matters submitted to vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of attorney	Not Applicable

(31.1)	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31.2)	Certification of Vice President, Treasurer and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.1)	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.2)	Certification of Vice President, Treasurer and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004, we furnished one Report on Form 8-K. That Report, dated April 27, 2004, reported under Item 12, Results of Operations and Financial Condition, the Company’s press release announcing first quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH PITTSBURGH SYSTEMS, INC. (Registrant)

Date: August 9, 2004	/s/ H.R. Brown
H. R. Brown, President and Chief Executive Officer

Date: August 9, 2004	/s/ A.P. Kimble
A. P. Kimble, Vice President, Treasurer and Chief Financial and Accounting Officer