Form 10-Q
period 2004-09-30
NORTH PITTSBURGH SYSTEMS INC
filed 2004-11-08
CIK 764765

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of October 31, 2004 was 15,005,000.

PART I

FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors

North Pittsburgh Systems, Inc.:

We have reviewed the condensed consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries as of September 30, 2004, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/    KPMG LLP

Pittsburgh, Pennsylvania

October 26, 2004

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(Amounts in Thousands – Except Per Share Data)

	For the Three Months Ended Sept. 30		For the Nine Months Ended Sept. 30
	2004	2003	2004	2003
Operating revenues:
Local network services	$6,910	$6,450	$20,427	$18,749
Long distance and access services	16,186	16,427	49,401	48,596
Directory advertising, billing & other services	322	368	1,033	956
Telecommunication equipment sales	394	611	1,510	1,655
Other operating revenues	2,983	2,446	8,620	7,667

Total operating revenues	26,795	26,302	80,991	77,623

Operating expenses:
Network and other operating expenses (exclusive of depreciation and amortization shown separately below)	14,167	13,634	42,134	43,291
Depreciation and amortization	4,738	4,829	14,073	14,243
State and local taxes	823	897	2,791	2,932
Telecommunication equipment expenses	262	417	1,049	1,164

Total operating expenses	19,990	19,777	60,047	61,630

Net operating income	6,805	6,525	20,944	15,993

Other income (expense), net:
Interest expense	(466)	(528)	(1,436)	(1,614)
Interest income	107	42	233	147
Equity income of affiliated companies	1,637	571	3,807	2,284
Sundry expense, net	(47)	(31)	(120)	(114)

Total other income (expense), net	1,231	54	2,484	703

Income before income taxes	8,036	6,579	23,428	16,696
Provision for income taxes	3,315	2,709	9,662	6,883

Net income	$4,721	$3,870	$13,766	$9,813

Weighted average common shares outstanding	15,005	15,005	15,005	15,005

Basic and diluted earnings per share	$.31	$.26	$.92	$.65

Dividends per share	$.18	$.17	$.54	$.51

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) Sept. 30 2004	Dec. 31 2003
ASSETS
Current assets:
Cash and temporary investments	$36,156	$32,026
Marketable securities available for sale	482	473
Accounts receivable:
Customer, net of allowance for doubtful accounts of $582 and $686, respectively	6,074	6,015
Access service settlements and other	6,562	7,455
Prepaid expenses	878	886
Inventories	1,577	1,535
Prepaid taxes other than income taxes	206	—
Deferred income taxes	1,525	1,545

Total current assets	53,460	49,935

Property, plant and equipment:
Land	475	475
Buildings	13,942	13,772
Equipment	197,602	191,135
Assets held under capital lease	10,363	10,363

	222,382	215,745

Less accumulated depreciation and amortization	144,275	132,133

	78,107	83,612

Construction in progress	4,027	2,174

Total property, plant and equipment, net	82,134	85,768

Investments	13,464	12,858
Intangible asset	758	758
Other assets	1,316	1,288

Total assets	$151,132	$150,625

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) Sept. 30 2004	Dec. 31 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,085	$3,085
Obligation under capital lease	1,062	1,072
Accounts payable	5,401	5,436
Dividend payable	2,701	2,551
Other accrued liabilities	4,412	4,656
Federal and state income taxes	702	1,638

Total current liabilities	17,363	18,438

Long-term debt	22,368	24,682
Obligation under capital lease	4,753	5,539
Deferred income taxes	9,705	10,028
Accrued pension and postretirement benefits	11,585	12,207
Other liabilities	551	579

Total liabilities	66,325	71,473

Shareholders’ equity:
Capital stock: authorized 50,000 shares:
Common stock, par value $.15625; issued 15,040 shares and outstanding 15,005 shares	2,350	2,350
Preferred stock, par value $1.00; none issued	—	—
Capital in excess of par value	2,215	2,215
Retained earnings	82,334	76,671
Less cost of treasury stock (35 shares)	(508)	(508)
Accumulated other comprehensive loss	(1,584)	(1,576)

Total shareholders’ equity	84,807	79,152

Total liabilities and shareholders’ equity	$151,132	$150,625

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Nine Months Ended Sept. 30
	2004	2003
Cash from operating activities:
Net income	$13,766	$9,813
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	14,073	14,243
Equity income of affiliated companies	(3,807)	(2,284)
Changes in assets and liabilities:
Accounts receivable	834	(544)
Inventories	(42)	511
Prepaid expenses and other assets	(20)	(390)
Prepaid taxes other than income taxes	(206)	(248)
Accounts payable	(35)	116
Other accrued liabilities	(272)	(1,138)
Accrued pension and postretirement benefits	(622)	518
Federal and state income taxes	(936)	(2,309)
Deferred income taxes	(297)	1,680
Other, net	236	58

Total adjustments	8,906	10,213

Net cash from operating activities	22,672	20,026

Cash used for investing activities:
Expenditures for property and equipment	(10,655)	(8,134)
Purchase of marketable securities available for sale	(25)	—
Investments in affiliated entities	—	(937)
Distributions from affiliated entities	3,201	3,002

Net cash used for investing activities	(7,479)	(6,069)

Cash used for financing activities:
Cash dividends	(7,953)	(7,653)
Payments of capital lease obligation	(796)	(740)
Retirement of debt	(2,314)	(2,314)

Net cash used for financing activities	(11,063)	(10,707)

Net increase in cash and temporary investments	4,130	3,250

Cash and temporary investments at beginning of period	32,026	22,244

Cash and temporary investments at end of period	$36,156	$25,494

Supplemental disclosure of cash flow information:
Interest paid	$1,450	$1,623
Income taxes paid	$10,899	$7,523

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2004	2003	2004	2003
Net income	$4,721	$3,870	$13,766	$9,813
Unrealized gain (loss) on marketable securities including reclassification adjustments, net of tax	(4)	6	(8)	36
Minimum pension liability adjustment, net of tax	—	—	—	(1,374)

Comprehensive income	$4,717	$3,876	$13,758	$8,475

(3) Postretirement Benefits

Substantially all employees of North Pittsburgh are covered by a noncontributory, defined benefit retirement plan (pension plan). The benefits are based on each employee’s years of service and compensation. North Pittsburgh’s funding policy is to contribute an amount annually that satisfies at least the minimum funding required under the Employee Retirement Income Security Act of 1974. The assets of the plan are held in a trust and are invested in a variety of equity and fixed income securities.

Pursuant to the recently negotiated North Pittsburgh collective bargaining agreement, eligibility for the North Pittsburgh pension plan will be limited to those employees whose active service with North Pittsburgh commenced prior to November 1, 2004. Any employees hired on or after November 1, 2004 will not be eligible to participate in the North Pittsburgh pension plan. Instead, for those employees covered by the collective bargaining agreement hired on or after November 1, 2004, North Pittsburgh will contribute an amount equal to 2% of the employee’s gross wages into a union sponsored 401(k) plan. All employees hired by North Pittsburgh on or after November 1, 2004 who are not covered by the collective bargaining agreement will be eligible to participate in the North Pittsburgh 401(k) plan in which the Company makes a matching contribution based on a specified percentage of employee contributions.

Eligible retirees of North Pittsburgh are provided healthcare and life insurance benefits under an unfunded plan until the retiree reaches 65 years of age. The costs associated with these benefits are summarized in the second table that follows.

Components of Net Periodic Benefit Cost:

The following tables summarize the components of our net periodic benefit cost:

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Service cost	$331	$321	$994	$963
Interest cost	690	669	2,070	2,007
Expected return on plan assets	(716)	(618)	(2,149)	(1,855)
Amortization of prior service cost	31	35	95	106
Amortization of transition asset	(38)	(38)	(115)	(115)
Recognized actuarial loss	116	139	347	418

Net periodic benefit cost	$414	$508	$1,242	$1,524

Additional loss due to curtailment	$—	$—	$—	$788

	Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Service cost	$88	$75	$265	$225
Interest cost	171	143	512	430
Amortization of prior service cost	(1)	(1)	(3)	(3)
Recognized actuarial loss	59	34	178	101

Net periodic benefit cost	$317	$251	$952	$753

Additional loss due to curtailment	$—	$—	$—	$795

North Pittsburgh also has a nonqualified supplemental pension plan covering former and current employees, which provides for incremental pension payments to the extent that income tax regulations limit the amount payable from North Pittsburgh’s qualified defined benefit plan. Pension expense for the supplemental plan for the three-month periods ended September 30, 2004 and 2003 was $55 and $41, respectively, and pension expense for the nine-month periods ended September 30, 2004 and 2003 was $165 and $121, respectively.

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

Contributions for the other postretirement benefit plans are made on a pay-as-you-go basis, with total contributions of $481 having been made during the nine-month period ended September 30, 2004. The $481 of contributions for the nine-month period ended September 30, 2004 were in line with the expected annual contributions of $641 disclosed in the Company’s 2003 Form 10-K.

(4) Transactions with Related Parties

Since 1998, we have had an agreement to obtain certain data processing functions from a third party processor (Processor), which is a member of the Armstrong Group of Companies (the Armstrong Group). We are related to the Armstrong Group by a common shareholder and director. Payments to the Processor under this agreement were $2,127 and $2,894 for the nine-month periods ended September 30, 2004 and 2003, respectively. Also, we paid $168 and $135, respectively, in those same periods to the law firm of a member of the Board of Directors for various legal services. As of September 30, 2004, we had amounts outstanding of $176 and $31 to the Processor and such law firm, respectively.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard Communications, LLP (Boulevard), a competitive access provider jointly owned by us and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $19 for both nine-month periods, and total expenses incurred from receiving services from Boulevard were approximately $146 and $225, for the nine-month periods ended September 30, 2004 and 2003, respectively. We also provide, in the ordinary course of business, telecommunication and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $90 and $133, for those same periods, respectively. The amounts outstanding from and/or due to Boulevard and the companies in the Armstrong Group were negligible as of September 30, 2004.

(5) Workforce Reduction

During the second quarter of 2003, the Company instituted a workforce reduction program at its North Pittsburgh subsidiary. That program consisted of both layoffs and early retirement incentives. The Company recorded $1,076 and $66 in severance charges related to the workforce reduction program during the second and third quarters of 2003, respectively.

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

We also refer you to the section titled “Factors Affecting Our Prospects” under Item 1 of our 2003 Form 10-K for additional discussions concerning items which pose risks and uncertainties that could affect our future results.

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

In addition to our core businesses described above, we also derive a portion of our net income and cash flow from our limited partner interests in three wireless partnerships, all of which are majority owned and operated by Verizon Wireless. These partnerships, which have their origin in the 1980s with the allocation by the Federal Communications Commission (FCC) of B licenses, cover territories, which overlap the majority of our ILEC and edge-out markets.

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

North Pittsburgh Telephone Company

North Pittsburgh, our ILEC, was founded in 1906 and operates in an approximate 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. We provide service to approximately 72,900 business and residential access lines in our ILEC territory. Over the past decade, our ILEC territory has experienced very robust population growth due to the continued expansion of suburban communities into our serving area, with the southernmost point of our territory being only 12 miles from the City of Pittsburgh. According to the census covering the past decade, the population in our ILEC service territory grew 14.3% from 1990 to 2000. Although no formal census has been published since 2000, business and new home growth has remained robust in our territory over the last several years and census estimates, which are published on a yearly basis, continue to show population growth.

We operate a 100% digital switching network, comprised of nine central offices and 93 CSAs. The core of the network consists of two main host switches, a Nortel DMS 500 and a Nortel DMS 100. The majority of the CSAs were built over the past seven years, during which we completed an extensive network modernization plan. The current CSA architecture, in which nearly all loop lengths are kept to 12,000 feet or less, has enabled us to offer digital subscriber line (DSL) service over 99% of our access lines. In addition, we have deployed fiber extensively throughout the network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links as well as the majority of business parks within our ILEC serving area. We believe that our network is built for the future, in which our ability to satisfy the growing customer demand for broadband and multi-megabit services will be a key critical success factor.

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

Our sales strategy in our edge-out markets has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and healthcare facilities, offering local and long distance voice services as well as DSL. Our fiber-based network, comprised of multiple rings, enables us to compete against Verizon and other CAPs to offer high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other CLECs. As of

September 30, 2004, Penn Telecom served 37,295 dial tone access lines and 21,422 access line equivalents1, for a grand total of 58,717 equivalent access lines2.

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

Highlights and Outlook

Revenues for the nine-month period ended September 30, 2004 increased $3,368, or 4.3%, over the prior year comparable period. The majority of this growth was attributable to our ability to continue to effectively penetrate our edge-out markets as well as expand our broadband service offerings. The revenue growth rate of 4.3%, though, was lower than the full year 2003 revenue growth rate of 11.2% due mostly to several intercarrier compensation rate decreases experienced over the last twelve months. A revision in the percent local use (PLU) factor used to settle traffic between Verizon and Penn Telecom in September of 2003, the continued phase down of Penn Telecom’s interstate access rates in conjunction with the FCC’s Access Charge Reform Order and decreases in access and transit rates charged for wireless traffic have been the main contributing factors to the curtailment of the revenue growth rate.

Total operating expenses for the nine-month period ended September 30, 2004 decreased $1,583 from the prior year comparable period, which included $2,725 in charges associated with a workforce reduction program. Excluding those charges, other operating expenses increased $1,142, or 1.9%, in the first nine months of 2004 over the comparable prior year period. The lower percentage growth in operating expenses in contrast to operating revenues reflected our continued efforts to contain costs. The first nine months of 2004 were impacted positively by decreases in the cost of contracted operational support system (OSS) services pursuant to a new agreement executed in the third quarter of 2003 as well as by our ability to greatly moderate the annual growth rate in overall labor costs (inclusive of current and postretirement benefits). Labor costs increased at an approximate 4% rate for the nine-month period ended September 30, 2004 over the prior year comparable period, in contrast to double-digit percentage increases in these costs experienced in the past several years.

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

Our cost structure is heavily weighted towards labor and depreciation. As such, there is not a great deal of direct correlation between our revenues and our largest operating expenses. Percentage increases in our labor costs have outpaced our revenue growth over the past several years, primarily driven by increases in healthcare costs and postretirement benefit expenses. We have taken steps to address some of these issues, including the workforce reduction program implemented in 2003 and using our excess cash reserves to make additional contributions into the defined benefit pension plan. The benefits of taking these steps were evident in the results of operations for the first nine months of 2004. Our ability to contain the growth in overall labor costs to 4% in comparison to the first nine months of 2003 allowed for the majority of the increase in revenues to flow through into operating margin.

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

Our financial condition and balance sheet have continually improved over the last several years through prudent investment strategies and strong cash flows generated from operating activities. Unlike many telecommunication companies that have substantially leveraged their businesses, we have a greater amount of cash on hand ($36,156) than our total debt outstanding ($25,453). Our financial condition gives us the ability to invest in new products and/or opportunities and the flexibility to continue to evaluate ways to create greater shareholder value, whether through our dividend policy, stock repurchases or other investment opportunities.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, included in this quarterly report and with our audited financial statements, and the notes thereto, included in our 2003 Form 10-K.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Net income for the nine-month period ended September 30, 2004 was $13,766, or $.92 per share, compared to net income of $9,813, or $.65 per share, for the comparable prior year period. The increase in net income was attributable to the following factors:

Operating Revenues

Total operating revenues increased $3,368, or 4.3%, in the nine-month period ended September 30, 2004 over the comparable period in 2003. This increase was the result of increases in local network services revenues of $1,678 (8.9%), long distance and access services revenues of $805 (1.7%), directory advertising, billing and other services revenues of $77 (8.1%) and other operating revenues of $953 (12.4%), offset partially by a decrease in telecommunication equipment sales of $145 (8.8%).

Increases in local network services revenues of $1,678, or 8.9%, were primarily attributable to the following factors:

•	Local dial tone revenues increased $1,348, partially as a result of total access lines (including CLEC) growing by 10,165 lines, or 10.2%, from 100,036 access lines as of September 30, 2003 to 110,201 access lines as of September 30, 2004. More specifically, the total growth was a result of a 12,783 access line increase in our edge-out markets offset partially by a 2,618 access line decrease in our ILEC market. Also contributing to the increase was an approximate $815 increase in local dial tone revenues due to revenue neutral rate re-balancings at North Pittsburgh during April and December of 2003, which increased local residential rates and decreased intrastate access rates.

•	Revenues earned from PRIs increased $142, mostly as a result of an increase in the average number of circuits in our edge-out markets during the course of 2004. However, as of September 30, 2004, our PRI circuit count was approximately 4% lower than it was as of September 30, 2003, primarily due to the consolidation of our customer base leading to an elimination of redundant facilities. As communicated in our 2003 Form 10-K, we expected our 2004 PRI growth rate to decrease from previous rates ($747 annual increase in 2003). The majority of our circuit growth in our edge-out markets was the result of winning ISPs away from the incumbent. ISPs use PRIs as a component of their network for dial-up traffic. The continued penetration of broadband services has led to customers migrating from dial-up connections to broadband access, thereby decreasing the overall market’s need for dial-up infrastructure. The Western Pennsylvania market is also experiencing consolidation in the dial-up business, and we have recently experienced consolidation among our customers which has led to the elimination of redundant facilities. Although we expect to continue to win ISP business from the incumbents, we already have a relatively high penetration rate in the ISP markets in which we currently operate. As such, we expect the growth rate in revenues from PRI circuits to greatly decrease, or perhaps turn negative, during the remainder of 2004.

The increase in long distance and access services revenues of $805, or 1.7%, was primarily attributable to the following factors:

•	Special access revenues increased $994, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold.

•	Overall toll revenues (the combination of metro area, intraLATA and interLATA toll) increased $338. We have continued to be successful in bundling toll in our edge-out markets (in which the number of access lines grew by 12,783), with nearly a 75% subscription rate. Our ability to increase our customer base has been partially offset by continuing pricing pressures from the introduction of aggressively priced flat rate toll packages from VoIP providers and intense pricing competition in the wireless market.

•	Access revenues decreased $527, primarily due to the reduction in North Pittsburgh’s intrastate access rates in conjunction with the revenue neutral rate re-balancings that increased North Pittsburgh’s local dial tone charges, as previously described in the text above that discusses local network services revenues. In addition, the prior year second quarter was favorably impacted by $427 in final intercarrier settlement adjustments covering a two-year period.

The decrease in access revenues of $527, or 2%, is in contrast to the growth rate in access revenues of 12% experienced for full year 2003. Excluding the impact of the rate re-balancings (which merely shifted revenues from one financial statement line item to another) and prior year final intercarrier settlement adjustments, access revenues from all other sources increased at a 2% rate over the prior year nine-month period. The decrease in the growth rate from 2003 was mostly attributable to reductions in effective intercarrier compensation rates, the most significant of which was a revision made between Verizon and Penn Telecom in September of 2003 in the PLU factor used to settle traffic between the companies. At that time, the PLU factor change resulted in an approximate $250 per month decrease in intrastate access revenues recognized. Secondly, in conjunction with the FCC’s Access Charge Reform Order, Penn Telecom’s interstate access rates have been phased down over a three-year period that began in 2001. The final decrease, which adjusted Penn Telecom’s rates to mirror the incumbents’ rates, was effective June 20, 2004 and resulted in an approximate $40 per month decrease in access revenues. Although Penn Telecom’s access line growth of 12,783, or 52%, from the prior year period resulted in an increase in end user interstate access charges and contributed to an approximate 35% increase in minutes of use (MOUs) on the network, the decreases in the effective intercarrier compensation rates described above mitigated the aggregate access revenue increase for Penn Telecom for the nine-month period ended September 30, 2004 to $242, or 5%.

Reductions in wireless intercarrier compensation rates also negatively impacted the 2004 year to date growth rate. The Company experienced a $100 decrease in access revenues from wireless carriers for the nine-month period ended September 30, 2004 over the prior year comparable period despite a 23% increase in billable MOUs. In comparison, revenues from wireless traffic increased approximately $540 for full year 2003.

The increase in directory advertising, billing and other services revenues of $77 was mostly attributable to the prior year first quarter including an approximate $120 reduction in revenues recorded in anticipation of a lower settlement for the 2002 directory book than originally estimated. The positive increase in directory advertising revenues was partially offset by a $46 decrease in carrier billing and collection revenues as the volumes of services and calls billed on behalf of other carriers have continued to decrease.

The increase in other operating revenues of $953, or 12.4%, was primarily due to growth in DSL revenues of approximately $856 as combined DSL lines (both wholesale and retail) sold increased from 9,333 as of September 30, 2003 to 11,590 as of September 30, 2004.

The decrease in telecommunication equipment sales of $145 was mostly due to a decrease in new equipment sales. Correspondingly, telecommunication equipment expenses decreased by $115.

Operating Expenses and Net Operating Income

Total operating expenses decreased $1,583, or 2.6%, in the nine-month period ended September 30, 2004 over the comparable period in 2003. The change was the result of decreases in network and other operating expenses of $1,157 (2.7%), depreciation and amortization expenses of $170 (1.2%), state and local taxes of $141 (4.8%) and telecommunications equipment expenses of $115 (9.9%).

The decrease in network and other operating expenses of $1,157, or 2.7%, was primarily due to the prior year including $2,725 in charges recorded in association with a workforce reduction program at our North Pittsburgh subsidiary. Excluding those charges, other operating expenses in this category increased $1,568, or 3.9%, for the first nine months of 2004 over the comparable prior year period, mostly due to increases in direct costs associated with the growth in access lines and access line equivalents. Such direct costs include the fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base. The 3.9% increase in costs, though, was historically low in comparison to the growth rates experienced in the past several years, due to the impact of the following items:

•	Combined labor and benefit expenses for the first nine months of 2004 increased at an approximate 4% rate in comparison to the prior year period (excluding the $2,725 in one-time workforce reduction charges in 2003 discussed above), reversing the trend of double digit percentage increases in these costs experienced in the past several years. The majority of the increase was due to the continued rise in current benefit expenses (mostly as a result of increases in medical insurance premiums). Payroll expense remained relatively flat, as an approximate 5% decrease in the overall workforce offset the effects of the normal year over year wage increases. Aggregate postretirement benefit expenses, as outlined in more detail in Note 3 to the Condensed Consolidated Financial Statements included in this Form 10-Q, also remained relatively constant for the first nine months of 2004 over the prior year period (excluding the $1,583 in one-time curtailment charges included in the workforce reduction charges in 2003 discussed above). This contrasts with double digit percentage increases in postretirement benefit expenses experienced over the past several years. We have been able to curtail the growth in these expenses due to a decrease in the number of plan eligible participants as a result of the workforce reduction and by making additional contributions, above the minimum required level, into the defined benefit pension plan in both 2003 and the early part of 2004. In addition, we have benefited from the strong performance of the assets in the pension plan during 2003.

•	We realized an approximate $710 decrease in the costs of contracted OSS services for the nine-month period ended September 30, 2004 over the comparable prior year period pursuant to a newly negotiated agreement in the third quarter of 2003.

The decrease in consolidated depreciation and amortization expenses of $170, or 1.2%, was the result of the capitalized costs and license fees, which were incurred with the conversion to a Year 2000 compliant OSS approximately five years ago, becoming fully depreciated in December of 2003. This resulted in an approximate $810 decrease in depreciation for that set of assets. Otherwise, depreciation expense for all other assets increased approximately $640 as the depreciable asset base (gross property, plant and equipment) grew 4.6% over the twelve-month period ended September 30, 2004.

The decrease in state and local taxes of $141, or 4.8%, was attributable mostly to nominal decreases in payroll taxes and gross receipts tax expense.

Overall, the increase in total operating revenues of $3,368 coupled with the decrease in total operating expenses of $1,583, resulted in a $4,951, or 31.0%, increase in net operating income for the nine-month period ended September 30, 2004 over the comparable prior year period.

Other Items

Interest expense decreased for the nine-month period ended September 30, 2004 by $178 due to the continued scheduled pay-down of our Federal Financing Bank (FFB) notes and capital lease obligation.

Equity income of affiliated companies increased $1,523 in the nine-month period ended September 30, 2004 over the comparable prior year period due mainly to a $1,553 increase in the amount of income generated from the Company’s limited partner interest in three wireless partnerships. These partnerships, all of which are majority owned and operated by Verizon Wireless, have continued to show strong growth in the number of customers and operating results. In addition, we are benefiting from a reduction in switching costs which became effective in 2004.

The changes in interest income and sundry expense (net) were not material.

Results of Operations for the Three Months Ended September 30, 2004 and 2003

Fluctuations in revenue and expenses for the three-month period ended September 30, 2004, as compared to the same quarterly period in 2003, were generally attributable to the same reasons discussed in the nine-month comparison above, with the exception of the following:

Long distance and access services revenues decreased $241, or 1.5%, for the three-month period ended September 30, 2004 as compared to the same quarterly period in 2003, in contrast to a nine-month year to date increase of $805, or 1.7%. The intercarrier compensation rate decreases described above in the nine-month analysis had a more profound impact on the quarter over quarter results as the majority of the decreases in the wireless intercarrier compensation rates were effective June 1, 2004, and the final phase down of Penn Telecom’s interstate access rates was effective June 20, 2004. As such, the third quarter of 2004 was the first three-month period to experience the full impact of those rate decreases. In addition, North Pittsburgh had an approximate $180 decrease on a quarter over quarter basis in interstate access revenues recognized through the National Exchange Carrier Association (NECA). The NECA average schedule settlement formulas, which were effective with the fiscal 2004 tariff filing and cover the period July 1, 2004 through June 30, 2005, decreased approximately 4%. As the effective date of the tariff filing was July 1, 2004, the third quarter was the first period in 2004 to experience the impact of the tariff decrease. Interstate access revenues for the year to date period are actually slightly higher than 2003, because the tariff rates in effect for the first six months of 2004 were approximately 4% higher than those for the corresponding six-month period in 2003.

With respect to the revenues North Pittsburgh recognizes through the NECA pooling process and the interstate tariffs that NECA files on behalf of the pooling participants, there exists the risk that revenues recognized since July 1, 2004 may be subject to adjustment. On July 1, 2004, the Pricing Policy Division of the FCC’s Wireline Competition Bureau released an Order that suspended for one day and set for investigation the NECA fiscal 2004 tariff. The investigation is still ongoing, with NECA and the petitioners providing the support documentation requested by the FCC. The Company is unable to predict the ultimate outcome of this investigation and the possible impact, if any, on revenues that have been recognized since July 1, 2004 as well as prospective revenues.

Directory advertising, billing and other services revenues decreased $46, or 12.5%, for the three-month period ended September 30, 2004 as compared to the same quarterly period in 2003, in contrast to a nine-month year to date increase of $77, or 8.1%. As previously discussed, the year to date increase was mostly a result of the prior year first quarter including an approximate $120 reduction in revenues recorded in anticipation of a lower settlement for the 2002 directory book than originally estimated. Absent that item, which was unique to the first quarter comparisons, year over year revenues have decreased slightly as a result of lower carrier billing and collection revenues.

Telecommunication equipment sales decreased $217, or 35.5%, for the three-month period ended September 30, 2004 as compared to the same quarterly period in 2003, in contrast to a nine-month year to date decrease of $145, or 8.8%. The higher rate of decrease for the current quarterly period as compared to the year to date period was a result of a more dramatic decrease in both new equipment sales and post-sale support revenues. As the majority of our revenue from this category is non-recurring in nature, quarter over quarter comparisons can be impacted by the timing of when some of our larger installations occur. Correspondingly, telecommunication equipment expenses decreased $155, or 37.2%, in the third quarter of 2004 over the prior year third quarter, in contrast to a nine-month year to date decrease of $115, or 9.9%.

Network and other operating expenses increased $533, or 3.9%, for the three-month period ended September 30, 2004 as compared to the same quarterly period in 2003, in contrast to a nine-month year to date decrease of $1,157, or 2.7%. The increase in expenses for the third quarter of 2004 as compared to the year to date decrease was due to the fact that $2,659 of the total $2,725 in workforce reduction charges were recorded in the second quarter of 2003.

Equity income of affiliated companies increased $1,066, or 186.7%, for the three-month period ended September 30, 2004 as compared to the same quarterly period in 2003, in contrast to a nine-month year to date increase of $1,523, or 66.7%. The larger percentage increase for the third quarterly period of 2004 as compared to the year to date period was partially due to the fact that the favorable reduction in switching expense, as previously described, became effective with the partnership results that we reported for the second quarter of 2004. In addition, the prior year third quarter results for the Pennsylvania RSA 6 (I) partnership were negatively impacted by conversion costs incurred with the transition of the majority partnership interest from Alltel Communications to Verizon Wireless. Also, the prior year first quarter results for the Pennsylvania RSA 6 (II) partnership were positively impacted by several non-recurring items.

Liquidity and Capital Resources

	September 30, 2004	December 31, 2003
Cash and temporary investments	$36,156	$32,026
Working capital	$36,097	$31,497
Long-term debt (including current maturities)	$25,453	$27,767

Cash and temporary investments were $36,156 at September 30, 2004 as compared to $32,026 at December 31, 2003. The increase was a result of operating cash flows exceeding investment and financing requirements. Cash flows from operations were $22,672 for the nine-month period ended September 30, 2004, a $2,646 increase from the comparable prior year period. Cash flows from operations were positively impacted by an increase in net income during the current year to date period as well as by the fact that the prior year period included $1,076 in pre-tax ($629 in after tax) cash severance and early retirement incentives. In addition, contributions into the Company’s defined benefit pension plan were $491 lower in the first nine months of 2004 than the prior year period. The above positive impacts on cash flows from operations were partially offset by timing influences on income tax payments, which reduced cash flows from operations by approximately $600 for the nine-month period ended September 30, 2004 versus the prior year comparable period.

Cash flows used for investing activities were $7,479 for the nine-month period ended September 30, 2004, a $1,410 increase from the comparable prior year period. The increase was primarily the result of a $2,521 increase in capital additions, as the first nine months of 2004 included investments in equipment for our next generation of DSL products (including a 3 Megabit offering), investments in network equipment for our planned VoIP product as well as an increase in purchases for fleet vehicles. This was partially offset by a $1,136 increase in net proceeds received from our wireless partnerships.

We expended $11,063 during the nine-month period ended September 30, 2004 for financing activities, which included cash dividends and the scheduled repayments of debt and capital lease obligations. The amount is $356 higher than the prior year period, mostly as a result of a $300 increase in dividends paid pursuant to the Company raising by $.01 per share the dividend it declared payable during the second and third quarters of 2004.

Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, dividend payment dates and other predictable cash needs. We expect to continue the investment of such excess funds throughout the remainder of 2004 and for 2005, which should enable us to meet all short-term obligations.

Working capital levels at September 30, 2004 increased $4,600 from December 31, 2003, mostly due to the continued generation of cash flows from operations, which contributed to a $4,130 increase in cash and temporary investments (as discussed above).

The decrease in long-term debt was a result of scheduled principal repayments of $2,314 during the nine-month period ended September 30, 2004. We funded 100% of our year-to-date 2004 expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at September 30, 2004 to the FFB under this loan was $25,453, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of September 30, 2004 was $34,764. North Pittsburgh can draw against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of September 30, 2004, North Pittsburgh had approximately $3,813 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $101,320, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or make any other distributions to its shareholder, or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $11,661 of North Pittsburgh’s retained earnings was available for dividends and other distributions to the Registrant as of September 30, 2004. Taking into consideration the North Pittsburgh restrictions, approximately $49,451 of our consolidated retained earnings was available for dividends and other distributions to our shareholders as of September 30, 2004.

North Pittsburgh also has available through June of 2009 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1 1/2%. No borrowings have been taken against the line of credit.

Consolidated capital expenditure commitments for the purchase and installation of new equipment at September 30, 2004 amounted to approximately $1,287, with such amount being part of our 2004 capital expenditure program, which is projected to aggregate in the range of $13,000 to $14,000. The Company had made expenditures of $10,655 in association with this construction program through September 30, 2004. We expect our 2005 capital expenditure program to be similar in size to our 2004 program.

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

We refer you to our Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2003 Form 10-K for a disclosure and discussion of our aggregate contractual obligations and purchase commitments as of December 31, 2003. There were no material changes in the specified contractual obligations and purchase commitments during the nine-month period ended September 30, 2004. Scheduled payments of $2,314, $1,194 and approximately $215 were made to reduce the outstanding long-term debt, capital lease and operating lease obligations, respectively, during the first nine months of 2004.

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

However, as noted in the Results of Operations for the Three Months Ended September 30, 2004 and 2003 section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the current tariff which serves as the basis for the revenue recognition of the NECA pool is currently under investigation. On July 1, 2004, the Pricing Policy Division of the FCC’s Wireline Competition Bureau released an Order that suspended for one day and set for investigation the NECA fiscal 2004 tariff. The investigation is still ongoing, with NECA and the petitioners providing the support documentation requested by the FCC. There therefore exists the risk that revenues recognized since July 1, 2004 may be subject to adjustment pursuant to the ultimate outcome of this investigation. The Company is unable to predict the ultimate outcome of this investigation and the possible impact, if any, on revenues that have been recognized since July 1, 2004 as well as prospective revenues.

Impairment of Long-Lived Assets

Based upon the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. A determination of impairment (if any) is made based on estimates of future undiscounted cash flows. We adopted SFAS No. 144 effective January 1, 2002. We have determined, based on our reviews, that there had been no impairment to the carrying value of such assets in 2003 or for the nine-month period ended September 30, 2004.

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

However, on March 2, 2004, the U. S. Court of Appeals for the District of Columbia issued a decision in response to a number of court appeals filed in regard to the FCC’s TRO. In that ruling, the court upheld the FCC’s rules in regard to their conclusion that ILECs need not unbundle broadband loops provided through the utilization of new technologies such as hybrid fiber/coaxial cable and fiber-to-the-home. Subsequent FCC orders have also relieved incumbents of the unbundling requirements for fiber-to-the-curb loops, where fiber is extended within 500 feet of a customer premise. The court also agreed with the FCC that ILECs need not provide line sharing. However, the court vacated and remanded a number of FCC rules regarding the FCC’s finding that CLECs were impaired without access to certain network elements such as local switching. In addition, the court vacated the FCC’s decision to delegate to the state commissions determinations related to mass-market switching and dedicated transport elements.

On June 30, 2004, a group of CLECs including AT&T and several state regulatory parties filed petitions at the U. S. Supreme Court seeking to reverse the federal appeals court decision. On October 12, 2004, the Supreme Court announced it would not hear the appeal.

Concurrently, on August 20, 2004, the FCC released an Order and NPRM that detailed the interim UNE rules. These interim rules included a six-month freeze of the current UNE rates. The RBOCs and the United States Telephone Association asked the U. S. Court of Appeals for the DC Circuit to grant a mandamus petition ordering the FCC to comply with the Appeals Court’s earlier decision. On October 7, 2004, the Court issued an order stating they will not consider the petition until January 2005. It is expected that the FCC will adopt the permanent rules in response to the Court’s decision sometime before the end of 2004 and before the Court acts on the mandamus petition.

We believe that regardless of the outcome of the final FCC rules regarding the unbundling rules there will be no immediate impact on our ILEC operations, because we are not required to offer UNEs to competitors as long as we retain our rural exemption. In regard to our CLEC operations, because we do not currently utilize line sharing and utilize our own switching for business customers which are served by high-capacity loops, the ultimate outcome as to the availability of these network elements will have no effect on our operations or revenues from our existing customer base.

With regard to UNE-P, we had approximately 2,700, or 7%, of our CLEC dial tone access lines served utilizing UNE-P as of September 30, 2004. Should changes occur in the current UNE-P environment, either in terms of restricting availability or revising pricing methodologies to allow for price increases, our margins realized for these lines may decrease and/or our future effectiveness in geographically expanding our customer base may be partially hampered.

In addition, with respect to the FCC’s ongoing review, certain RBOCs have posed questions concerning their requirements regarding the unbundling of high-capacity loops at Total Element Long Run Incremental Cost (TELRIC) rates. Although it is our current understanding that this issue concerning high-capacity loop pricing was not part of the original TRO review, and therefore not an addressable matter in the current review by the FCC, some RBOCs have been very aggressive in pro-actively extending unilateral interpretations of the U. S. Court of Appeals decision onto this matter. Any changes in the pricing methodology that migrates high-capacity loops from TELRIC to special access rates could have a material adverse effect on our CLEC business.

Effective January 22, 2001, under a statutory framework referred to as Chapter 30, North Pittsburgh moved from rate-of-return regulation in the intrastate jurisdiction to an alternative form of regulation, which is a price cap plan. Under North Pittsburgh’s price cap plan, rates for non-competitive intrastate services are allowed to increase based on an index that measures economy-wide price increases less a productivity offset. There is no limitation on earnings under this plan. The terms of the plan also allow North Pittsburgh to rebalance rates once each year to allow North Pittsburgh to gradually realign its intrastate rate structure on a more rational cost and market basis in order to meet future competition. In addition, as competition develops in the future, North Pittsburgh may file with the PA PUC to declare certain services competitive and thereby be freed from all rate regulation for those services. In return for approval of the alternative form of regulation, North Pittsburgh has committed to continue to upgrade its network in the future to ensure that all its customers will have access to broadband services. On April 30, 2003, North Pittsburgh filed its annual Price Stability Mechanism (PSM) compliance filing under its approved price cap plan. While the application of the PSM formula in the plan normally would have required North Pittsburgh to reduce some rates for non-competitive services, resulting in an annual revenue decrease of approximately $160, North Pittsburgh has identified that a reduction in intercarrier compensation rates charged to a wireless provider, which was not included in the original 2003 PSM, could be included in a revised 2003 PSM filing pursuant to the terms of its Chapter 30 plan. The revised PSM filing would eliminate the need to reduce rates. North Pittsburgh entered into negotiations with various parties that had intervened with the original 2003 PSM filing and, on July 22, 2004, filed a Joint Request with the PA PUC for settlement that resolved the outstanding issues. As part of the settlement, North Pittsburgh also agreed not to increase rates for local service for business and residential customers until July 1, 2005 to further recover the revenues lost as a result of the reduction in intercarrier compensation. The PA PUC on October 24, 2004 issued a Tentative Order approving the Joint Request for Settlement with only one minor modification regarding the number of custom calling features that Lifeline-eligible customers may purchase. Parties to the Settlement have agreed to the PA PUC proposed modifications and the Order is now final.

The Chapter 30 legislation, which enables North Pittsburgh to operate under an alternative price-cap form of regulation, expired due to legislative sunset provisions on December 31, 2003. However, the PA PUC on January 22, 2004 issued a Statement of Policy concluding that under the current Public Utility Code, the approved Chapter 30 alternative plans of regulation for all ILECs operating in Pennsylvania would remain in effect and would be fully enforceable in all respects upon the ILECs after the sunset date of December 31, 2003. Competing versions of new proposed legislation reauthorizing and revising the Chapter 30 regulations have been introduced in both the Pennsylvania House and Senate. Legislative action reauthorizing Chapter 30, with some revisions, is possible by the end of 2004. Because the outcome of this legislative initiative is unknown at this time, we are unable to determine the effect that any new legislation reauthorizing Chapter 30 will have on our operations and revenues.

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

PART I

Item 3. Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes in reported market risks faced by the Company since the end of the preceding fiscal year on December 31, 2003.

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

PART II

OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits Index for Quarterly Reports on Form 10-Q.

Exhibit No.	Subject	Applicability
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

(3)(i)	Articles of Incorporation	Provided in Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and Incorporated Herein by Reference

(3)(ii)	Amended and Restated By-Laws	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and Incorporated Herein by Reference

(4)	Instruments defining the rights of security holders, including indentures

	(a) Agreement of Reorganization and Plan of Merger	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference

	(b) Rights Agreement dated as of September 25, 2003	Provided as Exhibit 1 to the Registration of Certain Classes of Securities on Form 8-A filed on October 3, 2003 and Incorporated Herein by Reference

(10)	Material contracts

	(a) Amended and Restated Executive Employment Agreement	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Incorporated Herein by Reference.

	(b) Executive Retention Payment Program Agreement	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

	(c) Extension of Amended and Restated Executive Employment Agreement and Retention Payment Program	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

(11)	Statement re computation of per share earnings	Attached Hereto

(15)	Letter re unaudited financial information	Not Applicable

(18)	Letter re change in accounting principles	Not Applicable

(19)	Report furnished to securities holders	Not Applicable

(22)	Published report regarding matters submitted to vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of attorney	Not Applicable

Exhibit No.	Subject	Applicability

(31.1)	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31.2)	Certification of Vice President, Treasurer and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.1)	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.2)	Certification of Vice President, Treasurer and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH PITTSBURGH SYSTEMS, INC.
(Registrant)

Date: November 8, 2004	/s/ H. R. Brown
H. R. Brown, President and Chief Executive Officer

Date: November 8, 2004	/s/ A. P. Kimble
A. P. Kimble, Vice President, Treasurer and
Chief Financial and Accounting Officer