Form 10-K
period 2004-12-31
NORTH PITTSBURGH SYSTEMS INC
filed 2005-03-16
CIK 764765

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of March 14, 2005 was 15,005,000.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☒    NO  ☐

Based on the average of the bid and asked prices at the close of the market on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $269,937,000. For purpose of making this calculation only, the registrant has defined affiliates to include all directors and officers (who directly or beneficially owned as a group 1,498,005 shares of Common Stock on June 30, 2004).

DOCUMENTS INCORPORATED BY REFERENCE

The information for Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13, Certain Relationships and Related Transactions; and Item 14, Principal Accountant Fees and Services, has been incorporated into Part III of this Form 10-K by reference to registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2004.

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

While the below list of risks and uncertainties is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in or implied by the forward-looking statements are:

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

We also refer you to the section titled “Factors Affecting Our Prospects” under Item 1 in this Form 10-K for additional discussions concerning items which pose risks and uncertainties that could affect our future results.

PART I

Item 1.	Business

General

North Pittsburgh Systems, Inc. (the Registrant, the Company, we, us or our), organized May 31, 1985, is a holding company and has no operating function. Its predecessor, North Pittsburgh Telephone Company (North Pittsburgh or NPTC), a telephone public utility incorporated in 1906, became a wholly-owned subsidiary of the Registrant on May 31, 1985. Penn Telecom, Inc. (Penn Telecom or PTI) became a wholly-owned subsidiary of the Registrant on January 30, 1988. Prior to this date, Penn Telecom was a wholly-owned subsidiary of North Pittsburgh. Penn Telecom is certificated as a Competitive Access Provider (CAP), a Competitive Local Exchange Carrier (CLEC) and an Interexchange Carrier (IXC) and has entered into these businesses. Pinnatech, Inc. (Pinnatech), a wholly-owned subsidiary of the Registrant, was formed in 1995 and principally provides Internet and broadband related services. The Registrant, North Pittsburgh, Penn Telecom and Pinnatech operate under the provisions of the Pennsylvania Business Corporation Law. No significant changes in the mode of conducting business by the Registrant or its subsidiaries have occurred since the beginning of the fiscal year ended December 31, 2004.

North Pittsburgh Telephone Company

North Pittsburgh, our incumbent local exchange carrier (ILEC), was founded in 1906 and operates in an approximately 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. We provide service to approximately 72,300 business and residential access lines in our ILEC territory. Over the past decade, our ILEC territory has experienced very robust population growth due to the continued expansion of suburban communities into our serving area, with the southernmost point of our territory only 12 miles from the City of Pittsburgh. According to the most recent census, the population in our ILEC service territory grew 14.3% from 1990 to 2000. Although no formal census has been published since 2000, business and new home growth has remained robust in our territory over the last several years and census estimates, which are published on a yearly basis, continue to show population growth.

We operate a 100% digital switching network, comprised of nine central offices and 85 carrier serving areas (CSAs). The core of the network consists of two main host switches, a Nortel DMS 500 and a Nortel DMS 100. The current CSA architecture, in which nearly all loop lengths are kept to 12,000 feet or less, has enabled us to provide digital subscriber line (DSL) service to over 99% of our access lines. In addition, we have deployed fiber optic cable extensively throughout the network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links as well as the majority of business parks within our ILEC serving area. We believe that our network is built for the future, in which our ability to satisfy the growing customer demand for broadband and multi-megabit services will be a key critical success factor.

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

Our sales strategy in our edge-out markets has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and healthcare facilities, offering local and long distance voice services as well as broadband services. Our fiber based network, comprised of multiple rings, enables us to compete against Verizon and other CAPs to offer high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other CLECs.

In addition to the CLEC operations, Penn Telecom also provides long distance services and maintains an enterprise equipment business providing traditional key and private branch exchange (PBX) systems to business customers. Prior to our CLEC operations, the majority of our long distance customers resided in our ILEC market. However, with the growth of our CLEC customer base and the effective bundling of toll with local dial tone services, we have been able to greatly expand this service offering throughout Western Pennsylvania.

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

Network Access Services. We provide IXCs, cellular mobile radio service (CMRS) providers and other local exchange carriers (LECs) with access to our switched access facilities for the completion of interstate and intrastate long distance toll calls and also extended area service (EAS) calls. In addition, we provide IXCs, CMRS providers, ISPs, other LECs and end-user customers access to private line network facilities for use in transporting voice and data services. These private line data services are referred to as special access and utilize a variety of technologies such as Digital Data Services, Frame Relay, Asynchronous Transfer Mode (ATM), SONET, DS-1, DS-3, OC-3, multi-megabit and gigabit Ethernet and others.

Long Distance Toll Service. We provide intraLATA, intrastate, interstate and international toll service to business and residential customers throughout Western Pennsylvania.

Internet Access Service. We provide broadband DSL and multi-megabit Ethernet services to end-user customers and ISPs on both a wholesale and retail basis, mostly through the use of our own facilities. We also provide access to the Internet to end-users utilizing dial-up and other broadband facilities such as Frame Relay and ATM. In addition, we provide virtual hosting services, web page design and creation and e-commerce enabling technologies to customers. Internet access service revenues, including revenues recognized for DSL service, are classified within Other Operating Revenues on our Consolidated Statement of Income.

Directory Advertising, Billing and Other Services. We receive revenues from the sale of advertising space in telephone directories and from billing and collection activities. Billing and collection services are provided to various IXCs.

Telecommunications Equipment. We sell and service telecommunications equipment to customers generally in the Western Pennsylvania area.

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

More specifically, the 1996 Act includes requirements that ILECs negotiate rates, terms and conditions with carriers regarding interconnection, the provisioning of UNEs, compensation terms for local calls, the resale of telecommunication services and the physical collocation of competitor’s equipment in the ILEC’s facilities. As described in greater detail in the Regulatory Environment section of Item 7, North Pittsburgh’s designation as a Rural carrier under the 1996 Act has exempted it from many of the above-mentioned provisions. A competitor may petition the Pennsylvania Public Utility Commission (PA PUC) for the removal of North Pittsburgh’s exemption (although the prospective competitor must prove its proposal is not unduly economically burdensome to North Pittsburgh, is technically feasible and is consistent with the universal service provisions of the 1996 Act). Although no competitor has yet formally sought the removal of North Pittsburgh’s rural exemption, there is a reasonable risk that some of the barriers to a competitor’s entry into our ILEC territory will be either limited or removed in the future.

Our local wireline operations in our ILEC territory have already been experiencing increased competition over the past several years from various sources, including, but not limited to, larger end-users installing their own networks, IXCs, satellite transmission services, wireless communication providers, cable companies, radio-based personal communications companies, CAPs, ISPs and other systems capable of completely or partially bypassing local telephone facilities.

We are currently addressing potential competition by reducing costs, increasing efficiency, restructuring rates, examining new and bundled product offerings and increasing our focus on customer satisfaction.

At the same time, the 1996 Act has enabled us to expand outside of our franchised ILEC territory through our CLEC operations. With our ILEC territory being adjacent to the greater Pittsburgh metropolitan area, we have been able to selectively enter attractive markets through a CLEC edge-out strategy. As of December 31, 2004, we served 37,311 dial tone access lines and 21,183 access line equivalents1, for a grand total of 58,494 equivalent access lines2 served in our CLEC edge-out markets.3

The telecommunications market within Pittsburgh and its surrounding areas is very competitive. We compete against not only the area ILEC (Verizon) but also many of the larger national and regional CLECs. The market north of our ILEC’s territory in the City of Butler and its surrounding areas is currently relatively less competitive, as our only main competitor is the area ILEC (Sprint). Due to the higher Sprint UNE charges and lack of proximity to the physical points of presence of many CLECs, this region is currently more isolated from competition. However, we expect that the competitive nature of this market will increase in the future. The incumbent cable company in this market has begun to offer telephony services utilizing Voice over Internet Protocol (VoIP) technology. We have been able to effectively compete in this region by leveraging North Pittsburgh’s reputation and network to reduce the overall cost of providing service, thereby attracting several of the largest business and municipal customers. Due to our success in the area, we have overbuilt a portion of the Sprint distribution plant, which will further increase our competitive advantage as well as decrease the long-term cost of providing service.

Other Products/Services

The toll market is very competitive. All the major IXCs are present in the markets in which we offer service. Wireless carriers also pose a competitive threat to our toll services, especially for those customers who are heavy users and have the flexibility to adapt their calling patterns to take advantage of the bundled packages offered by many of the wireless carriers. In addition, cable companies have begun providing local dial tone and toll services and VoIP companies have begun offering unlimited calling plans for those customers that utilize broadband connections. As has become evident over the past several years through wireless and now VoIP pricing methodologies, the actual market for per minute of use toll calling will decrease over time and eventually disappear for all practical purposes. There will remain implicit amounts within the pricing of the customer’s overall calling plan for what is today considered to be toll (or out of local area calling). However, the effective rate realized on a per minute of use basis from the flat rated calling plans will be much lower than historical rates realized from the traditional per minute of use rated plans. We have developed over the last few years, and continue to modify, our toll calling plans (including the introduction of unlimited calling plans). In addition, we have been able to expand our customer base through our CLEC’s overall growth in access lines and success in bundling toll with local dial tone service. As of December 31, 2004, 78% of our customers in our edge-out markets subscribed to one or another of our toll packages.

The market for Internet and broadband services is also highly competitive. Our DSL product experiences competition from cable modem services, other ILECs and CLECs and, to a lesser extent, wireless and satellite

[1]	Access line equivalents represent a conversion of data circuits to an access line basis and are presented for comparability purposes. Equivalents are calculated by converting data circuits (basic rate interface (BRI), PRI, DSL, DS-1 and DS-3) and SONET-based (optical) services (OC-3 and OC-48) to the equivalent of an access line. While the revenues generated by access line equivalents have a directional relationship with these counts, growth rates cannot be compared on an equivalent basis.

[2]	Equivalent access lines include dial tone access lines and access line equivalents.

[3]	In the Company’s previous periodic report filed with the Securities and Exchange Commission (its quarterly report for the period ended September 30, 2004), it was disclosed that we served 37,295 dial tone access lines and 21,422 access line equivalents, for a grand total of 58,717 equivalent access lines served in our CLEC edge-out markets as of September 30, 2004. Due to the conversion in the third quarter of 2004 of our system that reports our access line and equivalent counts, an overstatement of 1,065 dial tone access lines occurred. As of September 30, 2004, we served 36,230 dial tone access lines and 21,422 access line equivalents, for a grand total of 57,652 equivalent access lines. No other reported figures from dates prior to September 30, 2004 were affected.

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

The communications industry is becoming increasingly competitive, and this competition has resulted and most likely will continue to result in pricing pressures on our service offerings.

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

The toll market has continued to be extremely competitive and we would expect this trend to continue into the foreseeable future, especially driven by bundled pricing in the wireless industry and new VoIP competitors. The broadband market is also very competitive, with cable companies having offerings which compete very aggressively with our DSL and higher broadband circuits. Wireless carriers are also continuing to upgrade their networks and have just begun to offer broadband products in certain areas of the geographical markets in which we operate that could compete with our DSL product.

Many of our competitors are major communications companies that have more extensive resources.

We compete in our various markets with telephone companies such as Verizon, Sprint and other national CLECs (in our edge-out markets), cable companies that include Comcast and Armstrong, and all the major wireless and interexchange carriers. All of these companies have substantially greater financial and marketing resources as well as greater name recognition. In addition, given their financial resources and scale, these companies may be able to devote more capital to newer technologies and/or use their cost advantages to reduce prices for an extended period of time.

We are subject to a complex and uncertain regulatory environment.

The amounts that we charge for most of our services are subject to regulatory oversight at both the federal and state levels. Our business plans are also greatly affected by complex (and highly litigated) laws and regulations pertaining to competitive requirements in the markets in which we operate, such as regulatory barriers to entry in our ILEC territory and rules relating to both the availability and pricing of leased network elements in our edge-out territories. We expect that the competitive barriers to entry in our ILEC territory will continue to be reduced, although we do not know to what degree and when. With regard to the network elements that we utilize in our edge-out territories, any material negative changes in the availability or pricing of such network elements could have a material impact on our financial condition and future business plans.

Approximately 31% of our revenues for the year ended December 31, 2004 came from charges paid to us from other carriers for services which we performed in originating and terminating toll and local traffic (access revenues) and from proceeds which we received from universal service funds. Our access rates are subject to regulation and reviews at both the federal and state levels. There are currently a number of formal and informal proceedings reviewing both the current access compensation structure as well as the current rules regarding the contribution methodology and eligibility requirements of the universal service funds. One of the proposals being developed by some of the larger companies in the communications industry, which would seek a migration to a bill and keep intercarrier compensation mechanism, could have a material negative impact on our financial results and condition if adequate carve-outs are not made for rural carriers to support the high cost of providing services in rural communities. In addition, any substantive modifications to the availability of, or ability to recover costs from, federal and state universal service funds could have a material negative impact on our financial results and condition.

As a result of the expansion of our customer base in our CLEC edge-out markets, the increases experienced in broadband revenues, and several revenue neutral rate rebalancings that our ILEC has made in the past two years which have increased end-user charges while decreasing access rates, the percentage of our consolidated revenues which we receive from the above mentioned access charges and universal service funds (31% for 2004) has decreased from 34% and 35% of our consolidated revenues for 2003 and 2002, respectively. Although our exposure to these revenue sources has declined over the past several years, those revenue sources still constitute a material percentage of our overall revenues and operating margins.

In addition, newer technologies, such as VoIP, have been introduced since the passage of the 1996 Act. Many of these new technologies do not readily fit into the legacy telecommunications regulatory framework and are causing regulators to reconsider many of the basic assumptions in regard to public policy and regulation of telecommunications industry at both the federal and state levels. The FCC has issued a Notice of Proposed Rulemaking proceeding to examine the regulatory treatment of VoIP. In the interim, the FCC and individual states have been ruling on narrow issues concerning VoIP and other access issues on a case-by-case basis. No comprehensive regulatory framework has yet to be established. The FCC’s final rules, or an extended period of regulatory uncertainty during which carriers might refuse to pay portions of their applicable access charges, might detrimentally affect our future access revenues.

Our ability to grow will require investments in markets and products that may not achieve our desired returns.

With the increased competition in our existing markets and pressures on profit margins, we may have to invest in markets and products that most likely will not generate the margins we have traditionally experienced in our core access line business in our ILEC territory. Access lines in our edge-out markets carry lower margins, mainly due to pricing discounts we offer from the incumbent’s rates, incremental costs we incur to lease some of the facilities we use and overall lower access rates that we charge to carriers using our network. In addition, some of the products which we have deployed over the last several years, such as DSL, have been introduced into already competitive environments that have lower overall margins than our traditional ILEC access lines. Some of these products, although producing a new source of revenue, have had detrimental impacts on other existing revenue streams (such as second lines which can be rendered redundant by DSL). Although we believe that we can continue to penetrate our current edge-out markets (which mostly encompass Pittsburgh and its surrounding communities), potential expansion into further markets, which may be needed to grow revenues, will most likely carry greater risk as our brand recognition will not be as strong and our network efficiencies may not be as great as we are currently experiencing in our existing edge-out markets.

A lack of parity between us and our competitors concerning regulatory fees and assessments as well as taxation laws could adversely impact our ability to profitably compete.

The telecommunications industry is one of the most heavily taxed in our country. While serving as monopolies in the past, both federal and state agencies have used telephone companies to assess onto individuals and businesses a multitude of taxes and regulatory assessments, including, but not limited to, federal excise taxes, gross receipts taxes, 911 recovery fees, universal service assessments, Pennsylvania relay service charges and state and local sales taxes (where applicable). Typically, such assessments and taxes can constitute 10-20% of the gross amount of a telephone bill, dependent upon the types of services purchased. We recognize no margin on these fees and taxes but rather serve as the pass through entity responsible for charging and collecting the fees and taxes from our end-user customers and remitting the monies collected to the taxing and regulatory authorities. As inter-modal competition continues to develop, companies which do not meet the traditional definitions of telecommunications carriers and/or offer services which do not neatly fit into the outdated definitions of such terms as communication services (that is, for example, a service that may instead be deemed an informational service) have claimed and may continue to claim that they are not subject to some or all of the above-mentioned taxes and assessments. Unless regulators and taxing authorities change or clarify their rules and regulations to include such companies and services as being subject to such taxes and assessments or deregulate and exclude us from being subject to such taxes and assessments, the lack of parity could adversely impact our ability to effectively compete on price.

Employees

At December 31, 2004, the Company, through all of its subsidiaries, employed 398 persons. Approximately 31% of our employees are covered under collective bargaining agreements. In October 2004, North Pittsburgh’s bargaining employees ratified a new labor contract with the Communications Workers of America (CWA) that will remain in effect until September 30, 2007. Also, in September 2002, Penn Telecom’s bargaining employees ratified a new labor contract with the CWA that will remain in effect until August 31, 2005.

Other Matters

The majority of the services we provide are repetitive and recurring in nature and, as a result, backlog orders and seasonality are not significant factors. In addition, there are no specific special practices relating to working capital.

No material part of our overall business is dependent upon a single or few end-user customers, the loss of any one or more of whom would have a materially adverse effect on our business. We do provide access services to major IXCs and other telecommunications companies, with revenues received from several carriers individually exceeding five percent of consolidated revenues.

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

As of the date hereof, except for regulatory matters before the PA PUC and FCC, including matters which could result in the expansion of competition, there were no material pending legal or governmental proceedings directly involving the Company or its subsidiaries, other than ordinary routine litigation and ordinary routine utility matters incidental to the business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

ADDITIONAL ITEM FOR PART I

Executive Officers Of The Registrant

Information regarding the Registrant’s Executive Officers and Chairman of the Board of Directors is provided below. In addition to the positions and business experience related to the Registrant, additional information related to North Pittsburgh Telephone Company, the Registrant’s predecessor, is also presented.

Executive Officers of the Registrant

Name and Business Experience	Age	Positions and Offices with Registrant (1), (2) & (3)
Charles E. Thomas, Jr.	61	Chairman, Board of Directors

Registrant and North Pittsburgh Telephone Company: Chairman of the Board of Directors since 1998; Director since 1993. Partner in the law firm of Thomas, Thomas, Armstrong & Niesen, Harrisburg, PA, which has been retained as general counsel to the Registrant since the formation of this firm in 1991; Partner in the law firm of Thomas & Thomas from 1977 to 1990.

Harry R. Brown	68	Director, President and Chief Executive Officer

Registrant: Director since 1989; President since 1998; formally designated Chief Executive Officer on October 23, 2002; Vice President from 1992 to 1998. North Pittsburgh Telephone Company: Director since 1989; President and General Manager since 1998; Vice President—Operations from 1987 to 1998; Assistant Vice President—Operations from 1986 to 1987; Network Engineering Manager from 1984 to 1986; Equipment Supervisor from 1975 to 1984.

Allen P. Kimble	58	Director, Vice President, Treasurer and Chief Financial and Accounting Officer

Registrant: Director since 1998; Vice President since 1989; Treasurer since incorporation in 1985; formally designated Chief Financial and Accounting Officer on October 23, 2002; Secretary from 1993 to 1998. North Pittsburgh Telephone Company: Director since 1998; Vice President since 1989; Treasurer since 1979; Secretary from 1993 to 1998; Assistant Vice President from 1987 to 1989; Assistant Secretary from 1979 to 1993; Assistant Secretary—Treasurer from 1977 to 1979.

N. William Barthlow	50	Vice President and Secretary

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

Name and Business Experience	Age	Positions and Offices with Registrant (1), (2) & (3)

Kevin J. Albaugh	53	Vice President

Registrant: Vice President since 1999. North Pittsburgh Telephone Company: Vice President—Regulatory Affairs since 1999; Manager and Assistant Vice President—Revenues from 1997 to 1998; Revenue Requirements Supervisor from 1993 to 1997.

Frank A. Macefe	56	Vice President

Registrant: Vice President since 1999. North Pittsburgh Telephone Company: Vice President—Sales since 1999; Assistant Vice President—Marketing from 1989 to 1998; Marketing Manager from 1979 to 1989; Marketing Supervisor from 1978 to 1979.

Albert W. Weigand	46	Vice President

Registrant: Vice President since 1999. North Pittsburgh Telephone Company: Vice President—Operations since 1999; Assistant Vice President—Operations from 1997 to 1998; Senior Planning Engineer from 1995 to 1997; Planning Engineer from 1986 to 1995; Customer Equipment Supervisor from 1984 to 1986; Customer Equipment Engineer from 1979 to 1984.

(1)	Directors. Messrs. Thomas, Brown and Kimble were elected as Directors at the 2004 Annual Meeting of Shareholders held May 21, 2004 to serve until the 2005 Annual Meeting of Shareholders. Messrs. Thomas, Brown and Kimble will be nominees for reelection as Directors at the Annual Meeting of Shareholders to be held May 20, 2005.

(2)	Officers. All of the aforementioned officers were elected to their respective offices at a Board of Directors’ Organizational Meeting which followed the May 21, 2004 Annual Meeting of Shareholders. Executive employment agreements with Messrs. Brown, Kimble, Barthlow, Albaugh, Macefe and Weigand set forth the terms and conditions of their employment.

(3)	Arrangements. There are no arrangements or understandings between any of the above executive officers and any other person pursuant to which they were elected as an officer.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is registered with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 and, effective January 10, 1997, the Company’s Common Stock commenced trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the Symbol ‘NPSI’. Prior thereto, the stock was not listed on any stock exchange and was considered as being traded on the OTC (Over-the-Counter) market. The Nasdaq high and low sales prices for the Company’s Common Stock for each quarter of 2004 and 2003 are listed below:

	2004 High	2004 Low	2003 High	2003 Low
First Quarter	$20.61	$16.94	$15.47	$13.15
Second Quarter	20.40	17.55	15.95	13.20
Third Quarter	21.59	18.00	18.74	14.62
Fourth Quarter	26.24	19.55	19.84	16.89

Calculated on the basis of the number of shareholder accounts, the Company had approximately 2,434 common shareholders on February 24, 2005.

Cash dividends per share, declared quarterly by the Company in 2004 and 2003, on the outstanding shares of Common Stock were as follows:

	2004	2003
First Quarter	$.18	$.17
Second Quarter	.18	.17
Third Quarter	.18	.17
Fourth Quarter	.18	.17

Total	$.72	$.68

The Company did not repurchase any of its securities during the fourth quarter of 2004.

Item 6.	Selected Financial Data
(Amounts in Thousands Except Per Share Data)

The following summary of Selected Financial Data for the years 2004 – 2000 should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

	2004	2003	2002	2001	2000
Operating revenues	$108,469	$105,756	$95,176	$90,723	$83,181
Operating expenses	81,341	82,503	72,429	70,678	70,471

Net operating income	27,128	23,253	22,747	20,045	12,710
Interest expense	(1,931)	(2,126)	(3,990)	(3,733)	(3,140)
Interest income	406	202	530	1,118	1,367
Dividend income	1,171	610	6	9	83
Equity income of affiliated companies	5,622	3,085	2,809	1,378	926
Sundry income (expense), net	(132)	(153)	(1,465)	(981)	1,951

Income before income taxes	32,264	24,871	20,637	17,836	13,897
Income tax expense	13,304	10,254	8,519	7,474	6,008

Net income	$18,960	$14,617	$12,118	$10,362	$7,889

Weighted average common shares outstanding	15,005	15,005	15,005	15,005	15,005

Basic and diluted earnings per share	$1.26	$.97	$.81	$.69	$.53

Dividends declared per share of Common Stock	$.72	$.68	$.68	$.68	$.67

Total assets	$155,500	$151,255	$150,403	$168,889	$160,954

Long-term debt	$21,597	$24,682	$27,767	$47,202	$45,377

Long-term obligations under capital lease	$4,588	$5,539	$6,611	$7,607	$7,137

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview

We are a telecommunications company with annual revenues for 2004 of $108,469. Our original core business, which dates back to 1906, consisted primarily of providing telecommunications services in our ILEC territory, which today covers approximately 285 square miles and is located north of the City of Pittsburgh. In 1995, as the Internet was still in its relatively early stages, we purchased a small ISP as a segue into that market. During 1999, we began to expand our business beyond our ILEC territory via a CLEC edge-out strategy. In addition, from 1997 through 2001, we invested approximately $83 million in our ILEC territory to upgrade the majority of our network and to deploy a CSA architecture in order to allow us to offer advanced broadband products.

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

Broadband growth has been a bright spot in the overall industry during the past several years. However, the broadband market is very competitive, with little differentiation to the end-user customer between products offered by telephone and cable companies. As such, pricing has been the main focus in winning new customers and retaining existing customers. Although the costs to deliver broadband technologies have decreased over the past several years, margins have continued to be squeezed by pricing decreases to customers.

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

Regulation and Competition

The telecommunications industry was greatly impacted by the passage of the 1996 Act, which was the legislative instrument that opened the industry to significantly greater competition. The degree and pace at which markets have been experiencing competition have varied, with most of the original regulatory barriers to entry removed in the markets served by the country’s largest local exchange carriers, also referred to as the Regional Bell Operating Companies (RBOCs). Smaller rural companies, such as our ILEC, North Pittsburgh, were given regulatory relief in the form of exemptions and temporary suspensions from many of the competitive portions of the 1996 Act in order to allow state regulators sufficient time to examine the public policy implications of allowing competition in rural areas, and if deemed in the public interest, to allow smaller companies to gradually prepare for competition and to restructure rates. Although we still maintain in our ILEC territory some of the regulatory protections against non-facilities based competition, we expect that over time these protections will be reduced or entirely eliminated.

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

Highlights and Outlook

Revenues for 2004 increased $2,713, or 2.6%, over 2003. The majority of this growth was attributable to our ability to continue to effectively penetrate our edge-out markets as well as expand our broadband service offerings. The revenue growth rate of 2.6%, though, was lower than the 2003 revenue growth rate of 11.1%, due mostly to several intercarrier compensation rate decreases. A revision in the percent local use (PLU) factor used to settle traffic between Verizon and Penn Telecom in September of 2003, the continued phase down of Penn Telecom’s interstate access rates in conjunction with the FCC’s Access Charge Reform Order and decreases in access and transit rates charged for wireless traffic have been the main contributing factors to the curtailment of the revenue growth rate. In addition, the rate of increase in revenues from one of our fastest growing products in 2003, PRI circuits provisioned to ISPs in our edge-out markets, diminished in 2004 ($227 growth in revenues in 2004 as compared to a $747 increase in 2003) due to the general deterioration in the dial-up market and consolidation among our ISP customers which has led to the elimination of redundant facilities. Finally, revenues recorded from the National Exchange Carrier Association (NECA) interstate pooling arrangements in which the Company’s North Pittsburgh subsidiary participates were slightly down for 2004, reversing the trend of increases in such revenues experienced over the past several years. Changes in NECA average schedule formulas used to determine the Company’s interstate revenue requirement as well as some regulatory modifications and other events which have diminished the Company’s ability to earn above the historical allowable rate of return have caused these revenues to decrease slightly.

For 2005, we expect our revenue growth rate to be more comparable to that rate experienced in 2004 than to the historically higher growth rates experienced in 2000 through 2003 (as outlined in the Selected Financial Data section of Item 6 to this Form 10-K). Several of the items mentioned above also will have continuing impacts on the 2005 revenue growth rate. In addition, we expect that competition for all of our service offerings will continue to intensify, resulting in further pressures on operating revenues and margins. We expect that revenue growth will continue to be driven by the addition of new customers in our edge-out markets and by further broadband penetration. We have also started to focus to an even greater extent on bundled product offerings, which we anticipate will drive value to our customers and serve as a tool for retention of our existing customer base.

Total operating expenses for 2004 decreased $1,162 from the prior year period, which included $2,725 in charges associated with a workforce reduction program. Excluding those charges, other operating expenses increased $1,563, or 2.0%, in 2004. The increase in operating expenses was predominately due to increases in the direct costs associated with the growth in access lines and access line equivalents, such as fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not wholly provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base. The 2% increase in operating expenses, though, was lower than experienced in the past several years due to the positive impacts of a decrease in the cost of contracted operational support system (OSS) services pursuant to a new agreement executed in the third quarter of 2003, a decrease in depreciation expense as a result of the capitalized costs and license fees incurred for our OSS becoming fully depreciated and by our ability to greatly moderate the annual growth rate in overall labor costs (inclusive of current and postretirement benefits). Labor costs increased at an approximate 2% rate for 2004, in contrast to double-digit percentage increases in these costs experienced in the past several years. Labor costs were positively impacted by the 2003 workforce reduction at the Company’s North Pittsburgh subsidiary as well as by the ability to keep postretirement benefit expenses (exclusive of the $1,583 in one-time curtailment charges incurred in 2003 in association with the aforementioned workforce reduction) relatively flat on a year over year basis, reversing the trend of double digit percentage increases experienced in the past several years. The 2% increase in aggregate labor costs was mostly the result of an increase in medical insurance premiums.

For 2005, we expect our operating costs to increase at a slightly greater rate than experienced during 2004. The positive year over year benefits of the decreases in depreciation expense and cost of contracted OSS services experienced in 2004 were mostly the result of 2003 including the higher depreciation and OSS costs, respectively. For 2005 comparative purposes, both years will include the benefits of the reduced costs. In addition, during 2005, we expect to implement several new software systems, including a workforce management system, an automated switch provisioning system and a new billing and OSS platform at our CLEC. We believe that these systems will improve our cost structure and operational efficiencies over the long-term. However, it is typical that the implementation costs for such projects exceed the cost savings in the first year. In addition, we anticipate rolling out our new VoIP product in 2005. Again, although we expect that this new product will enhance our ability to compete in both the residential and business customer segments as well as, over time, serve as a lower cost platform for many elements of our network, the costs associated in the first year will likely exceed the first-year benefits.

With respect to our operating costs in our edge-out CLEC markets, we continue to monitor the developments in the FCC’s Triennial Review Order (TRO). Based on our interpretation of the most recent authoritative guidelines (the FCC’s Order on Remand released on February 4, 2005), we do not believe that the Order will have a material impact on our cost structure. Currently, we provision only 8% of our CLEC access lines (which represents only 3% of our consolidated access lines) utilizing Unbundled Network Element Platform (UNE-P) loops. Although costs for UNE-P loops will increase over time, our relatively low use of UNE-P and the ability to migrate some of the lines to alternative provisioning methodologies will limit the overall impact. Based on our interpretation of the rules concerning access to unbundled high capacity loops, interoffice transport facilities and dark fiber, we believe we will experience moderate increases in the overall cost to provision such loops and facilities during 2005. However, we caution that although the FCC’s Order defines impairment of such circuits based on a review of the number of business lines and fiber based collocators in a serving wiring center, the practical definitions of what constitutes a business line or fiber based collocator have yet to be decided. In a separate matter, the PA PUC has recently revised many of Verizon’s unbundled rates for loops as well as high capacity circuits. Although the revised rates reflect a mixture of both increases and decreases, based on the specific types of circuits and markets in which we operate, we should experience in 2005 an overall slight decrease in the average costs to provision our CLEC access lines. We caution, however, that Verizon has challenged the PA PUC’s revisions of these Verizon rates in Federal court.

Our cost structure is heavily weighted towards labor and depreciation. As such, there is not a great deal of direct correlation between our revenues and our largest operating expenses. As previously noted, we have taken steps to address our overall labor costs, including the workforce reduction program implemented in 2003 and using our excess cash reserves to make additional contributions into the defined benefit pension plan. The benefits of taking these steps were evident in the results of operations for 2004, as we were able to contain the growth in overall labor costs to 2% in 2004. In addition, pursuant to a renegotiated collective bargaining agreement in 2004 covering our North Pittsburgh subsidiary, we have restricted future hires from being eligible to participate in the North Pittsburgh defined benefit pension plan. Although we will not see any immediate benefits from this in 2005 and estimate only modest benefits in the next few years thereafter, the long-term impact should be to greatly reduce postretirement benefit expenses which currently exceed $3,000 per year.

We also have implemented a targeted capital expenditure program, in which the majority of our expenditures are directly related to new customer additions. The significant network modernization investments which we made from 1997 through 2001 have enabled us to keep our maintenance capital expenditures (defined as capital expenditures needed to continually replace and/or expand our network capabilities to address our existing customer base) at levels of 5-7% of revenues over the last several years, which is much lower than the industry average of over 10%. Maintaining our existing operating margins going forward will be challenging as competition intensifies and lower margin services, such as DSL and CLEC access lines, generate a larger percentage of our overall revenues. Nevertheless, we will continue to manage our cost structure and capital spending aggressively.

In addition, we have benefited from investments made in the last two decades in wireless partnerships, all of which today are majority owned and operated by Verizon Wireless. Instead of deploying the majority of our capital into forming and operating our own wireless business, which would from a scale perspective be at a tremendous disadvantage in a market in which our competition would be national carriers with billions of dollars in capital resources, we alternatively invested in three wireless partnerships covering Pittsburgh and other portions of Western Pennsylvania. Total equity income recorded from our investments in the wireless partnerships increased $2,593 in 2004.

Our financial condition and balance sheet have continually improved over the last several years through prudent investment strategies and strong cash flows generated from operating activities. Unlike many telecommunication companies that have substantially leveraged their businesses, we have a greater amount of cash and temporary investments on hand ($42,569) than our total debt outstanding ($24,682). Our financial condition gives us the ability to invest in new products and/or opportunities and the flexibility to continue to evaluate ways to create greater shareholder value, whether through our dividend policy, stock repurchases or other investment opportunities.

The following discussion should be read in conjunction with our consolidated financial statements, and the notes thereto, included in this annual report.

Results of Operations: 2004 vs. 2003

Net income for 2004 was $18,960, or $1.26 per share, compared to net income of $14,617, or $.97 per share, for 2003. The increase in net income was attributable to the following factors:

Operating Revenues

Total operating revenues increased $2,713, or 2.6%, during 2004. This increase was the result of increases in local network services revenues of $2,409 (9.1%), directory advertising, billing and other services revenues of

$81 (6.2%) and other operating revenues of $1,086 (10.6%), offset partially by decreases in long distance and access services revenues of $574 (0.9%) and telecommunication equipment sales of $289 (12.8%).

Increases in local network services revenues of $2,409, or 9.1%, were primarily attributable to the following factors:

•	Local dial tone revenues increased $1,709, partially as a result of total access lines (including CLEC) growing by 7,351 lines, or 7.2%, from 102,267 access lines as of December 31, 2003 to 109,618 access lines as of December 31, 2004. More specifically, the total growth was a result of a 9,919 access line increase in our edge-out markets offset partially by a 2,568 access line decrease in our ILEC market. Also contributing to the increase was an approximate $1,000 increase in local dial tone revenues due to revenue neutral rate re-balancings at North Pittsburgh during April and December of 2003, which increased local residential rates and decreased intrastate access rates.

•	Revenues earned from PRIs increased $227, mostly as a result of a 12% increase in the average number of circuits in our edge-out markets during the course of 2004. However, the increase in the average number of circuits was more heavily weighted to the first half of 2004 in comparison to the first half of 2003. As of December 31, 2004, our PRI circuit count was approximately 20% lower than it was as of December 31, 2003, primarily due to the consolidation of our ISP customer base, which led to an elimination of redundant facilities. As communicated in our 2003 Form 10-K, we expected our 2004 PRI revenue growth rate to decrease from previous rates ($747 annual increase in 2003). The majority of our PRI circuits sold in our edge-out markets were the result of winning ISPs away from the incumbent. ISPs use PRIs as a component of their network for dial-up traffic. The continued penetration of broadband services has led to customers migrating from dial-up connections to broadband access, thereby decreasing the overall market’s need for dial-up infrastructure. The Western Pennsylvania market is also experiencing consolidation in the dial-up business, and we have recently experienced consolidation among our customers which has led to the elimination of redundant facilities. Although we may continue to win ISP business from the incumbents, we already have a relatively high penetration rate in the ISP markets in which we currently operate. That fact, along with the general deterioration in the overall ISP market, will most likely result in a decline over time in our revenues received from PRIs sold to the ISPs.

•	Vertical feature revenues (which include revenues from custom calling features such as voicemail, caller ID, call waiting, etc.) increased $185 during 2004, mostly as a result of the growth in access lines and the up-selling of these features in bundled packages. The growth rate in such revenues experienced in 2004 was lower than the $468 increase in such revenues experienced in 2003 due mostly to the fact that average revenue received per vertical feature continues to decline as these features are often discounted in the bundled packages.

•	Local reciprocal compensation revenues increased $160 during 2004 in association with the growth in terminating traffic generated by the above-mentioned increase in access lines. In addition, we benefited from being able to bill for traffic above the growth cap set in the original FCC Order on Intercarrier Compensation for ISP-Bound Traffic pursuant to the forbearance granted by the FCC in October of 2004 in the Petition of Core Communications, Inc. We expect local reciprocal compensation revenues to increase in 2005 at a rate higher than that experienced in 2004 because 2004 included only approximately two and one half months of the benefit associated with being able to bill for traffic above the original growth cap. This expectation assumes no further changes to the rules regarding intercarrier compensation for ISP bound traffic during 2005.

The increase in directory advertising, billing and other services revenues of $81 was mostly attributable to the 2003 first quarter including an approximate $120 reduction in revenues recorded in anticipation of a lower settlement for the 2002 directory book than originally estimated. The positive increase in directory advertising revenues was partially offset by a $57 decrease in carrier billing and collection revenues as the volumes of services and calls billed on behalf of other carriers have continued to decrease.

The increase in other operating revenues of $1,086, or 10.6%, was primarily due to growth in DSL revenues of approximately $1,090 as combined DSL lines (both wholesale and retail) sold increased from 10,029 as of December 31, 2003 to 12,063 as of December 31, 2004.

The decrease in long distance and access services revenues4 of $574, or 0.9%, was primarily attributable to the following factors:

•	Access revenues decreased $2,376, primarily due to four factors. First, as previously described in the text above that discusses local network services revenues, there was an approximate $1,000 reduction in North Pittsburgh’s intrastate access revenues in conjunction with the revenue neutral rate re-balancings that increased North Pittsburgh’s local residential rates and decreased its intrastate access rates.

Second, the 2003 second quarter was favorably impacted by $427 in final intercarrier settlement adjustments covering a two-year period.

Third, Penn Telecom experienced reductions in its effective intercarrier compensation rates, the most significant of which was a revision made between Verizon and Penn Telecom in September of 2003 in the PLU factor used to settle traffic between the companies. At that time, the PLU factor change resulted in an approximate $250 per month decrease in intrastate access revenues recognized. Also, in conjunction with the FCC’s Access Charge Reform Order, Penn Telecom’s interstate access rates have been phased down over a three-year period that began in 2001. The final decrease, which adjusted Penn Telecom’s rates to mirror the incumbents’ rates, was effective June 20, 2004 and resulted in an approximate $40 per month decrease in access revenues. Although Penn Telecom’s access line growth contributed to an approximate 20% increase in minutes of use (MOUs) on the network, the decreases in the effective intercarrier compensation rates described above resulted in an approximate $700 decrease in access charges to carriers. The largest of the factors contributing to the decrease (the change in the PLU factor) occurred in 2003, and we therefore do not expect to see the same magnitude of a decrease in 2005 revenues as compared to 2004, as both years would reflect a full twelve months at the revised PLU factor.

Fourth, reductions in wireless intercarrier compensation rates contributed to a $356 decrease in access revenues received from wireless carriers, despite a 28% increase in billable MOUs. In comparison, revenues from wireless traffic increased approximately $540 for full year 2003, as there were no material rate changes experienced in that year. We expect to see a decrease in access revenues from wireless carriers again in 2005, due to the fact that the majority of the decreases in rates were effective in the beginning of the third quarter of 2004. As such, 2005 will reflect a full year of the reduced rates in comparison to only six months in 2004.

Partially offset by:

•	Special access revenues increased $1,482, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold in both our ILEC and CLEC territories. In addition, an increase in trunking from cellular carriers and a network reconfiguration from an IXC also added to the revenue increase in this category.

[4]	The Company records and analyzes into three main components the elements that comprise the long distance and access service revenues category. The first category, access revenues, reflects mainly per MOU sensitive access charges, universal service revenues received by the Company and end-user interstate access line charges assessed on customer bills. The second category, special access, reflects the revenues received from high capacity circuits (primarily DS-1s, DS-3s and OC-3s) that are: 1) provided directly to end user customers, both in the Company’s ILEC and CLEC territories; 2) provisioned to other telecommunication carriers for connection to their end-user customers and; 3) provisioned for inter-office trunking and transport and are billed under the special access tariff. The third category, toll, represents amounts billed to end-users for metro-area, intraLATA, interLATA and international toll.

•	Overall toll revenues increased $320. We have continued to be successful in bundling toll in our edge-out markets (in which the number of access lines grew by 9,919), with nearly a 78% subscription rate. Our ability to increase our customer base has been partially offset by continuing pricing pressures from the introduction of aggressively priced flat rate toll packages from VoIP providers and intense pricing competition in the wireless market.

The decrease in telecommunication equipment sales of $289 was mostly due to a decrease in new equipment sales.

Operating Expenses and Net Operating Income

Total operating expenses decreased $1,162, or 1.4%, during 2004. The change was the result of decreases in network and other operating expenses of $575 (1.0%), depreciation and amortization expenses of $87 (0.5%), state and local taxes of $202 (5.3%) and telecommunications equipment expenses of $298 (18.3%).

The decrease in network and other operating expenses of $575, or 1.0%, was primarily due to:

•	Expenses for 2003 including $2,725 in charges associated with a workforce reduction program at our North Pittsburgh subsidiary. The charges consisted of $1,142 in severance and early retirement incentives and $1,583 in non-cash curtailment charges associated with the acceleration of pension and postretirement healthcare obligations.

•	An approximately $770 decrease in the costs of contracted OSS services for 2004 pursuant to a newly negotiated agreement in the third quarter of 2003.

Partially offset by:

•	Increases in direct costs associated with the growth in access lines and access line equivalents. Such direct costs include the fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base.

•	Combined labor and benefit expenses for 2004 increased approximately $600, or 2%, over 2003 (excluding the $2,725 in one-time workforce reduction charges in 2003 discussed above). The 2% increase has reversed the trend of double digit percentage increases in these costs experienced in the past several years. The majority of the increase was due to increases in current benefit expenses (mostly as a result of increases in medical insurance premiums). Payroll expense remained relatively flat, as 2004 included the full year effect of the benefit received from the workforce reduction whereas that program affected only approximately eight months of 2003. That benefit was offset by the effects of the normal year over year wage increases and slight increases in the number of personnel serving our edge-out markets. Aggregate postretirement benefit expenses, as outlined in more detail in Note 6 to the Consolidated Financial Statements included in this Form 10-K, also remained relatively constant for 2004 in comparison to 2003 (excluding the $1,583 in one-time curtailment charges included in the workforce reduction charges in 2003 discussed above). This contrasts with double digit percentage increases in postretirement benefit expenses experienced over the past several years. We have been able to curtail the growth in these expenses due to a decrease in the number of plan eligible participants as a result of the workforce reduction and by making additional contributions, above the minimum required level, into the defined benefit pension plan in both 2003 and 2004. In addition, we have benefited from the strong performance of the assets in the pension plan. For 2005, we expect aggregate postretirement benefit expenses to be consistent with 2004 costs. Although the steps we have taken to curtail the growth in these expenses, as outlined above, will continue to have a positive impact at reducing our expenses in 2005, the decrease in the discount rate used to measure the obligations will result in aggregate expense being relatively constant on a year over year basis.

•	Increases in auditing and accounting expenses of approximately $350 as a result of the continued increases in rules and regulations promulgated by various market governing bodies, most notably the requirements imposed by the Sarbanes-Oxley Act of 2002.

The decrease in consolidated depreciation and amortization expenses of $87, or 0.5%, was the result of the capitalized costs and license fees, which were incurred with the conversion to a Year 2000 compliant OSS approximately six years ago, becoming fully depreciated in December of 2003. This resulted in a $990 decrease in depreciation for that set of assets. Otherwise, depreciation expense for all other assets increased $903 as the depreciable asset base (gross property, plant and equipment) grew 4.6% over the course of the past year.

The decrease in state and local taxes of $202, or 5.3%, was attributable mostly to nominal decreases in payroll taxes and gross receipts tax expense.

The decrease in telecommunication equipment expenses of $298, or 18.3%, was attributable to decreases in the direct costs of goods for equipment sales, as the associated revenues have declined $289 from the prior year. In addition, 2003 contained a write-off of approximately $150 relating to obsolete inventory and spare equipment.

Overall, the increase in total operating revenues of $2,713, coupled with the decrease in total operating expenses of $1,162, resulted in a $3,875, or 16.7%, increase in net operating income in 2004 as compared to 2003.

Other Items

Interest expense decreased during 2004 by $195 due to the continued scheduled pay-down of our Federal Financing Bank (FFB) notes and capital lease obligation.

Interest income increased $204 during 2004 due to higher average invested cash balances as well as a slight increase in the average interest rate received on our temporary investments.

Dividend income increased $561 during 2004 as a result of a $558 increase in the dividend received from the Rural Telephone Bank (RTB). As a result of the prepayment of our RTB notes in December of 2002, we were able during January of 2003 to convert our RTB Class B stock into Class C stock (a class of stock eligible for cash dividends). Because we held the Class C stock for only nine months of the bank’s fiscal year ending in 2003, the dividend we received in the fourth quarter of 2003 was pro-rated. In the fourth quarter of 2004, the dividend we received was for a full twelve-month period. In addition, dividend income from the RTB stock was positively impacted by the dividend rate increasing from 4.2% in 2003 to 6.0% in 2004.

Equity income of affiliated companies increased $2,537 during 2004 due mainly to a $2,593 increase in the amount of income generated from the Company’s limited partner interests in three wireless partnerships. These partnerships, all of which are majority owned and operated by Verizon Wireless, have continued to show strong growth in the number of customers and operating results. We are also benefiting from a reduction in the partnerships’ switching costs which became effective in 2004, which we estimate contributed approximately $900 to the overall increase in 2004 earnings noted above. In addition, for year over year comparative purposes, the 2003 results of operations for the RSA 6(I) partnership were negatively impacted by approximately $200 as a result of the conversion costs incurred with the transition of the majority partnership interest from Alltel Communications to Verizon Wireless during 2003 and higher up-front network investments and customer acquisition costs. While we expect that the earnings of the wireless partnerships will continue to improve during 2005, we do not anticipate the same magnitude of improvement as seen in 2004. Although we will continue to benefit from the aforementioned reduction in switching costs, the incremental impact it had on 2004 earnings is considered non-repetitive in nature (that is, for 2005 comparison purposes, both 2004 and 2005 will contain the lower switching rates).

The changes in sundry expense (net) were not material.

Results of Operations: 2003 vs. 2002

Net income for 2003 was $14,617, or $.97 per share, compared to net income of $12,118, or $.81 per share, for 2002. The increase in net income was attributable to the following factors:

Operating Revenues

Total operating revenues increased $10,580, or 11.1%, during 2003. This increase was the result of increases in local network services revenues of $2,800 (11.9%), long distance and access services revenues of $5,747 (9.6%) and other operating revenues of $2,360 (30.1%), offset partially by decreases in directory advertising, billing and other services revenues of $132 (9.2%) and telecommunication equipment sales of $195 (8.0%).

Increases in local network services revenues of $2,800, or 11.9%, were primarily attributable to the following factors:

•	Local dial tone revenues increased $1,247 during 2003. The increase was partially a result of total access lines (including CLEC) growing by 8,489 lines, or 9.1%, from 93,778 access lines as of December 31, 2002 to 102,267 access lines as of December 31, 2003. More specifically, the total growth was a result of a 10,255 access line increase in our edge-out markets offset partially by a 1,766 access line decrease in our ILEC market. Also contributing to the increase was an approximate $600 increase in local dial tone revenues due to revenue neutral rate re-balancings at North Pittsburgh during 2003, which increased local residential rates and decreased intrastate access rates.

•	Revenues earned from PRIs increased $747 during 2003, mostly as a result of an increase in the number of circuits in our edge-out markets from 301 circuits as of December 31, 2002 to 521 circuits as of December 31, 2003. The majority of this circuit growth in our edge-out markets was the result of winning ISP customers away from the incumbent.

•	Vertical feature revenues (which include revenues from custom calling features such as voicemail, caller ID, call waiting, etc.) increased by $468 during 2003, mostly as a result of the total growth in access lines and a more intensive promotional campaign.

•	Local reciprocal compensation revenues increased by $181 during 2003 in association with the growth in terminating traffic generated by the above mentioned increase in access lines and PRIs.

The increase in long distance and access services revenues of $5,747, or 9.6%, was primarily attributable to the following factors:

•	Access revenues increased $4,822 during 2003 due primarily to an increase in MOUs and end-user interstate access charges generated by the growth in access lines and switched circuits. Access revenues also increased as a result of changes in NECA average schedule settlement formulas in which North Pittsburgh participates. In addition, access revenues for 2003 were favorably impacted by $427 in final inter-carrier settlement adjustments covering a two-year period.

•	Special access revenues increased $254 during 2003, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold.

•	Overall toll revenues increased $653, reversing the trend of the last several years of period over period decreases. We continued to be successful during 2003 in bundling toll in our edge-out markets (in which there was a 10,255 growth in access lines), with nearly a 75% subscription rate. In addition, there was greater price stabilization in the toll market in 2003.

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

The decrease in directory advertising, billing and other services revenues of $132 was mostly attributable to a slight decrease in directory advertising revenues, due to greater competition in a relatively soft advertising market. The decrease in telecommunication equipment sales of $195 was due to lower post-sale support revenues.

Operating Expenses and Net Operating Income

Total operating expenses increased $10,074, or 13.9%, during 2003. The change was the result of increases in network and other operating expenses of $8,587 (17.3%), depreciation and amortization expenses of $1,139 (6.4%) and state and local taxes of $496 (15.1%), offset partially by a minor decrease in telecommunications equipment expenses of $148 (8.3%).

The increase in network and other operating expenses of $8,587, or 17.3%, was primarily due to increases in the direct costs associated with the growth in access lines and access line equivalents. Such direct costs include the fees paid for leasing UNEs in the portions of our edge-out markets that we do not provision over our own facilities, fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base and overall general increases in sales and support areas. In addition to the aforementioned costs, which normally increase as our customer base and network grow, the following costs also contributed to the increase in network and other operating expenses:

•	We recorded $2,725 in charges associated with a workforce reduction program at our North Pittsburgh subsidiary. The charges consisted of $1,142 in severance and early retirement incentives and $1,583 in non-cash curtailment charges associated with the acceleration of pension and postretirement healthcare obligations.

•	Our net periodic benefit costs for our pension plans and other postretirement benefits plans (excluding the curtailment charges mentioned above) increased $1,062 and $334, respectively. The majority of the increase in pension costs was the result of the historically low interest rate environment and overall poor performance of the equity markets from 2000 through 2002 (net periodic benefit costs are calculated at the beginning of a plan year and therefore our expected return on plan assets did not include the above average returns in the equity markets during 2003). The majority of the increase in other postretirement benefits expenses related to increases in our healthcare premiums that factor into the calculation of our ultimate obligations.

•	Our healthcare costs (exclusive of the postretirement healthcare plan costs mentioned above) for current active employees increased approximately $800 during 2003 as a result of sharp increases in premiums over the prior year.

The increase in consolidated depreciation and amortization expenses of $1,139, or 6.4%, was the result of an increase in the depreciable asset base (gross property, plant and equipment) of 4.8% over the course of the past year. Furthermore, a higher ratio of the new additions reflected data centric equipment, which has shorter useful lives than our average depreciable base.

The increase in state and local taxes of $496, or 15.1%, was attributable to increases in a variety of taxes, including the public utility realty tax assessment (PURTA) tax, gross receipts tax, capital stock tax and payroll related taxes.

Overall, the increase in total operating revenues of $10,580, coupled with the increase in total operating expenses of $10,074, resulted in a $506, or 2.2%, increase in net operating income in 2003 as compared to 2002.

Other Items

Interest expense decreased $1,864 during 2003 due to the prepayment of our RTB notes in December of 2002 and the continued scheduled pay-down of our remaining FFB notes. In addition, during the fourth quarter of 2002, we incurred a $510 charge associated with the accelerated amortization of debt issuance costs related to the RTB debt prepayment.

Interest income decreased $328 during 2003 due to lower average temporary investment balances during the year, as a result of the RTB debt prepayment, as well as the general decrease in short-term money market rates for temporary investments.

Equity income of affiliated companies increased $276 during 2003 due to an increase in the amount of income generated from our investments in three wireless partnerships and in Boulevard. The growth rate in this category was lower than in prior years, partially due to a $218 decrease in equity income from our RSA 6(I) partnership during 2003. This decrease was a result of conversion costs incurred with the transition of the majority partnership interest from Alltel Communications to Verizon Wireless during 2003, increases in network investments and much higher customer growth in the last two quarters, which resulted in temporary decreases in income due to higher up-front customer acquisition costs, such as equipment subsidies and commissions.

Dividend income increased $604 during 2003 primarily due to the receipt of $601 in dividends from the RTB. As a result of the prepayment of the RTB notes in December of 2002, we were able during January of 2003 to convert our RTB Class B stock into Class C stock (a class of stock eligible for cash dividends). As we held the Class C stock for nine months of the RTB’s twelve-month fiscal year, we received a pro-rated cash dividend of $601 in the fourth quarter of 2003.

The $1,312 change in sundry expense (net) was due primarily to $1,220 of costs expended by the Company in 2002 exploring strategic alternatives and business arrangements which were not incurred in 2003. In addition, 2002 included an investment loss of $140 associated with the other-than-temporary decline in value of several equity securities.

Liquidity and Capital Resources

	December 31, 2004	December 31, 2003
Cash and temporary investments	$42,569	$32,026
Working capital	$39,157	$31,497
Long-term debt (including current maturities)	$24,682	$27,767

Cash and temporary investments were $42,569 at December 31, 2004 as compared to $32,026 at December 31, 2003. The increase was a result of operating cash flows exceeding investment and financing requirements. Cash flows from operations were $34,091 for 2004, a $3,176 increase from 2003. Cash flows from operations were positively impacted by an increase in net income during 2004 as well as by the fact that the prior year period included $1,076 in pre-tax ($629 in after tax) cash severance and early retirement incentives. In addition, contributions into the Company’s defined benefit pension plan were $491 lower in 2004 as compared to 2003.

Cash flows used for investing activities were $8,738 for 2004, a $1,889 increase from 2003. The increase was primarily the result of a $2,713 increase in capital additions, as 2004 included investments in equipment for our next generation of broadband products (including multi-megabit offerings), investments in network equipment for our planned VoIP product, an increase in purchases for fleet vehicles and expenditures for several building renovations. The increase in cash outflows for capital additions was partially offset by an $825 increase in net proceeds received from our wireless partnerships.

We expended $14,810 during 2004 for financing activities, which included cash dividends and the scheduled repayments of debt and capital lease obligations. The amount was $526 higher than the prior year period, mostly as a result of a $450 increase in dividends paid pursuant to the Company raising by $.01 per share the dividend it declared payable during the last three quarters of 2004.

Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, dividend payment dates and other predictable cash needs. We expect to continue the investment of such excess funds throughout 2005, which should enable us to meet all short-term obligations.

Working capital levels at December 31, 2004 increased $7,660 from December 31, 2003, mostly due to the continued generation of cash flows from operations, which contributed to a $10,543 increase in cash and temporary investments (as discussed above).

The decrease in long-term debt was a result of scheduled principal repayments of $3,085 in 2004. We funded 100% of our 2004 expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the RUS in the maximum principal amount of $75,000. The total amount outstanding at December 31, 2004 to the FFB under this loan was $24,682, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of December 31, 2004 was $34,764. North Pittsburgh can draw against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of December 31, 2004, North Pittsburgh had approximately $3,999 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $97,784, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or make any other distributions to its shareholder, or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $4,595 of North Pittsburgh’s retained earnings was available for dividends and other distributions to the Registrant as of December 31, 2004. Taking into consideration these North Pittsburgh restrictions, approximately $50,093 of our consolidated retained earnings was available for dividends and other distributions to our shareholders as of December 31, 2004.

North Pittsburgh also has available through June of 2009 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1-1/2%. No borrowings have been taken against the line of credit and there are no commitment fees associated with it.

The following table discloses aggregate information about our contractual obligations and purchase commitments as of December 31, 2004:

	Payments Due by Period
Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$24,682	$3,085	$6,170	$6,170	$9,257
Interest on long-term debt	5,528	1,284	2,062	1,391	791
Capital lease obligations (1)	7,268	1,564	2,559	2,542	603
Operating lease obligations	1,621	342	666	595	18
Operational support systems obligations (2)	10,430	2,300	5,285	2,590	255
Purchase obligations (3)	3,361	2,326	524	130	381

Total cash obligations	$52,890	$10,901	$17,266	$13,418	$11,305

(1)	Represents total minimum lease commitments (interest and executory costs are included).

(2)	We have entered into two contracts to outsource the majority of our operational support systems. The first contract, which is effective through August of 2008, has terms that make it non-cancelable by the Company through March of 2006. After that date, we have the right to cancel the contract but must pay a termination fee as defined in the contract. A second contract was entered into in August of 2004 and is effective for a period of five years after the commencement of the processing of the first billing cycle (we estimate the first billing cycle will occur in July of 2005, which would make the contract effective through June of 2010). Should we terminate the contract prior to the expiration of the term, we will be liable for minimum monthly usage payments as defined in the contract for the remaining term of the contract. The figures presented in the table are estimates, due to the fact that a portion of the fee relating to billing services is variable, as it is partially calculated based on the number of service accounts, as well as the fact that the term of the second agreement is contingent upon our final implementation and commencement of billing.

(3)	The purchase obligations category represents various contractual arrangements and purchase commitments that we enter into in the ordinary course of business. These obligations include purchase orders for capital expenditure plans, network maintenance contracts, multi-year contracts for Internet backbone services and company advertising sponsorships.

We expect cash flows provided by operating activities and cash reserves over the next twelve months to be sufficient to service long-term debt and capital lease obligations, to pay dividends and to finance all capital projects. We currently expect a capital expenditure program for 2005 in the range of $13,000 to $14,000. We expect to continue to have the necessary cash flows from operations and cash reserves to internally finance 100% of our projected capital expenditures. However, due to the low cost financing available through the RUS for qualified North Pittsburgh capital expenditures, we may request advancements from the RUS facility in the future.

Critical Accounting Policies

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or complex judgments. These policies are as follows:

Revenue Recognition

Revenues are recognized when local network, long distance, and access services are provided. Local service, intrastate long distance and intrastate access service revenues are subject to the jurisdiction of the PA PUC. Revenues from equipment sales are recorded after equipment has been installed and accepted by the customer. Directory advertising revenues are recognized ratably over the period related to the directory publication.

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

Pension and Other Postretirement Benefits

We calculate the costs of providing retiree benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87 and SFAS No. 106. The key assumptions used in making these calculations are disclosed in Note 6 to our consolidated financial statements included in this Form 10-K. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plan, which is influenced by the historical performance of plan assets, asset allocation and other third-party studies. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

The judgments used in applying the above policies are based on our evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates.

WorldCom Bankruptcy

On July 21, 2002, WorldCom petitioned the U.S. Bankruptcy Court for the Southern District of New York for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. During 2002, we realized reductions in revenue of $571 as a result of the write-off of pre-petition amounts owed by WorldCom to Penn Telecom ($66) and to North Pittsburgh ($505) for intrastate services. For interstate services, North Pittsburgh was able to submit and recover from the NECA pool the majority of the $658 of uncollectible pre-petition receivables owed by WorldCom.

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

Regulatory Environment

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

Federal Regulatory Matters

The FCC regulates the rates, the system of financial accounts for reporting purposes, rules for interconnection with other carriers, universal service funding, certain aspects of service quality, the use of numbering resources, compliance with the Communications Assistance for Law Enforcement Act (CALEA), and other aspects related to North Pittsburgh’s and Penn Telecom’s provision of interstate services.

FCC Interconnection Rules

In 1996, Congress passed the 1996 Act, which has the goal of opening the telecommunications industry to further competition for all services, including the local exchange market. The 1996 Act prohibits state legislative or regulatory restrictions or barriers to entry regarding the provision of local telephone service. It also requires most ILECs to interconnect with the networks of other telecommunications carriers, unbundle their services into network elements, offer their telecommunications services at wholesale rates in order to permit the resale of such services and allow other telecommunications carriers to locate equipment on their premises. Local exchange telephone carriers are also required to compensate each other for the transport and termination of calls. The FCC has issued a number of Rulemakings that continue to implement the requirements of the 1996 Act and are intended to facilitate the resale of services at wholesale rates and provide for local number portability (LNP), dialing parity, interconnection to any requesting carrier and access to network elements.

North Pittsburgh’s wireline operations are considered Rural under the 1996 Act and are exempt from certain of the foregoing obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. More specifically, pursuant to the rural exemption provision of Section 251(f)(1) of the 1996 Act, North Pittsburgh is currently exempted from offering collocation, UNEs, wholesale discounts and certain other requirements of the 1996 Act which originally pertained to non-rural ILECs. However, upon a petition by a potential competitor, the PA PUC may grant the removal of North Pittsburgh’s rural exemption if it finds that the competitor’s proposal is not unduly economically burdensome to North Pittsburgh, is technically feasible and is consistent with the universal service provisions of the 1996 Act. In addition, the burden of proof in such a proceeding rests with the competitor. The rural exemption does not, however, prevent facilities based competition in North Pittsburgh’s service area.

In March of 2003, North Pittsburgh received a request from a CLEC to negotiate an interconnection agreement. Accompanying the request for interconnection by the CLEC was a request for LNP. As a result of that request, North Pittsburgh implemented LNP capability in November of 2003. North Pittsburgh is still in negotiations with the requesting CLEC, along with others who have requested interconnection since, with regard to final agreements.

The North Pittsburgh implementation of LNP capability coincided with the FCC’s ordered deadline for certain ILECs, including North Pittsburgh, to implement wireline to wireless LNP by November 24, 2003. On January 19, 2004, the FCC extended the November 24, 2003 deadline until May 24, 2004 for certain rural local exchange carriers. However, because North Pittsburgh was already LNP capable, this extension did not apply to North Pittsburgh. The FCC’s Order regarding wireline to wireless LNP was challenged in court and, on March 11, 2005, the Court of Appeals issued its ruling. Under that ruling, North Pittsburgh and Penn Telecom will be required to provide wireline to wireless LNP once the FCC prepares and publishes a regulatory flexibility analysis in regard to small businesses. Wireline to wireless LNP, when fully implemented, may cause both North Pittsburgh and Penn Telecom to experience some loss of customers and the associated revenues, as customers will be able to migrate from wireline service to wireless service and still retain their current telephone numbers.

Triennial Review Order

On February 20, 2003, the FCC issued its TRO regarding the 1996 Act. In that decision, the FCC eliminated unbundling requirements for ILECs in regard to broadband services provided over fiber facilities but continued to require unbundled access to mass-market narrowband loops. In addition, ILECs were not required to unbundle packet switching services. The FCC further found that the high frequency portion of the loop, also referred to as line sharing, was no longer required to be provided as a UNE and would therefore be phased out over three years. Additionally, the FCC found that ILECs would no longer have to offer the local switching UNE to CLECs for business customers served by high-capacity loops. The states had 90 days to rebut this finding. For mass market customers served by narrowband loops, the FCC set out specific criteria that states shall apply to determine if switching should no longer be available as an UNE. Upon a state ruling eliminating switching as an UNE for mass market customers, the FCC set forth a three-year period for carriers to transition off UNE-P, which is a service that bundles UNE switching with other UNEs such as UNE loop to provide the entire local service platform.

On March 2, 2004, the U. S. Court of Appeals for the District of Columbia issued a decision in response to a number of court appeals filed in regard to the FCC’s TRO. In that ruling, the court upheld the FCC’s rules in regard to their conclusion that ILECs need not unbundle broadband loops provided through the utilization of new technologies such as hybrid fiber/coaxial cable and fiber-to-the-home. Subsequent FCC orders have also relieved incumbents of the unbundling requirements for fiber-to-the-curb loops, where fiber is extended to within 500 feet of a customer premises. The court also agreed with the FCC that ILECs need not provide line sharing. However, the court vacated and remanded a number of FCC rules regarding the FCC’s finding that CLECs were impaired without access to certain network elements such as local switching. In addition, the court vacated the FCC’s decision to delegate to the state commissions determinations related to mass-market switching and dedicated transport elements.

On February 4, 2005, the FCC released its Order on Remand, setting forth the final rules regarding the unbundling obligations of the ILECs in response to the Appeals Court Decision. The FCC’s revised UNE rules detailed the following changes:

•	CLECs are not impaired without unbundled access to the UNE-P combination comprised of Local Switching and UNE Loop, or Shared Transport Call Related Databases, or Signaling Networks used in connection with Local Switching.

•	CLECs are not impaired without unbundled access to DS-1 Loops in any location served by a Wire Center with at least 60,000 Business Lines and four Fiber-Based Collocators.

•	CLECs are not impaired without unbundled access to DS-3 Loops in any location served by a Wire Center with at least 38,000 Business Lines and four Fiber-Based Collocators.

•	CLECs are not impaired without unbundled access to Dark Fiber Loops.

•	CLECs are not impaired without unbundled access to Dedicated DS-1 Interoffice Transport on routes connecting a pair of Wire Centers, where both Wire Centers contain at least four Fiber-Based Collocators or at least 38,000 Business Lines.

•	CLECs are not impaired without unbundled access to Dedicated DS-3 or Dark Fiber Interoffice Transport on routes connecting a pair of Wire Centers, each of which contains at least three Fiber-Based Collocators or at least 24,000 Business Lines.

The FCC also set forth regulations that establish a mandatory transition plan to facilitate the transition by CLECs from UNEs to alternative arrangements over either a twelve- or eighteen-month period depending on the UNE being eliminated. At the end of the transition plan, the CLEC must have alternative facilities of its own, or an alternative arrangement with the ILEC under either a tariff or commercial agreement.

On February 10, 2005, Verizon Pennsylvania, Inc. notified Penn Telecom regarding its implementation plan of the FCC Order on Remand. At the same time, Verizon also petitioned the PA PUC to institute an arbitration proceeding regarding amendments to interconnection agreements that it has with CLECs and CMRS providers.

While the FCC Remand Order was clear in regard to which unbundled elements are no longer required to be provided by ILECs, the definitions relating to the criteria for when a particular UNE is no longer required to be offered are still at issue and should be addressed in the arbitration proceeding.

On February 14, 2005, a number of parties filed a supplementary petition with the U.S. Court of Appeals for the District of Columbia, again seeking a writ of mandamus to compel the FCC to follow the Court’s previous directive in its earlier remand decision. Those parties filing the petition claim that the final FCC rules are still flawed and not in compliance with the Court’s decision. Action by the Court is still pending.

We believe that the outcome of the final FCC rules regarding the unbundling rules, if not overturned, will have no immediate impact on our ILEC operations, because we are not required to offer UNEs to competitors as long as we retain our rural exemption. In regard to our CLEC operations, because we do not currently utilize line sharing and utilize our own switching for business customers which are served by high-capacity loops, the elimination of these network elements will have no effect on our operations or revenues from our existing customer base.

With regard to the elimination of UNE-P, we currently provision 8% of our CLEC access lines (or 3% of our consolidated access lines) utilizing UNE-P. Although costs for UNE-P loops will increase over time as the rates migrate to higher tariff rates, or commercially negotiated rates, our relatively low use of UNE-P and the ability to migrate some of the lines to alternative provisioning methodologies will limit the overall impact on our current cost structure. Based on our interpretation of the rules concerning access to unbundled high capacity loops, interoffice transport facilities and dark fiber, we believe we will experience moderate increases in the overall cost to provision such loops and facilities during 2005 as a result of the FCC’s Order on Remand. We caution, however, that although the FCC’s Order on Remand defines impairment of such circuits based on a review of the number of business lines and fiber based collocators in a serving wiring center, the practical definitions of what constitutes a business line or fiber based collocator have yet to be decided.

In a separate matter, the PA PUC, which has the authority to set rates and terms for interconnection between carriers within the guidelines ordered by the FCC, has recently revised many of Verizon’s unbundled rates for loops as well as high capacity circuits. Although the revised rates reflect a mixture of both increases and decreases, based on the specific types of circuits and markets in which we operate, we should experience in 2005 an overall decrease in the average costs to provision our CLEC access lines as a result of the PA PUC action. The positive impact of the PA PUC revisions to Verizon’s rates should mitigate the negative impacts of the FCC’s Order on Remand, with potential slight decreases in the overall cost to provision access lines in our edge-out markets experienced for 2005. We caution, however, that Verizon has challenged the PA PUC’s revisions to Verizon’s rates in Federal court.

Intercarrier Compensation and Universal Service

On February 10, 2005, the FCC issued a Further Notice of Proposed Rulemaking (FNPRM) in regard to the rules governing intercarrier compensation for the various types of traffic exchanged by telecommunications carriers. Under the current rules, rates charged for traffic vary by the type and/or the jurisdiction of the traffic. The FCC is considering replacing the current system of payments with a uniform regime where all types of traffic are compensated at a unitary rate. In that proceeding the FCC is seeking comment on seven comprehensive reform proposals that have been submitted to the FCC from industry participants and other interested parties. The FCC’s goal is to put in place an intercarrier compensation mechanism that encourages the development of efficient competition, preserves universal service support which ensures affordable rates in rural and high cost areas, that is technologically and competitively neutral and that minimizes regulatory intervention and enforcement and relies on commercially negotiated contracts rather than rules and regulations. Both North Pittsburgh and Penn Telecom receive a large percentage of their revenues from intercarrier compensation payments, and the outcome of this proceeding therefore may have a large impact on their revenue streams. In addition, because universal service funding will be affected by any change in the current intercarrier compensation system, North Pittsburgh’s universal service funding from both the interstate and intrastate jurisdictions may be affected by the outcome of this proceeding.

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

While these two FCC rulings have addressed the applicability of access charges in regard to specific services that utilize IP to provide voice or toll calling services, various questions regarding the full scope of regulations that will apply to VoIP services in general are still unresolved and will be addressed in the VoIP NPRM. The outcome of this NPRM proceeding will affect North Pittsburgh and Penn Telecom because 1) VoIP services compete directly with the local and toll service offerings of North Pittsburgh and Penn Telecom, and 2) both North Pittsburgh and Penn Telecom receive a portion of their revenues from access charges, the applicability of which to various forms of IP traffic is being reviewed in the NPRM. As the outcome of this proceeding is unknown at this time, we are unable to determine the effect such action may have on our operations and revenues.

On December 20, 2003, Level 3 Communications, LLC, filed with the FCC a petition requesting that the FCC forbear from applying switched access charges to IP calls that utilize the PSTN. If the petition were approved, then VoIP traffic would presumably be settled at the lower local interconnection rate. While it is unclear whether the FCC is legally permitted to grant the petition, should it do so both North Pittsburgh and Penn Telecom would be affected by such a decision. If the petition were to be granted, we believe that initially there would be a minimal impact on North Pittsburgh’s and Penn Telecom’s services. However, as the number of VoIP providers grows and the amount of VoIP traffic increases, access revenues would decline over a period of time. The FCC must act on the petition by March 22, 2005 or it will be deemed approved. It is expected that the FCC will take action before that date.

In February of 2002, the FCC also issued a FNPRM regarding the possible reformation of the system for assessing and recovering Universal Service Fund (USF) monies. In that proceeding, the FCC has asked for comment on whether it should assess carrier contributions based on the number and capacity of connections that contributing carriers provide to customers, rather than on the current method, which is based on the interstate revenues they earn. Should the FCC reform the current system for assessing and recovering USF monies, North Pittsburgh, Penn Telecom and Pinnatech would be affected by the change. Because the outcome of this proposal is unknown at this time, we are unable to determine the effect such action may have on our operations and revenues.

Other Federal Regulatory Matters

In February of 2002, the FCC issued a NPRM regarding the possible classification of wireline broadband Internet access as an information service rather than a telecommunications service. Should the FCC adopt this proposed rule, it may cause network based broadband offerings such as DSL services to be more lightly regulated by the FCC. In this NPRM, the FCC also asked whether it should extend USF requirements to not only facilities based wireline Broadband Internet Service Providers (BISPs) but also wireless, cable TV and satellite BISPs. Should the FCC extend a USF contribution requirement to all BISPs, North Pittsburgh, Penn Telecom and Pinnatech would be affected. Because the outcome of this proceeding is unknown at this time, we are unable to determine the effect such action may have on our operations and revenues.

State Regulatory Matters

The PA PUC regulates the rates, the system of financial accounts for reporting purposes, certain aspects of service quality, billing procedures, universal service funding and other aspects related to North Pittsburgh’s and Penn Telecom’s provision of intrastate services. In addition, the PA PUC sets the rates and terms for interconnection between carriers within the guidelines ordered by the FCC.

Price Regulation

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

That Chapter 30 legislation, which enabled North Pittsburgh to operate under an alternative price-cap form of regulation, expired due to legislative sunset provisions on December 31, 2003. Thereafter, the PA PUC on January 22, 2004 issued a Statement of Policy concluding that under the Pennsylvania Public Utility Code, as then in effect, the approved Chapter 30 alternative plans of regulation for all ILECs operating in Pennsylvania would remain in effect and would be fully enforceable in all respects upon the ILECs after the sunset date of December 31, 2003.

On November 30, 2004, Act 183 was signed into law in Pennsylvania. Act 183 implemented new Chapter 30 legislation, which continued many aspects of the former Chapter 30 provision but also added some additional options for ILECs in regard to alternative regulation. Under the new Chapter 30, ILECs may commit to accelerate the deployment of broadband service capability to their entire service area and in exchange receive a reduction in, or elimination of, the productivity offset in their price index formula.

On February 25, 2005 North Pittsburgh filed an Amended Alternative Form of Regulation and Network Modernization Plan with the PA PUC pursuant to Act 183. In that filing, in addition to modifying its prior Chapter 30 Plan to comport with the new statute, North Pittsburgh committed to accelerate its deployment of a ubiquitous broadband network throughout its entire service area from the previous commitment date of December 31, 2015 to December 31, 2008. In return for making this commitment, North Pittsburgh will no longer be impacted by a productivity offset when calculating the Price Stability Index component of its annual price stability mechanism filing. North Pittsburgh will also not have to contribute to certain new public policy funding obligations that were instituted as part of Act 183. The PA PUC is expected to act on North Pittsburgh’s amended plan by the end of the second quarter of 2005. If the PA PUC fails to act within 100 days of the filing date, the amended plan is deemed approved.

Other State Regulatory Matters

In addition to the PA PUC’s revision of Verizon’s unbundled rates previously discussed under the Triennial Review Order heading, there is another recent PA PUC proceeding which could impact North Pittsburgh and Penn Telecom. On December 16, 2004, the PA PUC adopted an Order instituting an investigation regarding the intrastate access charges and intraLATA toll rates of rural carriers in Pennsylvania, and the effect on those charges and rates if the PA PUC were to reduce disbursements from the Pennsylvania USF to the rural carriers or if it were to broaden the base of contributors to include carriers that do not currently pay into the fund. The proceeding will also address the ramifications of recent changes to the Pennsylvania Public Utility Code that affect access rate setting for both rural LECs and CLECs. Under the changes to the Public Utility Code, the PA PUC may not require a LEC to reduce intrastate access rates except on a revenue neutral basis. The new statute also sets limits on a CLEC’s ability to charge intrastate access rates higher than the ILECs in the area in which they are offering service. The procedures regarding the PA PUC’s implementation of these rate setting limitations will be determined in this proceeding. This proceeding may affect both North Pittsburgh’s and Penn Telecom’s ability to set access charge rates. The proceeding also may affect the amount of funding that North Pittsburgh receives from the Pennsylvania USF and the amounts that North Pittsburgh and Penn Telecom contribute to that fund. The outcome of this proceeding is unknown at this time, so we are unable to determine the impact the proceeding may have on the revenues of North Pittsburgh and Penn Telecom.

Transactions with Related Parties

In 1998, we entered into an agreement to outsource certain data processing functions to a third party processor (Processor), which is a member of the Armstrong Group. We are related to the Armstrong Group by a common shareholder and director. Payments to the Processor under this agreement were $2,613, $3,569 and $3,689 in 2004, 2003 and 2002, respectively. During 2004, 2003 and 2002, we paid approximately $224, $253 and $634, respectively, to the law firms of two members of the Board of Directors for various legal services. As of December 31, 2004, we had amounts of $438 and $58 outstanding to the Processor and law firms, respectively. As of December 31, 2003, we had amounts of $308 and $41 outstanding to the Processor and law firms, respectively.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard, a competitive access provider jointly owned by us and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $26, $53 and $27, and total expenses incurred from receiving services from Boulevard were approximately $191, $275 and $217, for 2004, 2003 and 2002, respectively. We also provide, in the ordinary course of business, telecommunication and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $98, $140 and $264 for 2004, 2003 and 2002, respectively. The amounts outstanding from and/or due Boulevard and the companies in the Armstrong Group were negligible as of December 31, 2004 and 2003.

Regulatory Assets

We do not believe that we have any significant regulatory assets or liabilities under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. Historically, we have monitored closely the economic lives of plant in service and have adjusted depreciable lives as necessary to conform to generally accepted accounting principles.

Accounting Changes and Recent Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. The pronouncement was effective for our fiscal year beginning January 1, 2002. As of

December 31, 2004, we had a net book value of $561 in equity method goodwill (recorded under “Investments”) as the result of the purchase of an additional interest in the Pennsylvania RSA 6(II) Limited Partnership in September of 2000. SFAS No. 142 discontinues the amortization of equity method goodwill and prescribes that we continue to test for impairment in accordance with Accounting Principles Board (APB) Opinion 18. We noted no impairment during our review of the equity method goodwill and associated investment during 2004, 2003 and 2002. As the annual amortization of the goodwill before the adoption of SFAS No. 142 was only $30, the cessation of the amortization did not have a material impact on our consolidated financial statements.

In June of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that we record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We would also record a corresponding asset associated with the retirement obligation that is depreciated over the life of the original asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial statements.

The FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, in January 2003 and amended the Interpretation in December 2003. A variable interest entity (VIE) is an entity in which its voting equity investors lack the characteristics of having a controlling financial interest or where the existing capital at risk is insufficient to permit the entity to finance the activities without receiving additional financial support from other parties. FIN 46 requires the consolidation of entities, which are determined to be VIEs when the reporting company determines itself to be the primary beneficiary (the entity that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both). The amended Interpretation was effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of special purpose entities for which the statement was effective for periods ending after December 15, 2003. We have completed a review of our partnership investments and have determined that those entities do not qualify as VIEs.

In December 2003, the FASB issued SFAS No. 132 (revised), “Employers’ Disclosures about Pensions and other Postretirement Benefits”. SFAS 132 (revised) prescribes employers’ disclosures about pension and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The new annual disclosure requirements became effective in part for our year ended December 31, 2003 and in their entirety for our year ended December 31, 2004. Our disclosures in Note 6 to our consolidated financial statements incorporate the requirements of SFAS No. 132 (revised).

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on the accounting for the effects of the new Medicare prescription drug benefit available to employers who sponsor postretirement health care plans that provide a benefit that is at least actuarially equivalent to the drug benefit provided under Medicare Part D. FSP 106-2 is effective for the first interim period beginning after June 15, 2004. The Company’s current accumulated projected benefit obligation and net periodic postretirement benefit cost do not reflect any amount associated with the federal subsidy provided by that Act. Medical coverage, including prescription drug benefits, provided by the North Pittsburgh postretirement benefit plan ceases when the retiree becomes Medicare eligible (currently age 65). The adoption of FSP 106-2 is not expected to impact the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
(Amounts in Thousands)

Our limited exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We primarily enter into debt obligations to support capital expenditures. We currently have no cash flow exposure due to rate changes for long-term debt obligations, as all our long-term debt obligations contain fixed rates. As of December 31, 2004, we had debt obligations of $24,682 with an average interest rate of 5.46% and maturity dates of December 31, 2012. Based on borrowing rates currently available for loans with similar terms and maturities, the estimated fair value of our long-term debt as of December 31, 2004 was $23,566. Our only exposure to market risk for changes in interest rates would be in the event that we prepay our debt, at which time a debt premium or discount would be calculated based on current RUS borrowing rates.

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

During the two most recent fiscal years, there has been neither a change of accountants nor a disagreement with accountants on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

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

As permitted by the Order of the Securities and Exchange Commission promulgated on November 30, 2004 in Securities and Exchange Act of 1934 Release No. 50754, management’s annual report on internal control over financial reporting and the related attestation report of the Company’s independent registered public accounting firm are not included in or filed with this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

and

Item 11.	Executive Compensation

and

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

and

Item 13.	Certain Relationships and Related Transactions

and

Item 14.	Principal Accountant Fees and Services

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents of the Registrant and its subsidiaries are filed as part of this report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Condensed Financial Information of Registrant for the years ended December 31, 2004, 2003 and 2002

Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2004, 2003 and 2002

All schedules other than those listed above have been omitted because the information either is not required or is set forth in the financial statements or notes thereto.

3.	Exhibits – Exhibit Index for Annual Reports on Form 10-K

Exhibit No.	Subject	Applicability
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

(3)(i)	Articles of Incorporation	Provided in Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and Incorporated Herein by Reference

(3)(ii)	Amended and Restated By-Laws	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and Incorporated Herein by Reference

(4)	Instruments defining the rights of security holders including indentures

	(a) Agreement of Reorganization and Plan of Merger	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference

	(b) Rights Agreements dated as of September 25, 2003	Provided as Exhibit 1 to the Registration of Certain Classes of Securities on Form 8-A filed on October 3, 2003 and Incorporated Herein by Reference

(9)	Voting trust agreement	Not applicable

(10)	Material contracts

	(a) Amended and Restated Executive Employment Agreement	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Incorporated Herein by Reference.

	(b) Executive Retention Payment Program Agreement	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

	(c) Extension of Amended and Restated Executive Employment Agreement and Retention Payment Program	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

(11)	Statement re computation of per share earnings	Attached Hereto

(12)	Statement re computation of ratios	Not Applicable

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders	Not Applicable

(14)	Code of Ethics	Posted on the Company’s website (www.northpittsburgh.com)

(16)	Letter re change in certifying accountant	Not Applicable

(18)	Letter re change in accounting principles	Not Applicable

(21)	Subsidiaries of the Registrant	Attached Hereto

(22)	Published report regarding matters submitted to vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of attorney	Not Applicable

Exhibit No.	Subject	Applicability

(31.1)	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31.2)	Certification of Vice President, Treasurer and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.1)	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.2)	Certification of Vice President, Treasurer and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(33)	Report on assessment of compliance with servicing criteria for asset-backed securities	Not Applicable

(34)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not Applicable

(35)	Servicer compliance statement	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2005	NORTH PITTSBURGH SYSTEMS, INC.

	By:	/s/ Allen P. Kimble
Allen P. Kimble Vice President, Treasurer and Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry R. Brown Harry R. Brown	Director, President and Chief Executive Officer	March 16, 2005

/s/ Allen P. Kimble Allen P. Kimble	Director, Vice President, Treasurer and Chief Financial and Accounting Officer	March 16, 2005

/s/ Charles E. Cole Charles E. Cole	Director	March 16, 2005

/s/ Frederick J. Crowley Frederick J. Crowley	Director	March 16, 2005

/s/ Stephen G. Kraskin Stephen G. Kraskin	Director	March 16, 2005

/s/ David E. Nelsen David E. Nelsen	Director	March 16, 2005

/s/ Jay L. Sedwick Jay L. Sedwick	Director	March 16, 2005

/s/ Charles E. Thomas, Jr. Charles E. Thomas, Jr.	Director and Chairman of the Board of Directors	March 16, 2005

NORTH PITTSBURGH SYSTEMS, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

and Schedules (Form 10-K)

December 31, 2004, 2003, and 2002

(With Report of Independent Registered Public

Accounting Firm Thereon)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Pittsburgh Systems, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG, LLP

Pittsburgh, Pennsylvania

March 4, 2005

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

(Amounts in thousands)

	2004	2003
Assets
Current assets:
Cash and temporary investments	$42,569	32,026
Marketable securities available for sale (note 2)	487	473
Accounts receivable:
Customers, net of allowance for doubtful accounts of $565 and $686 in 2004 and 2003, respectively	5,320	6,015
Access service settlements and other	7,027	7,455
Unbilled revenues	591	630
Prepaid expenses	748	886
Inventories	1,539	1,535
Deferred income taxes (note 7)	1,199	1,545

Total current assets	59,480	50,565
Property, plant, and equipment (note 4):
Land	475	475
Buildings	14,107	13,772
Equipment	200,484	191,135
Assets held under capital lease (note 5)	10,498	10,363

	225,564	215,745
Less accumulated depreciation and amortization	148,730	132,133

	76,834	83,612
Construction-in-progress	3,212	2,174

Total property, plant, and equipment, net	80,046	85,786

Investments (note 3)	13,902	12,858
Intangible asset (note 6)	824	758
Other assets	1,248	1,288

Total assets	$155,500	151,255

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

(Amounts in thousands)

	2004	2003
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt (note 4)	$3,085	3,085
Obligation under capital lease (note 5)	1,086	1,072
Accounts payable	6,322	5,436
Advance billings	1,714	1,597
Dividend payable	2,701	2,551
Other accrued liabilities	3,702	3,689
Federal and state income taxes (note 7)	1,713	1,638

Total current liabilities	20,323	19,068

Long-term debt (note 4)	21,597	24,682
Obligation under capital lease (note 5)	4,588	5,539
Deferred income taxes (note 7)	8,490	10,028
Accrued pension and postretirement benefits (note 6)	13,038	12,207
Other liabilities	603	579

Total liabilities	68,639	72,103

Shareholders’ equity:
Capital stock: authorized 50,000 shares:
Common stock, par value $0.15625; issued 15,040 shares and outstanding 15,005 shares (note 8)	2,350	2,350
Preferred stock, par value $1.00; none issued (note 8)	—	—
Capital in excess of par value	2,215	2,215
Retained earnings (note 4)	84,827	76,671
Less cost of treasury stock (35 shares) (note 8)	(508)	(508)
Accumulated other comprehensive loss (notes 2, 6, and 7)	(2,023)	(1,576)

Total shareholders’ equity	86,861	79,152

Total liabilities and shareholders’ equity	$155,500	151,255

See accompanying notes to consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except per share data)

	2004	2003	2002
Operating revenues:
Local network services	$28,795	26,386	23,586
Long distance and access services	65,023	65,597	59,850
Directory advertising, billing, and other services	1,391	1,310	1,442
Telecommunication equipment sales	1,964	2,253	2,448
Other operating revenues	11,296	10,210	7,850

Total operating revenues	108,469	105,756	95,176

Operating expenses:
Network and other operating expenses (exclusive of depreciation and amortization shown separately below) (note 10)	57,509	58,084	49,497
Depreciation and amortization (note 1)	18,915	19,002	17,863
State and local taxes	3,588	3,790	3,294
Telecommunication equipment expenses	1,329	1,627	1,775

Total operating expenses	81,341	82,503	72,429

Net operating income	27,128	23,253	22,747

Other income (expense), net:
Interest expense	(1,931)	(2,126)	(3,990)
Interest income	406	202	530
Dividend income	1,171	610	6
Equity income of affiliated companies (note 3)	5,622	3,085	2,809
Sundry expense, net	(132)	(153)	(1,465)

Total other income (expense), net	5,136	1,618	(2,110)

Income before income taxes	32,264	24,871	20,637

Provision for income taxes (note 7)	13,304	10,254	8,519

Net income	$18,960	14,617	12,118

Weighted average common shares outstanding	15,005	15,005	15,005

Basic and diluted earnings per share	$1.26	0.97	0.81
Dividends per share	$0.72	0.68	0.68

See accompanying notes to consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands)

	Common stock	Capital in excess of par value	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balances at December 31, 2001	$2,350	2,215	70,342	(508)	(57)	74,342
Comprehensive income:
Net income			12,118			12,118
Other comprehensive income:
Unrealized holding gains (losses) arising during the period					(56)
Less reclassification adjustments for net losses included in net income					84

Net unrealized change in investment securities, net of tax effect of $19					28	28
Minimum pension liability adjustment, net of tax effect of $(988)					(1,393)	(1,393)

Comprehensive income						10,753
Dividends declared on common stock			(10,203)			(10,203)

Balances at December 31, 2002	2,350	2,215	72,257	(508)	(1,422)	74,892
Comprehensive income:
Net income			14,617			14,617
Other comprehensive income:
Unrealized holding gains (losses) arising during the period					65
Less reclassification adjustments for net losses included in net income					—

Net unrealized change in investment securities, net of tax effect of $47					65	65
Minimum pension liability adjustment, net of tax effect of $(155)					(219)	(219)

Comprehensive income						14,463
Dividends declared on common stock			(10,203)			(10,203)

Balances at December 31, 2003	2,350	2,215	76,671	(508)	(1,576)	79,152
Comprehensive income:
Net income			18,960			18,960
Other comprehensive income:
Unrealized holding gains (losses) arising during the period					8
Less reclassification adjustments for net gains included in net income					(6)

Net unrealized change in investment securities, net of tax effect of $1					2	2
Minimum pension liability adjustment, net of tax effect of $(318)					(449)	(449)

Comprehensive income						18,513
Dividends declared on common stock			(10,804)			(10,804)

Balances at December 31, 2004	$2,350	2,215	84,827	(508)	(2,023)	86,861

See accompanying notes to consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands)

	2004	2003	2002
Cash from operating activities:
Net income	$18,960	14,617	12,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,915	19,002	17,863
(Gain) loss on sale of marketable securities	(11)	—	1
Equity income of affiliated companies	(5,622)	(3,085)	(2,809)
Investment tax credit amortization	(8)	(13)	(18)
Deferred income taxes	(875)	499	(174)
Changes in assets and liabilities:
Accounts receivable and unbilled revenues	1,162	(467)	933
Inventories	(4)	625	388
Deferred financing costs, prepaid expenses, and other assets	178	(225)	475
Accounts payable and advance billings	1,003	(1,779)	(549)
Other accrued liabilities	45	615	(920)
Accrued pension and postretirement benefits	(2)	1,195	786
Federal and state income taxes	75	(122)	155
Other, net	275	53	106

Total adjustments	15,131	16,298	16,237

Net cash provided by operating activities	34,091	30,915	28,355

Cash used for investing activities:
Expenditures for property and equipment	(13,315)	(10,602)	(10,804)
Purchase of marketable securities available for sale	(25)	—	(178)
Proceeds from sale of marketable securities available for sale	24	—	2
Investments in affiliated companies	—	(937)	—
Distributions from affiliated companies	4,578	4,690	1,174

Net cash used for investing activities	(8,738)	(6,849)	(9,806)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands)

	2004	2003	2002
Cash used for financing activities:
Cash dividends	$(10,653)	(10,203)	(10,203)
Retirement of debt	(3,085)	(3,085)	(20,475)
Payment of capital lease obligation	(1,072)	(996)	(926)

Net cash used for financing activities	(14,810)	(14,284)	(31,604)

Net increase (decrease) in cash and temporary investments	10,543	9,782	(13,055)
Cash and temporary investments at beginning of year	32,026	22,244	35,299

Cash and temporary investments at end of year	$42,569	32,026	22,244

Supplemental disclosures of cash flow information:
Interest paid	$1,916	2,145	3,513
Income taxes paid	$14,157	9,889	8,546

Supplemental disclosure of noncash financing activities:
Capital lease obligations of $135 were added during 2004. No obligation was incurred during 2003 and 2002.

See accompanying notes to consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

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

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements.

(b) Revenue Recognition

Revenues are recognized when local network, long distance, and access services are provided. Local service, intrastate long distance, and intrastate access service revenues are subject to the jurisdiction of the Pennsylvania Public Utility Commission (PA PUC). Revenues from equipment sales are recorded after equipment has been installed and accepted by the customer. Directory advertising revenues are recognized ratably over the period related to the directory publication.

The Company’s NPTC subsidiary receives a portion of its interstate access revenues from pooling arrangements in which it participates with other telephone companies. Such pools, which are administered by the National Exchange Carrier Association (NECA), are funded by access service charges regulated by the Federal Communications Commission. Revenues earned through these pooling arrangements, which are based on nationwide average costs applied to certain projected demand quantities, are initially recorded based on estimates and are subject to adjustments that may either increase or decrease the final amount of interstate revenues realized for a given period. Management monitors the activity of the pools and establishes accruals, if deemed necessary, for estimated obligations to the pool. As the calculations used to record the Company’s revenues from the pools are complex and involve a variety of estimates, it is possible that the ultimate amount realized from the pools could differ materially from the Company’s estimates, although historically the Company has not experienced significant out-of-period adjustments to its revenues as a result of participating in these pools.

(c) Marketable Securities

Marketable securities available for sale are recorded at fair value, based on quoted market prices. Changes in value of available for sale securities are included as a separate component of shareholders’ equity and comprehensive income (loss). Costs of investments sold are determined on the basis of specific identification.

(d) Investments

The Company’s investments in limited partnerships are carried at cost plus equity in accumulated net profits or losses. The Company records its equity income from its three wireless limited partnership investments on a one quarter lag.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003, and 2002

(Amounts in thousands, except per share data)

(e) Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost. Retirements relating to replacements of telephone plant and equipment at NPTC are accounted for in accordance with applicable regulations of the PA PUC. Accordingly, the original costs of facilities retired, net of salvage or other credits, are charged to accumulated depreciation. When other property is retired or otherwise disposed of, any gain or loss is recognized in income.

Depreciation on telephone plant and equipment in service is provided on a straight-line basis over estimated useful lives of 10 to 30 years for buildings and 5 to 20 years for equipment. Depreciation as a percentage of average depreciable plant and equipment in service amounted to 8.6% in 2004, 9.0% in 2003, and 8.8% in 2002.

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

The Company has determined that there was no impairment to the carrying value of such assets in 2004, 2003, or 2002.

(g) Inventories

Inventories consist of telecommunication equipment and parts to provide service to, or to make sales to, the Company’s customers. Inventories are valued at the lower of cost (using the moving average method) or market.

(h) Accounts Receivable

The Company provides telecommunication services to customers (business and residential) located in western Pennsylvania and access connectivity to local exchange, interexchange, and wireless carriers. Access service settlements and other principally represents amounts due from the aforementioned carriers.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003, and 2002

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

(l) Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under U.S. generally accepted accounting principles, are excluded from net income. Other gains and losses excluded from net income for the Company included net unrealized gains (losses) on securities and minimum pension liability equity adjustments, both net of income taxes. Comprehensive income is presented in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

(m) Earnings Per Share

Basic earnings per share are calculated based upon the weighted average number of common shares actually outstanding, and diluted earnings per share are calculated based upon the weighted average number of common shares outstanding and other potentially outstanding common shares if they are dilutive. The Company has no potentially outstanding dilutive common shares.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003, and 2002

(Amounts in thousands, except per share data)

(n) Advertising Expense

Advertising costs are expensed as incurred. Advertising expense charged to operations was $1,664, $2,124, and $2,258 in 2004, 2003, and 2002, respectively.

(o) Fair Value of Financial Instruments

The carrying values of the Company’s cash, receivables, and payables are estimated to be substantially the same as their fair values as of December 31, 2004, 2003, and 2002.

(p) Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

(q) Accounting Changes and Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. The pronouncement was effective for the Company’s year beginning January 1, 2002. As of December 31, 2004, the Company had a net book value of $561 in equity method goodwill (recorded under Investments) as a result of the purchase of an additional interest in the Pennsylvania RSA 6(II) Limited Partnership in September 2000. SFAS No. 142 discontinues the amortization of equity method goodwill and prescribes that the Company continues to test for impairment in accordance with Accounting Principles Board (APB) Opinion 18. The Company noted no impairment during its review of the equity method goodwill and associated investment during 2004, 2003, and 2002. As the annual amortization of the goodwill before the adoption of SFAS No. 142 was $30, the cessation of the amortization did not have a significant impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset associated with the retirement obligation, which is depreciated over the life of the original asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s consolidated financial statements.

The FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, in January 2003 and amended the Interpretation in December 2003. A variable interest entity (VIE) is an entity in which its voting equity investors lack the characteristics of having a controlling financial interest or where the existing capital at risk is insufficient to permit the entity to finance the activities without receiving additional financial support from other parties. FIN 46 requires the consolidation of entities which are determined to be VIEs when the reporting company determines itself to be the primary beneficiary (the entity that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both). The amended Interpretation was effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of special purpose entities for which the statement was effective for periods ending after December 15, 2003. The Company has completed a review of its partnership investments and has determined that those entities do not qualify as VIEs.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003, and 2002

(Amounts in thousands, except per share data)

In December 2003, the FASB issued SFAS No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The new annual disclosure requirements became effective in part for the Company’s year ended December 31, 2003 and in their entirety for the Company’s year ended December 31, 2004. The Company’s disclosures in note 6 incorporate the requirements of SFAS No. 132 (revised).

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 provides guidance on the accounting for the effects of the new Medicare prescription drug benefit available to employers who sponsor postretirement health care plans that provide a benefit that is at least actuarially equivalent to the drug benefit provided under Medicare Part D. FSP 106-2 is effective for the first interim period beginning after June 15, 2004. The Company’s current accumulated projected benefit obligation and net periodic postretirement benefit cost do not reflect any amount associated with the federal subsidy provided by that Act. Medical coverage, including prescription drug benefits, provided by the NPTC postretirement benefit plan ceases when the retiree becomes Medicare eligible (currently age 65). The adoption of FSP 106-2 did not impact the Company’s consolidated financial statements.

(2) Marketable Securities

Information about marketable investment securities at December 31, 2004 and 2003 is as follows:

	2004
	Cost	Unrealized gains	Unrealized losses	Market value
Available for sale:
Equity securities	$424	81	(18)	487

	2003
	Cost	Unrealized gains	Unrealized losses	Market value
Available for sale:
Equity securities	$412	74	(13)	473

Proceeds, gross realized gains, and gross realized losses from the sale of equity securities were $24, $11, and $0, respectively, for the year ended December 31, 2004 and were $2, $0, and $1, respectively, for the year ended December 31, 2002. There were no sales of securities during the year ended December 31, 2003. The $18 of unrealized losses at December 31, 2004 consisted of declines in the value of two equity securities, with a combined fair value of $73, below their original cost basis. The Company knows of no evidence which indicates that the declines in fair value are other than temporary.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003, and 2002

(Amounts in thousands, except per share data)

(3) Investments

The Company’s investments at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Investments at equity:
Investments in wireless limited partnerships	$13,440	12,525
Boulevard Communications, LLP	462	333

Total investments	$13,902	12,858

The Company owns limited partnership interests of 3.6%, 14.29%, and 23.67%, respectively, in the Pittsburgh SMSA, Pennsylvania RSA 6(I), and Pennsylvania RSA 6(II) wireless limited partnerships. In addition, the Company has a 50% ownership interest in Boulevard Communications, LLP (Boulevard), a competitive access provider operating in western Pennsylvania.

The Company had a capital call of $937 in 2003 to maintain its ownership percentage in the Pennsylvania RSA 6(I) limited partnership. There were no capital calls required in 2004 and 2002. The Company received distributions from affiliated companies of $4,578, $4,690, and $1,174 in 2004, 2003, and 2002, respectively.

The summary combined unaudited financial positions for the wireless partnerships as of September 30, 2004 and 2003 and Boulevard as of December 31, 2004 and 2003 are as follows:

	2004	2003
Financial Position
Current assets	$51,896	59,507
Property, plant, and equipment, net	234,284	205,073
Other long-term assets	3	113

Total assets	$286,183	264,693

Current liabilities	$21,347	15,995
Long-term liabilities	327	—
Partners’ equity	264,509	248,698

Total liabilities and partners’ equity	$286,183	264,693

The summary combined unaudited results of operations for the wireless partnerships for the years ended September 30, 2004, 2003, and 2002 and for Boulevard for the years ended December 31, 2004, 2003, and 2002 are as follows (note that certain prior year amounts have been reclassified to conform with the current year presentation of such financial statement line items as reported by the majority partner of the wireless partnerships):

	2004	2003	2002
Results of Operations
Revenues	$404,015	304,646	281,204
Gross profit	213,543	154,018	140,898
Operating income	86,099	46,178	47,775
Net income	87,465	47,591	48,315

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003, and 2002

(Amounts in thousands, except per share data)

(4) Long-Term Debt

Long-term debt as of December 31, 2004 and 2003 was as follows:

	2004	2003
Notes payable to Federal Financing Bank, maturing in 2012	$24,682	27,767
Less current portion of long-term debt	3,085	3,085

Long-term debt	$21,597	24,682

Annual principal payments of $3,085 are required over the next five years as calculated on the outstanding indebtedness at December 31, 2004.

During 2002, the Company repaid its notes payable to the Rural Telephone Bank (RTB) after the expiration of the notes’ prepayment penalty periods. The Company made $1,040 in scheduled principal payments and $16,349 in accelerated payments to the RTB during 2002. The notes had an interest rate of 6.5%. As a result of the prepayment, the Company wrote off the remaining $510 in capitalized debt issuance costs associated with these notes.

In 1996, NPTC was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at December 31, 2004 to the FFB under this loan was $24,682 with all advances having a maturity date of December 31, 2012. The notes payable to the FFB carry interest rates ranging from 4.3% to 6.7% (weighted average of 5.46%). The unadvanced amount of this facility as of December 31, 2004 was $34,764. NPTC can make draws against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of December 31, 2004, NPTC had approximately $3,999 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by NPTC which provides that substantially all of the assets of NPTC, which approximates a net book value of $97,784, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by NPTC. Under these restrictions, unless certain working capital levels, net worth levels, and interest expense ratios are maintained, NPTC is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholder or purchase, redeem, or retire any of its capital stock or make any investment in affiliated companies. As a result of the NPTC restrictions, $4,595 of NPTC’s retained earnings were available for dividends to the Company as of December 31, 2004. Taking into consideration the NPTC restrictions, consolidated retained earnings of the Company of $50,093 were available for dividends and other distributions to shareholders as of December 31, 2004.

Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 2004 was $23,566. This was based on a current borrowing rate of 6.75%.

NPTC also has available through June of 2009 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1- 1/2%. The line of credit was not used in 2004, 2003, or 2002. There are no commitment fees associated with this line of credit.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003, and 2002

(Amounts in thousands, except per share data)

(5) Lease and Other Commitments

Operating and Capital Leases

The Company has a capital lease for equipment used in its operations. Amortization of the assets held under the capital lease is included within depreciation and amortization expense. The capital lease amount included in property, plant, and equipment is as follows:

	2004	2003
Capital lease	$10,498	10,363
Accumulated amortization	(2,555)	(1,945)

Total	$7,943	8,418

In addition, the Company has entered into various noncancelable operating leases in the ordinary course of business. Total rental expense for all operating leases was $266, $239, and $237 in 2004, 2003, and 2002, respectively. The following table displays the aggregate minimum lease commitments under the capital and operating leases as of December 31, 2004:

	Capital lease	Operating leases
2005	$1,564	342
2006	1,288	335
2007	1,271	331
2008	1,271	328
2009	1,271	267
Thereafter	603	18

Total minimum lease commitments	7,268	1,621

Less interest and executory costs	1,594

Present value of minimum lease commitments	5,674
Less current installments	1,086

Long-term obligation at December 31, 2004	$4,588

Other Commitments

The Company has entered into two contracts to outsource the majority of its operational support systems. The first contract, which is effective through August of 2008, has terms that make it noncancelable by the Company through March of 2006. After that date, the Company has the right to cancel the contract but must pay a termination fee as defined in the contract. A second contract was entered into in August of 2004 and is effective for a period of five years after the commencement of the processing of the first billing cycle (the Company estimates the first billing cycle will occur in July of 2005 which would make the contract effective through June of 2010). Should the Company terminate the contract prior to expiration of the term, the Company will be liable for minimum monthly usage payments as defined in the contract for the remaining term of the contract.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003, and 2002

(Amounts in thousands, except per share data)

Also, in the ordinary course of business, the Company enters into various contractual arrangements and purchase commitments such as purchase orders for capital expenditure plans, network maintenance contracts, multi-year contracts for Internet backbone services and company advertising sponsorships. Total commitments for the Company’s operational support systems and other contractual arrangements and purchase commitments approximate:

	Operational support systems	Other contractual arrangements and purchase commitments
2005	$2,300	2,326
2006	2,610	434
2007	2,675	90
2008	2,080	62
2009	510	68
Thereafter	255	381

Total	$10,430	3,361

The above mentioned figures for operational support systems payments are estimated due to the fact that a portion of the fee relating to billing services is variable, as it is partially calculated based on the number of service accounts, as well as the fact that the term of the second agreement is contingent upon the Company’s final implementation and commencement of billing.

(6) Retirement Plan and Other Postretirement Benefit Plans

Substantially all employees of NPTC are covered by a qualified noncontributory, defined benefit retirement plan (Pension Plan). The benefits are based on each employee’s years of service and compensation. The Company’s funding policy is to contribute an amount annually that satisfies at least the minimum funding required under the Employee Retirement Income Security Act of 1974. The assets of the Pension Plan are held in a trust and are invested in a variety of equity and fixed income securities.

Pursuant to the NPTC collective bargaining agreement negotiated during 2004, eligibility for the NPTC Pension Plan is limited to those employees whose active service with NPTC commenced prior to November 1, 2004. Any employees hired on or after November 1, 2004 are not eligible to participate in the Pension Plan. Instead, for those employees covered by the collective bargaining agreement but hired on or after November 1, 2004, NPTC will contribute an amount equal to 2% of the employee’s gross wages into a union sponsored 401(k) plan. All employees hired by NPTC on or after November 1, 2004 who are not covered by the collective bargaining agreement are eligible to participate in the NPTC 401(k) plan in which the Company makes a matching contribution based on a specified percentage of employee contributions.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003, and 2002

(Amounts in thousands, except per share data)

In addition, during 2004, the formula for calculating benefits under the Pension Plan was nominally increased pursuant to the aforementioned collective bargaining agreement, with the associated impact on the Company’s benefit obligation outlined in the “Plan amendments” line item in the table below.

Eligible retirees of NPTC are provided healthcare benefits under an unfunded plan until the retiree reaches Medicare eligibility (currently 65 years of age) and life insurance benefits based on a specified percentage of pre-retirement salary until the retiree reaches the age of 65, at which time the coverage is limited to $5. The costs and obligations associated with these plans are reflected in the Other postretirement benefits columns on the following pages.

The following table sets forth the change in benefit obligation, change in plan assets, and reconciliation of funded status at December 31, 2004 and 2003:

	Pension plan		Other postretirement benefits
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$47,049	41,172	11,722	8,698
Service cost	1,327	1,284	354	300
Interest cost	2,760	2,676	682	574
Plan amendments	192	—	—	—
Curtailment loss	—	648	—	795
Benefits paid	(1,875)	(1,626)	(641)	(476)
Actuarial loss	1,995	2,895	(44)	1,831

Benefit obligation at end of year	$51,448	47,049	12,073	11,722

Change in plan assets:
Fair value at beginning of year	$35,220	29,194	—	—
Actual return on plan assets	3,230	4,661	—	—
Employer contributions	2,500	2,991	641	476
Benefits paid	(1,875)	(1,626)	(641)	(476)

Fair value at end of year	$39,075	35,220	—	—

Reconciliation of funded status:
Funded status	$(12,373)	(11,829)	(12,073)	(11,722)
Unrecognized actuarial loss	11,640	10,471	4,009	4,290
Unrecognized transition (asset)	(153)	(305)	—	—
Unrecognized prior service cost	824	758	12	7

Net amount at year-end	$(62)	(905)	(8,052)	(7,425)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(4,214)	(4,308)	(8,052)	(7,425)
Intangible asset	824	758	—	—
Accumulated other comprehensive loss	3,328	2,645	—	—

Net amount recognized at year-end	$(62)	(905)	(8,052)	(7,425)

Accumulated benefit obligation	$43,289	39,528	N/A	N/A

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003, and 2002

(Amounts in thousands, except per share data)

The Company recognizes a minimum pension liability when the accumulated benefit obligation (ABO) for a plan exceeds the fair value of the respective plan’s assets. When recorded, the additional liability is offset by the recognition of an intangible asset and/or charge against shareholders’ equity. Due to the ABO exceeding plan assets as of both December 31, 2004 and 2003, adjustments were recorded to the Company’s balance sheet as follows (note that the following represents a combination of the adjustments for the Company’s Pension Plan, as illustrated in the preceding table, and the Company’s nonqualified supplemental pension plan as discussed later in this note):

	2004 Adjustment	2003 Adjustment
Accrued benefit obligation	$(833)	(93)
Intangible asset	66	(281)
Deferred income taxes	318	155
Accumulated other comprehensive loss	449	219

The following weighted average assumptions were used in the calculations to determine benefit obligations as of December 31, 2004, 2003, and 2002:

	Pension plan			Other postretirement benefits
	2004	2003	2002	2004	2003	2002
Weighted average assumptions:
Discount rate	5.75	6.00	6.50	5.75	6.00	6.50
Rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50
Measurement date	Oct. 31	Oct. 31	Oct. 31	Dec. 31	Dec. 31	Dec. 31

Net periodic benefit costs include the following:

	Pension plan			Other postretirement benefits
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$1,327	1,284	1,091	354	300	223
Interest cost	2,760	2,676	2,383	682	574	446
Expected return on plan assets	(2,866)	(2,473)	(2,495)	—	—	—
Amortization of prior service cost	126	141	216	(5)	(5)	(6)
Amortization of transition (asset)	(153)	(153)	(153)	—	—	—
Recognized actuarial (gain) or loss	463	558	—	238	135	7

Net periodic benefit cost	$1,657	2,033	1,042	1,269	1,004	670

Additional loss due to:
Curtailment	$—	788	—	—	795	—

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003, and 2002

(Amounts in thousands, except per share data)

The following weighted average assumptions were used in the calculations to determine net periodic benefit cost for the years ended December 31, 2004, 2003, and 2002:

	Pension plan			Other postretirement benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.0	6.5	7.0	6.0	6.5	7.0
Expected return on assets	8.0	8.0	8.0	N/A	N/A	N/A
Rate of compensation increase	4.5	4.5	4.5	4.5	4.5	4.5

For purposes of measuring other postretirement benefits, the annual rate of increase in the per capita cost of covered benefits (i.e., healthcare cost trend rate) for 2004 was 10%. The rates were assumed to decrease gradually to 5% by the year 2011 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care trend rate would have the following effects:

	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components for 2004	$119	(103)
Effect on 2004 postretirement benefit obligation	1,034	(917)

The following table presents the Pension Plan’s target allocation ranges and actual plan assets, broken down by investment category, as of October 31, 2004 and 2003, the measurement dates for the fiscal year 2004 and 2003 plan calculations:

	Target asset allocation ranges	Plan assets at October 31,
		2004	2003
Asset category:
Equity securities	40 – 60%	62%	57%
Fixed income securities	40 – 60%	37%	40%
Cash and equivalents	0 – 5%	1%	3%

For purposes of the preceding table outlining the Company’s target allocation ranges and actual plan assets, mutual funds are classified based on their primary investment objectives. Although the table shows actual equity securities (all of which consist of investments in mutual funds) slightly exceeding the Company’s target asset allocation range as of October 31, 2004, the actual exposure of the Pension Plan to equity securities was less than illustrated as approximately 6% of the composite underlying investments of the equity mutual funds were held in cash, temporary investments or short-term bonds.

The Retirement Board, a committee of the Board of Directors of the Company (the Board), manages the asset allocation of the Pension Plan’s investments in conjunction with advice received from third-party professional investment managers. The Company employs a total return investment approach for its Pension Plan whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity mutual fund investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks and international securities. Risk

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003, and 2002

(Amounts in thousands, except per share data)

tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Investment allocation and risk is monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

The Company considers a number of factors in determining its expected rate of return on plan assets assumption, including historical performance of plan assets, asset allocation and other third-party studies. Historical markets are studied as well as long-term relationships between equity and fixed income securities. Currently, the fixed income securities held by the plan are comprised of highly rated fixed rate annuity contracts that have a weighted average interest rate of 6.6%. The guarantee periods on the interest rates vary from 2006 through 2009, with the majority of the annuity balances containing guaranteed rates through October of 2009. By assuming historical returns of 10% for equity securities and incorporating the current guaranteed weighted average annuity interest rate of 6.6% (and assigning a minimal 1% return expectation for cash and equivalents), the current portfolio’s weighted average expected return would be 8.7%, compared with the Company’s assumed rate of 8.0% for 2004.

During 2004, the Company made an elective tax-deductible contribution of $2,500 to the Pension Plan. No minimum contribution was required as the $2,000 elective contribution made in 2003 generated a funding credit. For 2005, no minimum contribution is required for the Pension Plan as the elective contributions made during 2004 and 2003 have generated a $3,700 funding credit. However, the Company made a $2,000 contribution during January of 2005 and may make an additional contribution of up to $500 during the first half of 2005, contingent upon an assessment of the tax-deductibility of the expected contribution. Contributions for the other postretirement benefits plans are made on a pay-as-you-go basis, with total contributions of $641 in 2004 and expected contributions totaling $719 for 2005.

NPTC also has a nonqualified supplemental pension plan covering certain former and current employees which provides for incremental pension payments to the extent that income tax regulations limit the amount payable from NPTC’s qualified defined benefit Pension Plan. The projected benefit obligation relating to such unfunded plan was $1,677, $1,404, and $1,124 at December 31, 2004, 2003, and 2002, respectively. Pension expense for the nonqualified supplemental pension plan was $220 in 2004, $162 in 2003, and $91 in 2002. The amounts accrued in the consolidated balance sheet, which also represent the accumulated benefit obligations, were $772, $474, and $407 at December 31, 2004, 2003, and 2002, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Qualified pension plan benefits	Nonqualified pension plan benefits	Other postretirement benefits
2005	$1,991	4	719
2006	2,105	4	817
2007	2,309	688	843
2008	2,443	354	868
2009	2,599	3	959
2010-2014	15,916	549	5,625

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003, and 2002

(Amounts in thousands, except per share data)

The Company notes that the benefit payments outlined in the preceding table are calculated using the current actuarial assumptions used for the calculation of the projected benefit obligations for the respective plans; and, therefore, actual future benefit payments may differ from the projected benefit payments. In addition, only the projected benefit payments for the Company’s nonqualified pension plan and other postretirement benefit plans reflect direct obligations from the Company’s general assets in the periods presented. Benefit payments from the Company’s qualified Pension Plan are made from the assets in the Pension Plan trust. As such, the Company’s actual cash flow obligations from its general assets into the Pension Plan trust may materially differ from the benefit payments (which are made out of the trust) reflected in the previous table.

The Company also sponsors 401(k) savings plans covering substantially all employees. For employees who are not covered by the NPTC collective bargaining agreement (or for employees covered by that collective bargaining agreement but hired after November 1, 2004), the Company contributes to the 401(k) plans based on a specified percentage of employee contributions and/or wages. Contributions charged to expense were $493, $481, and $454 in 2004, 2003, and 2002, respectively.

(7) Income Taxes

The components of income tax expense (benefit) are:

	2004	2003	2002
Current:
Federal	$10,660	7,162	6,045
State	3,527	2,606	2,666

	14,187	9,768	8,711

Deferred:
Federal	(499)	694	460
State	(376)	(195)	(634)

	(875)	499	(174)

Deferred investment tax credit	(8)	(13)	(18)

	$13,304	10,254	8,519

The Company’s income tax expense differs from income tax expense computed at the federal statutory rate of 35% due to the following factors:

	2004	2003	2002
Statutory federal income tax	$11,293	8,705	7,223
State taxes on income (net of federal income tax benefit)	2,095	1,615	1,340
Change in beginning of year valuation allowance	(94)	(61)	(20)
Investment tax credit	(8)	(13)	(18)
Other	18	8	(6)

Income tax expense	$13,304	10,254	8,519

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003, and 2002

(Amounts in thousands, except per share data)

The significant components of deferred income tax expense attributable to income from operations are as follows:

	2004	2003	2002
Deferred tax expense (exclusive of the effects of the other components below)	$969	560	(154)
Decrease in beginning of year valuation allowance	(94)	(61)	(20)

	$875	499	(174)

Additional deferred tax liabilities of $1 and $47 were recorded in 2004 and 2003, respectively, related to unrealized gains and losses on marketable securities classified as available for sale (note 2) and additional deferred tax assets of $318 and $155 were recorded in 2004 and 2003, respectively, related to minimum pension liability adjustments (note 6).

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are presented below:

	2004	2003
Deferred tax assets:
Postretirement benefits	$(3,341)	(3,081)
Deferred compensation	(240)	(186)
Compensated absences, principally due to accrual for financial reporting purposes	(299)	(282)
Accounts receivable and other current accruals	(927)	(1,289)
State net operating loss carryforwards	(2,151)	(2,168)
Pension	(343)	(933)
Other	(172)	(228)

Total gross deferred tax assets	(7,473)	(8,167)
Less valuation allowance	645	739

Net deferred tax assets	(6,828)	(7,428)

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	12,420	14,382
Net unrealized gain on available for sale securities	27	26
Other	1,672	1,503

Total gross deferred tax liability	14,119	15,911

Net deferred tax liability	$7,291	8,483

Unamortized investment tax credit	$19	27

The valuation allowance for deferred tax assets relates to state loss carryforwards of subsidiaries. The valuation allowance for deferred tax assets as of December 31, 2004 and 2003 was $645 and $739, respectively. For the year ended December 31, 2004, there was a net decrease in the valuation allowance in the amount of $94. For the year ended December 31, 2003, there was a net decrease in the valuation allowance in the amount of $61. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003, and 2002

(Amounts in thousands, except per share data)

dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2004, the Company had net operating loss carryforwards for state income tax purposes of $29,649 which are available to offset future state taxable income. These loss carryforwards will expire as follows:

2005	$582
2020	9,940
2021	10,184
2022	6,299
2023	1,206
2024	1,438

(8) Shareholders’ Equity

The Company has the authority to issue 50,000 shares of capital stock, 40,000 shares of which shall be in the form of common stock, par value $0.15625 per share. The remaining 10,000 shares can be divided into one or more classes of common stock and/or preferred stock. As of December 31, 2004, 15,040 shares of common stock, par value $0.15625 per share, had been issued, with 15,005 remaining outstanding as a result of the repurchase by the Company of 35 shares (for $508) into treasury in 1997.

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

In conjunction with the Shareholder Rights Plan, the Company has reserved 151 shares of preferred stock for possible issuance. As of December 31, 2004, no preferred shares had been issued.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003, and 2002

(Amounts in thousands, except per share data)

(9) Related Party Transactions

In 1998, the Company entered into an agreement to outsource certain data processing functions to a third party processor (Processor), which is a member of the Armstrong Group of Companies (the Armstrong Group). The Company is related to the Armstrong Group by a common shareholder and director. Payments to the Processor under this agreement were $2,613, $3,569, and $3,689 in 2004, 2003, and 2002, respectively. During 2004, 2003, and 2002, the Company paid approximately $224, $253, and $634, respectively, to the law firms of two members of the board of directors for various legal services. As of December 31, 2004, the Company had amounts of $438 and $58 outstanding to the Processor and law firms, respectively. As of December 31, 2003, the Company had amounts of $308 and $41 outstanding to the Processor and law firms, respectively.

In addition, in the ordinary course of business, the Company both provides and receives telecommunication transport services from Boulevard, a competitive access provider jointly owned by the Company and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $26, $53, and $27, and total expenses incurred from receiving services from Boulevard were approximately $191, $275, and $217 for 2004, 2003, and 2002, respectively. The Company also provides in the ordinary course of business telecommunication and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $98, $140, and $264 for 2004, 2003, and 2002, respectively. The amounts outstanding from and/or due to Boulevard and the companies in the Armstrong Group were negligible as of December 31, 2004 and 2003.

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

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2004, 2003, and 2002

(Amounts in thousands, except per share data)

(11) Unaudited Quarterly Financial Data for 2004 and 2003

The following are summaries of quarterly financial data for the years ended December 31, 2004 and 2003, as reported by the Company:

	Unaudited (in thousands, except per share data)
	First quarter	Second quarter	Third quarter	Fourth quarter
2004:
Operating revenues	$27,446	27,370	27,091	26,562
Net operating income	7,122	7,017	6,805	6,184
Net income	4,397	4,648	4,721	5,194
Basic and diluted earnings per common share	0.29	0.31	0.31	0.35

2003:
Operating revenues	$25,521	26,588	26,690	26,957
Net operating income	5,551	3,917	6,525	7,260
Net income	3,478	2,465	3,870	4,804
Basic and diluted earnings per common share	0.23	0.16	0.26	0.32

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2004 and 2003

(Amounts in thousands)

	2004	2003
Assets
Current assets:
Cash and temporary investments	$18,116	5,208
Accounts receivable from subsidiary	6	6
Deferred income taxes	11	—

Total current assets	18,133	5,214

Property, plant, and equipment:
Land	150	150
Buildings	1,212	1,212
Equipment	—	21

	1,362	1,383
Less accumulated depreciation and amortization	353	332

Total property, plant and equipment, net	1,009	1,051

Deferred income taxes	284	243
Other assets	1,104	1,081
Investment in subsidiaries	69,864	74,913

Total assets	$90,394	82,502

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2004 and 2003

(Amounts in thousands)

	2004	2003
Liabilities and Shareholders’ Equity
Current liabilities:
Dividend payable	$2,701	2,551
Accounts payable—subsidiaries	36	1
Federal and state income taxes	475	637
Other liabilities	321	161

Total current liabilities	3,533	3,350

Shareholders’ equity:
Common stock	2,350	2,350
Capital in excess of par value	2,215	2,215
Retained earnings	84,827	76,671
Less cost of treasury stock	(508)	(508)
Accumulated other comprehensive loss	(2,023)	(1,576)

Total shareholders’ equity	86,861	79,152

Total liabilities and shareholders’ equity	$90,394	82,502

See accompanying report of independent registered public accounting firm.

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

Condensed Financial Information of Registrant

Condensed Statements of Operations

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands)

	2004	2003	2002
Revenues:
Dividends from subsidiaries	$25,402	13,203	21,254
Interest income	126	41	143
Nonoperating income	67	67	—

Total revenues	25,595	13,311	21,397

Expenses:
General office salaries and expenses	699	574	540
State taxes	96	85	70
Nonoperating expenses	—	—	1,152

Total expenses	795	659	1,762

Income before income taxes and equity in undistributed (overdistributed) net income of subsidiaries	24,800	12,652	19,635
Income tax benefit	261	235	680

Income before equity in undistributed (overdistributed) net income of subsidiaries	25,061	12,887	20,315
Equity in undistributed (overdistributed) net income of subsidiaries	(6,101)	1,730	(8,197)

Net income	$18,960	14,617	12,118

See accompanying report of independent registered public accounting firm.

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands)

	2004	2003	2002
Cash from operating activities:
Net income	$18,960	14,617	12,118
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) overdistributed income of subsidiaries	6,101	(1,730)	8,197
Other adjustments	14	18	17
Changes in assets and liabilities:
Receivables	—	—	128
Accounts payable—subsidiaries	35	1	(1)
Other liabilities	160	59	(355)
Federal and state income taxes	(162)	(102)	(1,228)
Deferred income taxes	(52)	(36)	163

Total adjustments	6,096	(1,790)	6,921

Net cash provided by operating activities	25,056	12,827	19,039

Cash from investing activities:
Expenditures for property and equipment	—	—	(25)
Distributions from affiliated company	5	—	—
Investments in subsidiaries	(1,500)	(2,100)	(4,300)

Net cash used for investing activities	(1,495)	(2,100)	(4,325)

Cash used for financing activities:
Cash dividends	(10,653)	(10,203)	(10,203)

Net cash used for financing activities	(10,653)	(10,203)	(10,203)

Net increase in cash and temporary investments	12,908	524	4,511
Cash and temporary investments at beginning of year	5,208	4,684	173

Cash and temporary investments at end of year	$18,116	5,208	4,684

See accompanying report of independent registered public accounting firm.

Schedule II

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands)

Description	Balance at beginning of period	Additions charged to the income statement	Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet:
2004	$686	447	568	565
2003	470	739	523	686
2002	415	769	714	470

Valuation allowance for deferred tax assets:
2004	739	(94)	—	645
2003	800	(61)	—	739
2002	820	(20)	—	800

See accompanying report of independent registered public accounting firm.