Form 10-K/A
period 2004-12-31
NORTH PITTSBURGH SYSTEMS INC
filed 2005-04-29
CIK 764765

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This amendment to the Annual Report on Form 10-K for North Pittsburgh Systems, Inc. (the Company) for the fiscal year ended December 31, 2004 (Form 10-K/A) is being filed to include management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of the registered public accounting firm required by Item 308(b) of Regulation S-K. As permitted by the Order of the Securities and Exchange Commission promulgated on November 30, 2004 in Securities and Exchange Act of 1934 Release No. 50754, the initial filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Original Filing), filed on March 16, 2005, did not include these items.

This amendment is specifically intended to make only the following changes to the Company’s Original Filing:

1)	to amend and restate Part II Item 9A to include Management’s Report on Internal Control over Financial Reporting and the related Report of Independent Registered Public Accounting Firm;

2)	to update the requisite Section 302 certifications and the signature page to reflect, and to provide the new 18 U.S.C. Section 1350 certifications required with, the filing of this amendment; and

3)	to modify the list of exhibits to the extent only of listing the updated Section 302 and 18 U.S.C. Section 1350 certifications attached to this Form 10-K/A.

Except for the amendments described above, this Form 10-K/A does not modify or update any other disclosures in, or exhibits to, the Original Filing.

PART II

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial and Accounting Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that these disclosure controls and procedures are effective.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting cannot provide absolute assurance that financial reporting objectives will be achieved. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on such assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2004 based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in the Original Filing, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, which report is included herein under Item 9A(d).

(c) Evaluation of Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

2

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors

North Pittsburgh Systems, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that North Pittsburgh Systems, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). North Pittsburgh Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that North Pittsburgh Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, North Pittsburgh Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of North Pittsburgh Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

April 25, 2005

3

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents of the Registrant and its subsidiaries are filed as part of this amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004:

3.	Exhibits

Exhibit No.	Subject	Applicability
(31.1)	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31.2)	Certification of Vice President, Treasurer and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.1)	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.2)	Certification of Vice President, Treasurer and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2005	NORTH PITTSBURGH SYSTEMS, INC.

	By:	/s/ Allen P. Kimble
Allen P. Kimble
Vice President, Treasurer and
Chief Financial and Accounting Officer

5