Form 10-Q
period 2005-03-31
NORTH PITTSBURGH SYSTEMS INC
filed 2005-05-10
CIK 764765

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of May 6, 2005 was 15,005,000.

PART I

FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

North Pittsburgh Systems, Inc.:

We have reviewed the condensed consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries (the Company) as of March 31, 2005, the related condensed consolidated statements of income for the three-month periods ended March 31, 2005 and 2004, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

May 6, 2005

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(Amounts in Thousands – Except Per Share Data)

	For the Three Months Ended March 31
	2005	2004
Operating revenues:
Local network services	$7,869	$7,032
Long distance and access services	15,911	16,651
Directory advertising, billing and other services	355	357
Telecommunication equipment sales	325	615
Other operating revenues	3,201	2,791

Total operating revenues	27,661	27,446

Operating expenses:
Network and other operating expenses (exclusive of deprecation and amortization shown separately below)	14,635	14,156
Depreciation and amortization	4,882	4,629
State and local taxes	1,086	1,118
Telecommunication equipment expenses	245	421

Total operating expenses	20,848	20,324

Net operating income	6,813	7,122

Other income (expense), net:
Interest expense	(418)	(493)
Interest income	252	62
Equity income of affiliated companies	1,320	804
Sundry expense, net	(7)	(15)

Total other income (expense), net	1,147	358

Income before income taxes	7,960	7,480

Provision for income taxes	3,271	3,083

Net income	$4,689	$4,397

Weighted average common shares outstanding	15,005	15,005

Basic and diluted earnings per share	$.31	$.29

Dividends per share	$.18	$.18

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) March 31 2005	Dec. 31 2004
ASSETS
Current Assets:
Cash and temporary investments	$44,006	$42,569
Marketable securities available for sale	478	487
Accounts receivable:
Customers, net of allowance for doubtful accounts of $554 and $565, respectively	5,549	5,320
Access service settlements and other	6,521	7,027
Unbilled revenues	595	591
Prepaid expenses	825	748
Inventories	1,647	1,539
Prepaid taxes other than income taxes	1,245	—
Deferred income taxes	1,165	1,199

Total current assets	62,031	59,480

Property, plant and equipment:
Land	475	475
Buildings	14,258	14,107
Equipment	201,722	200,484
Assets held under capital lease	10,498	10,498

	226,953	225,564

Less accumulated depreciation and amortization	152,988	148,730

	73,965	76,834

Construction in progress	3,433	3,212

Total property, plant and equipment, net	77,398	80,046

Investments	14,512	13,902
Intangible asset	824	824
Other assets	1,248	1,248

Total assets	$156,013	$155,500

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) March 31 2005	Dec. 31 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,085	$3,085
Obligation under capital lease	1,016	1,086
Accounts payable	5,559	6,322
Advance billings	1,763	1,714
Dividend payable	2,701	2,701
Other accrued liabilities	3,315	3,702
Federal and state income taxes	3,729	1,713

Total current liabilities	21,168	20,323

Long-term debt	20,826	21,597
Obligation under capital lease	4,358	4,588
Deferred income taxes	8,298	8,490
Accrued pension and postretirement benefits	11,660	13,038
Other liabilities	859	603

Total liabilities	67,169	68,639

Shareholders’ equity:
Capital stock: authorized 50,000 shares:
Common stock, par value $.15625; issued 15,040 shares and outstanding 15,005 shares	2,350	2,350
Preferred stock, par value $1.00; none issued	—	—
Capital in excess of par value	2,215	2,215
Retained earnings	86,815	84,827
Less cost of treasury stock (35 shares)	(508)	(508)
Accumulated other comprehensive loss	(2,028)	(2,023)

Total shareholders’ equity	88,844	86,861

Total liabilities and shareholders’ equity	$156,013	$155,500

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Three Months Ended March 31
	2005	2004
Cash from operating activities:
Net income	$4,689	$4,397
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,882	4,629
Equity income of affiliated companies	(1,320)	(804)
Changes in assets and liabilities:
Accounts receivable and unbilled revenues	273	836
Inventories	(108)	(108)
Prepaid expenses and other assets	(77)	276
Prepaid taxes other than income taxes	(1,245)	(1,161)
Accounts payable and advanced billings	(714)	(225)
Other accrued liabilities	(131)	(228)
Accrued pension and postretirement benefits	(1,378)	(515)
Federal and state income taxes	2,016	1,227
Deferred income taxes	(154)	(250)
Other, net	64	25

Total adjustments	2,108	3,702

Net cash from operating activities	6,797	8,099

Cash used for investing activities:
Expenditures for property and equipment	(2,298)	(3,048)
Purchase of marketable securities available for sale	—	(25)
Distributions from affiliated companies	710	597

Net cash used for investing activities	(1,588)	(2,476)

Cash used for financing activities:
Cash dividends	(2,701)	(2,551)
Payments of capital lease obligation	(300)	(261)
Retirement of debt	(771)	(771)

Net cash used for financing activities	(3,772)	(3,583)

Net increase in cash and temporary investments	1,437	2,040

Cash and temporary investments at beginning of period	42,569	32,026

Cash and temporary investments at end of period	$44,006	$34,066

Supplemental disclosure of cash flow information:
Interest paid	$431	$498
Income taxes paid	$1,412	$2,108

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in Thousands)

(1) Basis of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by North Pittsburgh Systems, Inc. (hereafter referred to as the Registrant, the Company, we, us or our), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Company’s wholly owned subsidiaries, North Pittsburgh Telephone Company (North Pittsburgh), Penn Telecom, Inc. (Penn Telecom) and Pinnatech, Inc. (Pinnatech). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments necessary to present fairly the results of operations for the interim periods have been reflected. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying condensed consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying condensed consolidated financial statements.

Certain amounts in the Company’s 2004 condensed consolidated financial statements have been reclassified to conform with the presentation of its 2005 condensed consolidated financial statements.

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

	For the Three Months Ended March 31
	2005	2004
Net income	$4,689	$4,397
Unrealized gain (loss) on marketable securities including reclassification adjustments, net of tax	(5)	3

Comprehensive income	$4,684	$4,400

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

Pursuant to North Pittsburgh’s collective bargaining agreement negotiated during 2004, eligibility for the Pension Plan is limited to those employees whose active service with North Pittsburgh commenced prior to November 1, 2004. Any employees hired on or after November 1, 2004 are not eligible to participate in the Pension Plan. Instead, for those employees covered by the collective bargaining agreement but hired on or after November 1, 2004, North Pittsburgh will contribute an amount equal to 2% of the employee’s gross wages into a union sponsored 401(k) plan. All employees hired by North Pittsburgh on or after November 1, 2004 who are not covered by the collective bargaining agreement are eligible to participate in North Pittsburgh’s 401(k) plan in which the Company makes a matching contribution based on a specified percentage of employee contributions.

Eligible retirees of North Pittsburgh are provided healthcare benefits under an unfunded plan until the retiree reaches Medicare eligibility (currently 65 years of age) and life insurance benefits based on a specified percentage of pre-retirement salary until the retiree reaches the age of 65, at which time the coverage is limited to $5. The costs associated with these plans are reflected in the “Other Postretirement Benefits” columns that follow.

Components of Net Periodic Benefit Cost:

The following table summarizes the components of net periodic benefit cost:

	Pension Benefits Three Months Ended March 31		Other Postretirement Benefits-Three Months Ended March 31
	2005	2004	2005	2004
Service cost	$371	$331	$87	$88
Interest cost	724	690	168	170
Expected return on plan assets	(795)	(716)	—	—
Amortization of prior service cost	35	31	(1)	(1)
Amortization of transition asset	(38)	(38)	—	—
Recognized actuarial loss	133	116	55	60

Net periodic benefit cost	$430	$414	$309	$317

North Pittsburgh also has a nonqualified supplemental pension plan covering former and current employees, which provides for incremental pension payments to the extent that income tax regulations limit the amount payable from North Pittsburgh’s qualified defined benefit Pension Plan. Pension expense for the supplemental plan for the three-month periods ended March 31, 2005 and 2004 was $63 and $55, respectively.

Employer Contributions:

The Company previously disclosed in its financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K), that it expected to make discretionary contributions totaling $2,500 to its Pension Plan in 2005. Due to elective additional tax-deductible contributions made in both 2003 and 2004, no minimum contribution is required for the Pension Plan in 2005. However, the Company made a tax-deductible discretionary contribution of $2,000 in January of 2005 and may make an additional contribution of up to $500 during the second quarter of 2005, contingent upon an assessment of the tax-deductibility of the expected contribution.

Contributions for the other postretirement benefit plans are made on a pay-as-you-go basis, with total contributions of $180 having been made during the three-month period ended March 31, 2005. The $180 of contributions for the first quarter of 2005 were in line with the expected annual contributions of $719 disclosed in the Company’s 2004 Form 10-K.

(4) Transactions with Related Parties

Since 1998, we have had an agreement to obtain certain data processing functions from a third party processor (Processor), which is a member of the Armstrong Group of Companies (the Armstrong Group). We are related to the Armstrong Group by a common shareholder and director. Payments to the Processor under this agreement were $942 and $822 for the three-month periods ended March 31, 2005 and 2004, respectively. Also, we paid $65 and $44 in each of those same periods to the law firms of two members of the Board of Directors for various legal services. As of March 31, 2005, we had amounts outstanding of $279 and $73 to the Processor and law firms, respectively.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard Communications, LLP (Boulevard), a competitive access provider jointly owned by us and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $6 and $7, and total expenses incurred from receiving services from Boulevard were approximately $44 and $50, for the three-month periods ended March 31, 2005 and 2004, respectively. We also provide, in the ordinary course of business, telecommunications and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $73 for each of those respective periods. The amounts outstanding from and/or due to Boulevard and the companies in the Armstrong Group were negligible as of March 31, 2005.

(5) Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, in January 2003 and amended the Interpretation in December 2003. A variable interest entity (VIE) is an entity in which its voting equity investors lack the characteristics of having a controlling financial interest or where the existing capital at risk is insufficient to permit the entity to finance its activities without receiving additional financial support from other parties. FIN 46 requires the consolidation of entities which are determined to be VIEs when the reporting company determines itself to be the primary beneficiary (the entity that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both). The amended Interpretation became effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of special purpose entities for which the statement was effective for periods ending after December 15, 2003. We have completed a review of our partnership investments and have determined that those entities do not qualify as VIEs.

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

We also refer you to the section titled “Factors Affecting Our Prospects” under Item 1 of our 2004 Form 10-K for additional discussions concerning items which pose risks and uncertainties that could affect our future results.

Overview

We are a telecommunications company with annualized revenues of over $100 million. Our original core business, which dates back to 1906, consisted primarily of providing telecommunications services in our Incumbent Local Exchange Carrier (ILEC) territory, which today covers approximately 285 square miles and is located north of the City of Pittsburgh. In 1995, as the Internet was still in its relatively early stages, we purchased a small Internet Service Provider (ISP) as a segue into that area of the communications market place. During 1999, we began to expand our business beyond our ILEC territory via a Competitive Local Exchange Carrier (CLEC) edge-out strategy. In addition, from 1997 through 2001, we invested approximately $83 million in our ILEC territory to upgrade the majority of our network and to deploy a Carrier Serving Area (CSA) architecture in order to allow us to offer advanced broadband products.

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

General Description of Our Company and Business

The Registrant, organized May 31, 1985, is a holding company and has no operating function. Its predecessor, North Pittsburgh Telephone Company (North Pittsburgh), a telephone public utility incorporated in 1906, became a wholly owned subsidiary of the Registrant on May 31, 1985. Penn Telecom, Inc. (Penn Telecom) became a wholly owned subsidiary of the Registrant on January 30, 1988. Prior to this date, Penn Telecom was a wholly owned subsidiary of North Pittsburgh. Penn Telecom is certificated as a Competitive Access Provider (CAP), a CLEC and an Interexchange Carrier (IXC) and has entered into these businesses. Pinnatech, Inc. (Pinnatech), a wholly owned subsidiary of the Registrant, formed in 1995, principally provides Internet and broadband related services. The Registrant, North Pittsburgh, Penn Telecom and Pinnatech operate under the provisions of the Pennsylvania Business Corporation Law.

North Pittsburgh Telephone Company

North Pittsburgh, our ILEC, was founded in 1906 and operates in an approximate 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. We provide service to approximately 71,800 business and residential access lines in our ILEC territory. Over the past decade, our ILEC territory has experienced very robust population growth due to the continued expansion of suburban communities into our serving area, with the southernmost point of our territory only 12 miles from the City of Pittsburgh. According to the most recent census, the population in our ILEC service territory grew 14.3% from 1990 to 2000. Although no formal census has been published since 2000, business and new home growth has remained robust in our territory over the last several years and census estimates, which are published on a yearly basis, continue to show population growth.

We operate a 100% digital switching network, comprised of nine central offices and 85 CSAs. The core of the network consists of two main host switches, a Nortel DMS 500 and a Nortel DMS 100. The current CSA architecture, in which nearly all loop lengths are kept to 12,000 feet or less, has enabled us to provide digital subscriber line (DSL) service to over 99% of our access lines. In addition, we have deployed fiber optic cable extensively throughout the network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links as well as the majority of business parks within our ILEC serving area. We believe that our network is built for the future, in which our ability to satisfy the growing customer demand for broadband and multi-megabit services will be a key critical success factor.

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

Our sales strategy in our edge-out markets has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and healthcare facilities, offering local and long distance voice services as well as broadband services. Our fiber based network, comprised of multiple rings, enables us to compete against Verizon and other CAPs to offer high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other

CLECs. As of March 31, 2005, Penn Telecom served 37,708 dial tone access lines and 21,662 access line equivalents1, for a grand total of 59,370 equivalent access lines2.

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

For a more complete understanding of our business, industry, principal services rendered, properties and other interests, we suggest you read our 2004 Form 10-K. There have been no significant changes in the mode of conducting business or the properties owned by the Company or its subsidiaries since the filing of that Form 10-K report. Current updates to the regulatory environment under which our subsidiaries operate can be found below in the “Regulatory Environment” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Pittsburgh, were given regulatory relief in the form of exemptions and temporary suspensions from many of the competitive portions of the 1996 Act in order to allow state regulators sufficient time to examine the public policy implications of allowing competition in rural areas, and if deemed in the public interest, to allow smaller companies to gradually prepare for competition and to restructure rates. Although we still maintain in our ILEC territory some of the regulatory protections against non-facilities based competition, we expect that over time these protections will be reduced or eliminated.

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

Highlights and Outlook

Revenues for the first quarter of 2005 increased $215, or 0.8%, over the first quarter of 2004. The majority of this growth was attributable to our ability to continue to effectively penetrate our edge-out markets as well as expand our broadband service offerings. As experienced for full year 2004, in which our revenue growth rate of 2.6% was lower than recent historical rates, our ability to grow end-user revenues by adding customers in our CLEC markets and expanding our broadband service offerings has been mostly offset by decreases in access revenues. The phase down of Penn Telecom’s interstate access rates in conjunction with the FCC’s Access Charge Reform Order, decreases in access and transit rates charged for wireless traffic and decreases in the National Exchange Carrier Association (NECA) average schedule formulas used to determine North Pittsburgh’s interstate revenue requirement, as well as some regulatory modifications and other events which have diminished the Company’s ability to earn above the historical allowable rate of return, have caused access revenues to decrease. In addition, a $290 decrease in telecommunication equipment sales, which is our only notable revenue source that is non-recurring in nature and therefore subject to greater fluctuation on a quarterly basis, also negatively impacted our revenue growth rate for the first quarter of 2005 as compared to the prior year comparable quarter.

Although the revenue growth rate of 0.8% for the first quarter of 2005 is currently below the 2.6% growth rate experienced for full year 2004, several of the decreases in intercarrier compensation rates described above occurred in June and July of 2004, respectively. As such, the impact of those access rate decreases on our revenue growth rate should not be as great in the second half of 2005, as the majority of the comparable 2004 period would have also been subject to the same access rate decreases. We do caution, however, that further modifications to intercarrier compensation and universal service rules and regulatory policies, which we are unable to reasonably predict, could result in further decreases in our access revenues.

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

Total operating expenses for the first quarter of 2005 increased $524, or 2.6%, over the first quarter of 2004. The increase in operating expenses was predominately due to increases in the direct costs associated with the growth in access lines and access line equivalents, such as fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not wholly provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base. In addition, depreciation expense increased as a result of an increase in our depreciable asset base.

For the remainder of 2005, we expect our operating costs to increase at a slightly greater rate than the 2.0% increase experienced for full year 2004 (the 2.0% figure for 2004 excludes the impact of $2,725 in charges associated with a workforce reduction in 2003, which impacted year over year comparable results). The positive year over year benefits of the decreases in depreciation expense and cost of contracted operational support system (OSS) services experienced in 2004 were mostly the result of 2003 including the higher depreciation and OSS costs, respectively. For 2005 comparative purposes, both years will include the benefits of the reduced costs. We also have begun to implement several new software systems, including a workforce management system and an automated switch provisioning system, and we expect to implement a new billing and OSS platform at our CLEC later in the year. We believe that these systems will improve our cost structure and operational efficiencies over the long-term. However, it is typical that the implementation costs for such projects will exceed the cost savings in the first year. In addition, we anticipate rolling out our new VoIP product in 2005. We expect, however, that the costs associated with the roll-out in the first year will likely exceed the first year benefits.

With respect to our operating costs in our edge-out CLEC markets, we continue to monitor the developments in the FCC’s Triennial Review Order (TRO). Based on our interpretation of the most recent authoritative guidelines (the FCC’s Order on Remand released on February 4, 2005), we do not believe that the Order will have a material impact on our cost structure. Currently, we provision only 8% of our CLEC access lines (which represents only 3% of our consolidated access lines) utilizing Unbundled Network Element Platform (UNE-P) loops. Although costs for UNE-P loops will increase over time, our relatively low use of UNE-P and the ability to migrate some of the lines to alternative provisioning methodologies will limit the overall impact. Based on our interpretation of the rules concerning access to unbundled high capacity loops, interoffice transport facilities and dark fiber, we believe we will experience moderate increases in the overall cost to provision such loops and facilities during 2005. However, we caution that although the FCC’s Order on Remand defines impairment of such circuits based on a review of the number of business lines and fiber based collocators in a serving wiring center, the practical definitions of what constitutes a business line or fiber based collocator have yet to be decided. In a separate matter, the Pennsylvania Public Utility Commission (PA PUC) has recently revised many of Verizon’s unbundled rates for loops as well as high capacity circuits. Although the revised rates reflect a mixture of both increases and decreases, based on the specific types of circuits and markets in which we operate, we expect that we will experience in 2005 an overall slight decrease in the average costs (on a per line basis) to provision our CLEC access lines. We also caution that Verizon has challenged the PA PUC’s revisions of these Verizon rates in Federal court.

Our cost structure is heavily weighted towards labor and depreciation. As such, there is not a great deal of direct correlation between our revenues and our largest operating expenses. We have taken steps to address our overall labor costs, including the workforce reduction program implemented in 2003 and using our excess cash reserves to make additional contributions into the North Pittsburgh Pension Plan over the past several years. In addition, pursuant to a renegotiated collective bargaining agreement in 2004 covering our North Pittsburgh subsidiary, future hires are not eligible to participate in the North Pittsburgh Pension Plan. Although we will not see any immediate benefits from this in 2005 and estimate only modest benefits in the next few years thereafter, the long-term impact should be a reduction in postretirement benefit expenses, which currently exceed $3,000 per year.

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

In addition, we have benefited from investments made in the last two decades in wireless partnerships, all of which today are majority owned and operated by Verizon Wireless. Instead of deploying the majority of our investment capital into forming and operating our own wireless business, which would be at a tremendous disadvantage competing in a market dominated by national carriers with billions of dollars in capital resources, we alternatively invested in three wireless partnerships covering Pittsburgh and other portions of Western Pennsylvania. Total equity income recorded from our investments in the wireless partnerships increased $525 in the first quarter of 2005 over the prior year comparable period.

Our financial condition and balance sheet have continually improved over the last several years through prudent investment strategies and strong cash flows generated from operating activities. Unlike many telecommunication companies that have substantially leveraged their businesses, we have a greater amount of cash and temporary investments on hand ($44,006) than our total debt outstanding ($23,911). Our financial condition gives us the ability to invest in new products and/or opportunities and the flexibility to continue to evaluate ways to create greater shareholder value, whether through our dividend policy, stock repurchases or other investment opportunities.

The following discussion should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, included in this quarterly report and with our audited financial statements, and notes thereto, included in our 2004 Form 10-K.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Net income for the three-month period ended March 31, 2005 was $4,689, or $.31 per share, compared to net income of $4,397, or $.29 per share, for the comparable prior year period. The increase in net income was attributable to the following factors:

Operating Revenues

Total operating revenues increased $215, or 0.8%, in the three-month period ended March 31, 2005 over the comparable period in 2004. This increase was the result of increases in local network services revenues of $837 (11.9%) and other operating revenues of $410 (14.7%), offset partially by decreases in long distance and access services revenues of $740 (4.4%) directory advertising, billing and other services revenues of $2 (0.6%) and telecommunication equipment sales of $290 (47.2%).

Increases in local network services revenues of $837, or 11.9%, were primarily attributable to the following factors:

•	Local dial tone revenues increased $431, partially as a result of total access lines (including CLEC) growing by 5,536 lines, or 5.3%, from 104,000 access lines as of March 31, 2004 to 109,536 access lines as of March 31, 2005. More specifically, the total growth was a result of a 7,695 access line increase in our edge-out markets offset partially by a 2,159 access line decrease in our ILEC market. Also contributing to the increase was an approximate $360 increase in local dial tone revenues due to a revenue neutral rate re-balancing at North Pittsburgh during January of 2005, which increased local residential and business rates and decreased intrastate access rates.

•	Vertical feature revenues (which include revenues from custom calling features such as voicemail, caller ID, call waiting, etc.) increased $129, mostly as a result of the growth in access lines and the up-selling of these features in bundled packages.

•	Local reciprocal compensation revenues increased $163 as we benefited from being able to bill for traffic above the growth cap set in the original FCC Order on Intercarrier Compensation for ISP-Bound Traffic pursuant to the forbearance granted by the FCC in October of 2004 in the Petition of Core Communications, Inc. We expect local reciprocal compensation revenues to increase in 2005 at a rate higher than that experienced in 2004 (a $160 increase was experienced for the full year) because 2004 included only approximately two and one half months of the benefit associated with being able to bill for traffic above the original growth cap. This expectation assumes no further changes to the rules regarding intercarrier compensation for ISP bound traffic during 2005.

The increase in other operating revenues of $410, or 14.7%, was primarily due to growth in DSL revenues of approximately $261 as combined DSL lines (both wholesale and retail) sold increased from 10,445 as of March 31, 2004 to 12,544 as of March 31, 2005. In addition, revenues earned from other Internet related products and services, such as web development services, increased over the prior year comparable period.

The decrease in long distance and access services revenues3 of $740, or 4.4%, was primarily attributable to the following factors:

•	Access revenues decreased $875, primarily due to four factors. First, as previously described in the text above that discusses local network service revenues, there was an approximate $360 reduction in North Pittsburgh’s intrastate access revenues in conjunction with the revenue neutral rate re-balancing that increased North Pittsburgh’s local residential and business rates and decreased its intrastate access rates.

Second, changes in NECA average schedule formulas used to determine North Pittsburgh’s interstate revenue requirement as well as some regulatory modifications and other events that have diminished North Pittsburgh’s ability to earn above the historical allowable rate of return have caused these interstate revenues to decrease approximately $325. Although we anticipate such revenues to decrease for full year 2005 as compared to full year 2004, we expect the majority of the year over year

[3]	The Company records and analyzes into three main components the elements that comprise the long distance and access services revenue category. The first category, access revenues, reflects mainly per minute of use (MOU) sensitive access charges, universal service revenues received by the Company and end-user interstate access line charges assessed on customer bills. The second category, special access, reflects the revenues received from high capacity circuits (primarily DS-1s, DS-3s and OC-3s) that are: 1) provided directly to end-user customers, both in the Company’s ILEC and CLEC territories; 2) provisioned to other telecommunication carriers for connection to their end-user customers; and 3) provisioned for inter-office trunking and transport and are billed under the special access tariff. The third category, toll, represents amounts billed to end-users for metro-area, intraLATA, interLATA and international toll.

decrease to occur in the first two quarters of the year. Average schedule formulas, which are effective on a fiscal July 1 through June 30 basis (assuming no interim rate filings), decreased approximately 4% with the fiscal July 1, 2004 through June 30, 2005 filing (as average schedule formulas are a composite of multiple rate elements, the 4% described above is a North Pittsburgh specific percentage based upon its respective weighted average impact of the multiple rate elements). As such, allowable earnings for the first quarter of 2005 decreased over the first quarter of 2004. Based upon a review of the proposed NECA tariff for the fiscal July 1, 2005 through June 30, 2006 period, average schedule formulas appear to be remaining relatively constant with the prior fiscal year filing. As such, the average schedule formulas used to calculate North Pittsburgh’s allowable earnings for the second half of 2005 should be comparable to those which were in effect for the second half of 2004.

Third, in conjunction with the FCC’s Access Charge Reform Order, Penn Telecom’s interstate access rates have been phased down over a three-year period that began in 2001. The final phase down decrease, which adjusted Penn Telecom’s rates to mirror the incumbents’ rates, was effective June 20, 2004 and resulted in an approximate $40 per month decrease in access revenues.

Fourth, reductions in wireless intercarrier compensation rates contributed to a $160 decrease in access revenues received from wireless carriers, despite an increase in billable MOUs. We expect to see a decrease in access revenues from wireless carriers for full year 2005, due to the fact that the majority of the decreases in rates were effective in the beginning of the third quarter of 2004. As such, 2005 will reflect a full year of the reduced rates in comparison to only six months in 2004.

•	Overall toll revenues decreased $50. We have continued to be successful in bundling toll in our edge-out markets (in which the number of access lines grew by 5,536), with nearly an 80% subscription rate. Our ability to increase our customer base has been offset by continuing pricing pressures from the introduction of aggressively priced flat rate toll packages from other competitors and VoIP providers and intense pricing competition in the wireless market. Excluding the impact of the prior year quarter benefiting from an extra day due to leap year, toll revenues were basically flat on a quarter over quarter basis.

Partially offset by:

•	Special access revenues increased $185, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold in our ILEC territory. In addition, an increase in trunking from wireless carriers and a network reconfiguration from an IXC also added to the revenue increase in this category.

The decrease in directory advertising, billing and other services revenues of $2 was not material.

The decrease in telecommunication equipment sales of $290 was due to a $205 decrease in new equipment sales and a $75 decrease in post-sale support revenues. As noted above, these revenue sources for the most part are non-recurring in nature and are therefore subject to greater fluctuation on a quarterly basis. The first quarter of 2004 benefited from several large PBX sales, with revenues from that quarter totaled 31% of full year 2004 revenues.

Operating Expenses and Net Operating Income

Total operating expenses increased $524, or 2.6%, in the three-month period ended March 31, 2005 over the comparable period in 2004. The change was the result of increases in network and other operating expenses of $479 (3.4%) and depreciation and amortization expenses of $253 (5.5%), offset partially by decreases in state and local taxes of $32 (2.9%) and telecommunications equipment expenses of $176 (41.8%).

The increase in network and other operating expenses of $524, or 2.6%, was primarily due to:

•	Increases in direct costs associated with the growth in access lines and access line equivalents. Such direct costs include the fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base.

•	Increases in auditing and legal expenses of approximately $80 as a result of the continued increases in rules and regulations promulgated by various market governing bodies, most notably the requirements imposed by the Sarbanes-Oxley Act of 2002.

•	Increases in vehicle and building maintenance of approximately $90 due to the scheduling of when such repair and servicing projects are undertaken.

Combined labor and benefit expenses for the three-month period ended March 31, 2005 increased a modest 0.3% over the comparable period in 2004. For full year 2004, such expenses increased 2.0% (excluding the impact of the workforce reduction charges incurred in 2003 as previously noted). Payroll expense was up slightly as a result of the effects of the normal year over year wage increases and slight increases in the personnel serving our edge-out markets. Current benefit expenses (mostly composed of medical insurance premiums) declined slightly, primarily due to decreases in medical insurance premiums at the Company’s North Pittsburgh subsidiary as a result of an increase in employee co-payments as well as more favorable experience ratings received for our 2005 premiums (2003 and 2004 premium increases were abnormally large due to an unusually high number of severe medical cases which negatively impacted the experience rated portion of our insurance premiums). Aggregate postretirement benefit expenses, as outlined in more detail in Note 3 to the Condensed Consolidated Financial Statements included in this Form 10-Q, remained relatively constant, first quarter 2005 over first quarter 2004.

The increase in consolidated depreciation and amortization expenses of $253, or 5.5%, was the result of the depreciable asset base (gross property, plant and equipment) increasing by 4.3% over the course of the past year. Furthermore, a higher ratio of new additions reflected data-centric equipment, which have shorter useful lives than the Company’s average depreciable base.

The decrease in state and local taxes of $32 was not material.

The decrease in telecommunication equipment expenses of $176, or 41.8%, was attributable to decreases in the direct costs of goods for equipment sales, as the associated revenues declined $290 from the prior year.

Overall, the increase in total operating revenues of $215, coupled with the increase in total operating expenses of $524, resulted in a $309, or 4.3%, decrease in net operating income for the three-month period ended March 31, 2005 over the comparable prior year period.

Other Items

Interest expense decreased for the three-month period ended March 31, 2005 by $75 due to the continued scheduled pay-down of our Federal Financing Bank (FFB) notes and capital lease obligation.

Interest income increased by $190 during the three-month period ended March 31, 2005 due to higher average invested cash balances as well as a tripling of the average interest rate received on our temporary investments from the historically low rates earned in the first quarter of 2004.

Equity income of affiliated companies increased $516 in the three-month period ended March 31, 2005 over the comparable prior year period due mainly to a $525 increase in the amount of income generated from the Company’s limited partner interests in three wireless partnerships. These partnerships, all of which are majority owned and operated by Verizon Wireless, have continued to show strong growth in the number of customers and operating results. We are also benefiting from a reduction in the partnerships’ switching costs that became effective with the partnerships’ results of operations recorded in our second quarter of 2004, which we estimate has contributed approximately $225 to the overall increase in first quarter 2005 equity income over the prior year comparable quarter. While we expect that the earnings of the wireless partnerships will continue to improve during 2005, we do not anticipate the same magnitude of improvement as seen in 2004 ($2,537 increase for full year 2004). Although we will continue to benefit from the aforementioned reduction in switching costs, the incremental impact it had on 2004 earnings will most likely be non-repetitive in nature (that is, for 2005 comparison purposes, the last three quarters of 2004 would also have contained the lower switching rates).

The changes in sundry expense (net) were not material.

Liquidity and Capital Resources

	March 31, 2005	December 31, 2004
Cash and temporary investments	$44,006	$42,569
Working capital	$40,863	$39,157
Long-term debt (including current maturities)	$23,911	$24,682

Cash and temporary investments were $44,006 at March 31, 2005 as compared to $42,569 at December 31, 2004. The increase was a result of operating cash flows exceeding investment and financing requirements. Cash flows from operations were $6,797 for the three-month period ended March 31, 2005, a $1,302 decrease from the comparable prior year period. Cash flows from operations were negatively impacted by an $846 increase in discretionary contributions into the Company’s Pension Plan. We estimate that discretionary contributions to the Pension Plan will be similar for full year 2005 as compared to full year 2004. However, we accelerated the amount of our January contribution into the Pension Plan in comparison to last year. In addition, the first quarter of 2004 was positively impacted by improvements in accounts receivable collection, with an approximate $421 previously disputed receivable paid by a carrier in January of 2004. We do not expect the magnitude of the first quarter 2005 decrease (16.1%) in cash flows from operations to continue throughout the rest of the year as we anticipate the Pension Plan discretionary contributions for 2005 to be similar in amount to those in 2004 on a full year basis. In addition, the above mentioned accounts receivable collection was unique to the first quarter of 2004.

Cash flows used for investing activities were $1,588 for the three-month period ended March 31, 2005, an $888 decrease from the comparable prior year period. The decrease was primarily the result of a $750 decrease in expenditures for capital additions. We expect that a larger portion of our 2005 capital expenditure program will be spent in the second half of the year, although, in total, we estimate that the full year 2005 capital expenditure program may be approximately $1,000 less than the prior year program as 2004 included several large building renovations and expenditures for the majority of the core networking equipment for our planned VoIP product. Cash flows from investing activities were also positively impacted by a $113 increase in distributions received from our wireless partnerships.

We expended $3,772 during the three-month period ended March 31, 2005 for financing activities, which included cash dividends and the scheduled repayments of debt and capital lease obligations. The amount was $189 higher than the prior year period, mostly as a result of a $150 increase in dividends paid pursuant to a $.01 per share increase in the dividend paid during the first quarter of 2005 over that paid in the first quarter of 2004.

Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, dividend payment dates and other predictable cash needs. We expect to continue the investment of such excess funds throughout 2005, which should enable us to meet all short-term obligations.

Working capital levels at March 31, 2005 increased $1,706 from December 31, 2004, mostly due to the continued generation of cash flows from operations, which contributed to a $1,437 increase in cash and temporary investments (as discussed above).

The decrease in long-term debt was a result of scheduled principal repayments of $771 during the three-month period ended March 31, 2005. We funded 100% of our first quarter 2005 expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at March 31, 2005 to the FFB under this loan was $23,911, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of December 31, 2004 was $34,764. North Pittsburgh can draw against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of March 31, 2005, North Pittsburgh had approximately $3,979 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $100,454, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or make any other distributions to its shareholder, or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $9,476 of North Pittsburgh’s retained earnings was available for dividends and other distributions to the Registrant as of March 31, 2005. Taking into consideration these North Pittsburgh restrictions, approximately $52,961 of our consolidated retained earnings were available for dividends and other distributions to our shareholders as of March 31, 2005.

North Pittsburgh also has available through June of 2009 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1 1/2%. No borrowings have been taken against the line of credit and there are no commitment fees associated with it.

We expect cash flows provided by operating activities and cash reserves over the next twelve months to be sufficient to service long-term debt and capital lease obligations, to pay dividends and to finance all capital projects. We currently expect a capital expenditure program for 2005 in the range of $12,000 to $13,000. We expect to continue to have the necessary cash flows from operations and cash reserves to internally finance 100% of our projected capital expenditures. However, due to the low cost financing available through the RUS for qualified North Pittsburgh capital expenditures, we may request advancements from the RUS facility in the future.

We refer you to our Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2004 Form 10-K for a disclosure and discussion of our aggregate contractual obligations and purchase commitments as of December 31, 2004. There were no material changes in the specified contractual obligations and purchase commitments during the three-month period ended March 31, 2005. Scheduled payments of $771, $427 and approximately $86 were made to reduce the outstanding long-term debt, capital lease and operating lease obligations, respectively, during the first quarter of 2005.

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

Our North Pittsburgh subsidiary receives a portion of its interstate access revenues from pooling arrangements in which it participates with other telephone companies. Such pools, which are administrated by NECA, are funded by access service charges regulated by the FCC. Revenues earned through these pooling arrangements, which are based on nationwide average costs of the pooling companies applied to certain projected demand quantities, are initially recorded based on estimates and are subject to adjustments that may either increase or decrease the final amount of interstate revenues realized for a given period. Management monitors the activity of the pools and establishes accruals, if deemed necessary, for estimated obligations to the pool. The calculations used to record these revenues are complex and involve a variety of estimates, and it is therefore possible that the ultimate amount realized from the pools could differ materially from our estimates, although historically we have not experienced significant out-of-period adjustments to our revenues as a result of participating in these pools.

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

Pension and Other Postretirement Benefits

We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87 and SFAS No. 106. The key assumptions used in making these calculations are disclosed in Note 6 to our consolidated financial statements included in our 2004 Form 10-K. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plan, which is influenced by the historical performance of plan assets, asset allocation and other third-party studies. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

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

In March of 2003, North Pittsburgh received a request from a CLEC to negotiate an interconnection agreement. Accompanying the request for interconnection by the CLEC was a request for LNP. As a result of that request, North Pittsburgh implemented LNP capability in November of 2003. North Pittsburgh is still in negotiations with the requesting CLEC along with others which have requested to negotiate interconnection agreements since.

The North Pittsburgh implementation of LNP capability coincided with the FCC’s ordered deadline for certain ILECs, including North Pittsburgh, to implement wireline to wireless LNP by November 24, 2003. On January 19, 2004, the FCC extended the November 24, 2003 deadline until May 24, 2004 for certain rural local exchange carriers. However, because North Pittsburgh was already LNP capable, this extension did not apply to North Pittsburgh. The FCC’s Order regarding wireline to wireless LNP was challenged in court and, on March 11, 2005, the Court of Appeals issued its ruling. Under that ruling, North Pittsburgh and Penn Telecom will be required to provide wireline to wireless LNP once the FCC prepares and publishes a regulatory flexibility analysis in regard to the impact on small businesses affected by the FCC’s rule change. Wireline to wireless LNP, when fully implemented, may cause both North Pittsburgh and Penn Telecom to experience some loss of customers and the associated revenues, as customers will be able to migrate from wireline service to wireless service and still retain their current telephone numbers.

Triennial Review Order

On February 20, 2003, the FCC issued its TRO regarding the 1996 Act. In that Order, the FCC eliminated unbundling requirements for ILECs in regard to broadband services provided over fiber facilities but continued to require unbundled access to mass-market narrowband loops. In addition, ILECs were not required to unbundle packet switching services. The FCC further found that the high frequency portion of the loop, also referred to as line sharing, was no longer required to be provided as a UNE and would therefore be phased out over three years. Additionally, the FCC found that ILECs would no longer have to offer the local switching UNE to CLECs for business customers served by high-capacity loops. The states had 90 days to rebut this finding. For mass market customers served by narrowband loops, the FCC set out specific criteria that states shall apply to determine if switching should no longer be available as an UNE. Upon a state ruling eliminating switching as an UNE for mass market customers, the FCC set forth a three-year period for carriers to transition off UNE-P, which is a service that bundles UNE switching with other UNEs such as UNE loop to provide the entire local service platform.

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

On February 4, 2005, the FCC released its Order on Remand, setting forth the final rules regarding the unbundling obligations of the ILECs in response to the Appeals Court Decision. The FCC’s revised UNE rules now state that CLECs are not impaired without unbundled access to the UNE-P combination comprised of Local Switching and UNE Loop, or Shared Transport Call Related Databases, or Signaling Networks used in connection with Local Switching.

In addition, the FCC found that CLECs are not impaired at certain Wire Center locations in regard to high bandwidth (DS-1 and DS-3) loops, dark fiber loops and interoffice transport facilities based on such criteria as the number of Business Lines and Fiber-Based collocators within the wire center.

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

On February 10, 2005, Verizon Pennsylvania, Inc. notified Penn Telecom regarding Verizon’s implementation plan of the FCC Order on Remand. At the same time, Verizon also petitioned the PA PUC to institute an arbitration proceeding regarding amendments to interconnection agreements that it has with CLECs and cellular mobile radio service (CMRS) providers. While the FCC Remand Order was clear in regard to which unbundled elements are no longer required to be provided by ILECs, the definitions relating to the criteria for when a particular UNE is no longer required to be offered are still at issue and should be addressed in the arbitration proceeding.

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

With regard to the elimination of UNE-P, we currently provision 8% of our CLEC access lines (or 3% of our consolidated access lines) utilizing UNE-P. Although costs for UNE-P loops will increase over time in connection with the transition to higher tariff rates, or commercially negotiated rates, our relatively low use of UNE-P and the ability to migrate some of the lines to alternative provisioning methodologies will limit the overall impact on our current cost structure. Based on our interpretation of the rules concerning access to unbundled high capacity loops, interoffice transport facilities and dark fiber, we believe we will experience moderate increases in the overall cost to provision such loops and facilities during 2005 as a result of the FCC’s Order on Remand. We caution, however, that although the FCC’s Order on Remand defines impairment of such circuits based on a review of the number of business lines and fiber based collocators in a serving wiring center, the practical definitions of what constitutes a business line or fiber based collocator have yet to be decided.

In a separate matter, the PA PUC, which has the authority to set rates and terms for interconnection between carriers within the guidelines ordered by the FCC, has recently revised many of Verizon’s unbundled rates for loops as well as high capacity circuits. Although the revised rates reflect a mixture of both increases and decreases, based on the specific types of circuits and markets in which we operate, we should experience in 2005 an overall decrease in the average costs (on a per line basis) to provision our CLEC access lines as a result of the PA PUC action. The positive impact of the PA PUC revisions to Verizon’s rates should mitigate the negative impacts of the FCC’s Order on Remand, with the potential for slight decreases in the overall per line cost to provision access lines in our edge-out markets to be experienced for 2005. We caution, however, that Verizon has challenged the PA PUC’s revisions to Verizon’s rates in Federal court.

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

On December 20, 2003, Level 3 Communications, LLC, filed with the FCC a petition requesting that the FCC forbear from applying switched access charges to IP calls that utilize the PSTN. On March 21, 2005, Level 3 Communications, LLC withdrew its petition, therefore, no action will be taken in regard to this matter at this time.

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

Price Regulation

Effective January 22, 2001, under a statutory framework referred to as Chapter 30, North Pittsburgh moved from rate-of-return regulation in the intrastate jurisdiction to an alternative form of regulation, which is a price cap plan. Under North Pittsburgh’s price cap plan, rates for non-competitive intrastate services are allowed to increase based on an index that measures economy-wide price increases less a productivity offset. There is no limitation on earnings under this plan. The terms of the plan also allow North Pittsburgh to rebalance rates once each year to allow North Pittsburgh to gradually realign its intrastate rate structure on a more rational cost and market basis in order to meet future competition. In addition, as competition develops in the future, North Pittsburgh may file with the PA PUC to declare certain services competitive and thereby be freed from all rate regulation for those services. In return for approval of the alternative form of regulation, North Pittsburgh has committed to continue to upgrade its network in the future to ensure that all its customers will have access to broadband services. That Chapter 30 legislation expired due to legislative sunset provisions on December 31, 2003.

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

On February 25, 2005 North Pittsburgh filed an Amended Alternative Form of Regulation and Network Modernization Plan with the PA PUC pursuant to Act 183. In that filing, in addition to modifying its prior Chapter 30 Plan to comport with the new statute, North Pittsburgh committed to accelerate its deployment of a ubiquitous broadband network throughout its entire service area from the previous commitment date of December 31, 2015 to December 31, 2008. In return for making this commitment, North Pittsburgh will no longer be subject to a productivity offset when calculating the Price Stability Index component of its annual price stability mechanism filing. North Pittsburgh will also not have to contribute to certain new public policy funding obligations that were instituted as part of Act 183. The PA PUC is expected to act on North Pittsburgh’s amended plan by the end of the second quarter of 2005. If the PA PUC fails to act within 100 days of the filing date, the amended plan is deemed approved.

Other State Regulatory Matters

In addition to the PA PUC’s revision of Verizon’s unbundled rates previously discussed under the Triennial Review Order heading, there is another recent PA PUC proceeding that could impact North Pittsburgh and Penn Telecom. On December 16, 2004, the PA PUC adopted an Order instituting an investigation regarding the intrastate access charges and intraLATA toll rates of rural carriers in Pennsylvania, and the effect on those charges and rates if the PA PUC were to reduce disbursements from the Pennsylvania USF to the rural carriers or if it were to broaden the base of contributors to include carriers that do not currently pay into the fund. The proceeding will also address the ramifications of recent changes to the Pennsylvania Public Utility Code set forth in Act 183 that affect access rate setting for both rural LECs and CLECs. Under the Act 183 changes to the Public Utility Code, the PA PUC may not require a LEC to reduce intrastate access rates except on a revenue neutral basis. The new statute also sets limits on a CLEC’s ability to charge intrastate access rates higher than the ILECs in the area in which they are offering service. The procedures regarding the PA PUC’s implementation of these rate setting limitations will be determined in this access charge and USF proceeding. This proceeding may affect both North Pittsburgh’s and Penn Telecom’s ability to set access charge rates. The proceeding also may affect the amount of funding that North Pittsburgh receives from the Pennsylvania USF and the amounts that North Pittsburgh and Penn Telecom contribute to that fund. The outcome of this proceeding is unknown at this time, so we are unable to determine the impact the proceeding may have on the revenues of North Pittsburgh and Penn Telecom.

Recent Accounting Pronouncements

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

PART I

Item 3. Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes in reported market risks faced by the Company since the end of the Company’s preceding fiscal year on December 31, 2004.

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

NORTH PITTSBURGH SYSTEMS, INC.
(Registrant)

Date: May 10, 2005	/s/ H. R. Brown
H. R. Brown, President and Chief Executive Officer

Date: May 10, 2005	/s/ A. P. Kimble
A. P. Kimble, Vice President, Treasurer and
Chief Financial and Accounting Officer