Form 10-Q
period 2005-06-30
NORTH PITTSBURGH SYSTEMS INC
filed 2005-08-09
CIK 764765

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of August 5, 2005 was 15,005,000.

PART I

FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

North Pittsburgh Systems, Inc.:

We have reviewed the condensed consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries (the Company) as of June 30, 2005, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Pittsburgh, Pennsylvania

August 5, 2005

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(Amounts in Thousands – Except Per Share Data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2005	2004	2005	2004
Operating revenues:
Local network services	$7,862	$7,101	$15,731	$14,132
Long distance and access services	17,460	16,569	33,371	33,220
Directory advertising, billing & other services	359	353	714	711
Telecommunication equipment sales	522	501	847	1,116
Other operating revenues	3,179	2,846	6,380	5,637

Total operating revenues	29,382	27,370	57,043	54,816

Operating expenses:
Network and other operating expenses (exclusive of depreciation and amortization shown separately below)	13,936	14,430	28,572	28,586
Depreciation and amortization	4,893	4,705	9,774	9,335
State and local taxes	818	851	1,904	1,969
Telecommunication equipment expenses	369	367	614	787

Total operating expenses	20,016	20,353	40,864	40,677

Net operating income	9,366	7,017	16,179	14,139

Other income (expense), net:
Interest expense	(416)	(477)	(833)	(970)
Interest income	323	64	575	126
Equity income of affiliated companies	1,725	1,366	3,045	2,170
Sundry expense, net	(23)	(58)	(30)	(73)

Total other income (expense), net	1,609	895	2,757	1,253

Income before income taxes	10,975	7,912	18,936	15,392

Provision for income taxes	4,516	3,264	7,788	6,347

Net income	$6,459	$4,648	$11,148	$9,045

Weighted average common shares outstanding	15,005	15,005	15,005	15,005

Basic and diluted earnings per share	$.43	$.31	$.74	$.60

Dividends per share	$.19	$.18	$.37	$.36

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) June 30 2005	Dec. 31 2004
ASSETS
Current Assets:
Cash and temporary investments	$46,276	$42,569
Marketable securities available for sale	475	487
Accounts receivable:
Customers, net of allowance for doubtful accounts of $545 and $565, respectively	6,001	5,320
Access services, settlements and other	5,250	7,027
Unbilled revenues	601	591
Prepaid expenses	728	748
Inventories	1,625	1,539
Prepaid taxes other than income taxes	740	—
Deferred income taxes	1,073	1,199

Total current assets	62,769	59,480

Property, plant and equipment:
Land	475	475
Buildings	14,520	14,107
Equipment	202,924	200,484
Assets held under capital lease	10,498	10,498

	228,417	225,564

Less accumulated depreciation and amortization	156,970	148,730

	71,447	76,834

Construction in progress	4,035	3,212

Total property, plant and equipment, net	75,482	80,046

Investments	14,947	13,902
Intangible asset	824	824
Other assets	1,255	1,248

Total assets	$155,277	$155,500

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) June 30 2005	Dec. 31 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,085	$3,085
Obligation under capital lease	936	1,086
Accounts payable	4,531	6,322
Advance billings	1,808	1,714
Dividend payable	2,851	2,701
Other accrued liabilities	2,973	3,702
Federal and state income taxes	1,400	1,713

Total current liabilities	17,584	20,323

Long-term debt	20,055	21,597
Obligation under capital lease	4,173	4,588
Deferred income taxes	8,117	8,490
Accrued pension and postretirement benefits	11,781	13,038
Other liabilities	1,117	603

Total liabilities	62,827	68,639

Shareholders’ equity:
Capital stock: authorized 50,000 shares:
Common stock, par value $.15625; issued 15,040 shares and outstanding 15,005 shares	2,350	2,350
Preferred stock, par value $1.00; none issued	—	—
Capital in excess of par value	2,215	2,215
Retained earnings	90,423	84,827
Less cost of treasury stock (35 shares)	(508)	(508)
Accumulated other comprehensive loss	(2,030)	(2,023)

Total shareholders’ equity	92,450	86,861

Total liabilities and shareholders’ equity	$155,277	$155,500

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Six Months Ended June 30
	2005	2004
Cash from operating activities:
Net income	$11,148	$9,045
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,774	9,335
Equity income of affiliated companies	(3,045)	(2,170)
Changes in assets and liabilities:
Accounts receivable and unbilled revenues	1,086	606
Inventories	(86)	10
Prepaid expenses and other assets	13	279
Prepaid taxes other than income taxes	(740)	(688)
Accounts payable and advanced billings	(1,697)	(509)
Other accrued liabilities	(215)	(275)
Accrued pension and postretirement benefits	(1,257)	(1,242)
Federal and state income taxes	(313)	(1,326)
Deferred income taxes	(242)	(240)
Other, net	(82)	201

Total adjustments	3,196	3,981

Net cash from operating activities	14,344	13,026

Cash used for investing activities:
Expenditures for property and equipment	(5,128)	(5,978)
Purchase of marketable securities available for sale	—	(25)
Distributions from affiliated companies	2,000	1,783

Net cash used for investing activities	(3,128)	(4,220)

Cash used for financing activities:
Cash dividends	(5,402)	(5,252)
Payments of capital lease obligation	(565)	(527)
Retirement of debt	(1,542)	(1,542)

Net cash used for financing activities	(7,509)	(7,321)

Net increase in cash and temporary investments	3,707	1,485

Cash and temporary investments at beginning of period	42,569	32,026

Cash and temporary investments at end of period	$46,276	$33,511

Supplemental disclosure of cash flow information:
Interest paid	$861	$979
Income taxes paid	$8,418	$7,916

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in Thousands)

(1) Basis of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by North Pittsburgh Systems, Inc. (hereafter referred to as the Registrant, the Company, we, us or our), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Company’s wholly owned subsidiaries, North Pittsburgh Telephone Company (North Pittsburgh), Penn Telecom, Inc. (Penn Telecom) and Pinnatech, Inc. (Pinnatech). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments necessary to present fairly the results of operations for the interim periods have been reflected. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying condensed consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying condensed consolidated financial statements.

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2005	2004	2005	2004
Net income	$6,459	$4,648	$11,148	$9,045
Unrealized loss on marketable securities including reclassification adjustments, net of tax	(2)	(7)	(7)	(4)

Comprehensive income	$6,457	$4,641	$11,141	$9,041

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

Pursuant to North Pittsburgh’s collective bargaining agreement negotiated during 2004, eligibility for the Pension Plan is limited to those employees whose active service with North Pittsburgh commenced prior to November 1, 2004. Any employees hired on or after November 1, 2004 are not eligible to participate in the Pension Plan. Instead, for those employees covered by the collective bargaining agreement but hired on or after November 1, 2004, North Pittsburgh will contribute an amount equal to 2% of the employee’s gross wages into a union sponsored 401(k) plan. All employees hired by North Pittsburgh on or after November 1, 2004 who are not covered by the collective bargaining agreement are eligible to participate in North Pittsburgh’s 401(k) plan, in which the Company makes contributions based on the gross wages of the employees as well as on a specified percentage of each participating employee’s contributions.

Eligible retirees of North Pittsburgh are provided healthcare benefits under an unfunded plan until the retiree reaches Medicare eligibility (currently 65 years of age) and life insurance benefits based on a specified percentage of pre-retirement salary until the retiree reaches the age of 65, at which time the coverage is limited to $5. The costs associated with these plans are reflected in the “Other Postretirement Benefits” table that follows.

Components of Net Periodic Benefit Cost:

The following table summarizes the components of net periodic benefit cost:

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Service cost	$371	$331	$742	$663
Interest cost	724	690	1,448	1,380
Expected return on plan assets	(795)	(716)	(1,590)	(1,433)
Amortization of prior service cost	35	31	71	63
Amortization of transition asset	(38)	(38)	(77)	(77)
Recognized actuarial loss	133	116	266	232

Net periodic benefit cost	$430	$414	$860	$828

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Service cost	$87	$88	$175	$177
Interest cost	168	171	336	341
Amortization of prior service cost	(1)	(1)	(3)	(3)
Recognized actuarial loss	55	59	110	119

Net periodic benefit cost	$309	$317	$618	$634

North Pittsburgh also has a nonqualified supplemental pension plan covering former and current employees, which provides for incremental pension payments to the extent that income tax regulations limit the amount payable from North Pittsburgh’s qualified defined benefit Pension Plan. Pension expense for the supplemental plan for the three-month periods ended June 30, 2005 and 2004 was $63 and $55, respectively, and for the six-month periods ended June 30, 2005 and 2004 was $126 and $110, respectively.

Employer Contributions:

The Company disclosed in its financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K) that the Company expected to make discretionary contributions totaling $2,500 to its Pension Plan in 2005. Due to elective additional tax-deductible contributions made in both 2003 and 2004, no minimum contribution to the Pension Plan is required in 2005. However, the Company made tax-deductible discretionary contributions of $2,000 and $500 in January and June of 2005, respectively.

Contributions for the other postretirement benefit plans are made on a pay-as-you-go basis, with total contributions of $360 having been made during the six-month period ended June 30, 2005. The $360 of contributions for the first half of 2005 were in line with the expected annual contributions of $719 disclosed in the Company’s 2004 Form 10-K.

(4) Transactions with Related Parties

Since 1998, we have had an agreement to obtain certain data processing functions from a third party processor (Processor), which is a member of the Armstrong Group of Companies (the Armstrong Group). We are related to the Armstrong Group by a common shareholder and former director who served on the Company’s Board of Directors through May of 2005. Payments to the Processor under this agreement were $1,556 and $1,421 for the six-month periods ended June 30, 2005 and 2004, respectively. Also, we paid $144 and $119 in each of those same periods to the law firms of two members of the Board of Directors for various legal services. As of June 30, 2005, we had amounts outstanding of $310 and $73 to the Processor and law firms, respectively.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard Communications, LLP (Boulevard), a competitive access provider jointly owned by us and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $13 for both six-month periods, and total expenses incurred from receiving services from Boulevard were approximately $87 and $99 for the six-month periods ended June 30, 2005 and 2004, respectively. We also provide, in the ordinary course of business, telecommunications and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $81 and $79, for those same periods, respectively. The amounts outstanding from and/or due to Boulevard and the companies in the Armstrong Group were negligible as of June 30, 2005.

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

In May 2004, the FASB issued FASB Staff position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on the accounting for the effects of the new Medicare prescription drug benefit available to employers who sponsor postretirement health care plans that provide a benefit that is at least actuarially equivalent to the drug benefit provided under Medicare Part D. FSP 106-2 was effective for the first interim reporting period beginning after June 15, 2004. The Company’s current accumulated projected benefit obligation and net periodic postretirement benefit cost do not reflect any amount associated with the federal subsidy provided by that Act. Medical coverage, including prescription drug benefits, provided by the North Pittsburgh postretirement benefit plan ceases when the retiree becomes Medicare eligible (currently age 65). The adoption of FSP 106-2 did not impact the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143”. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the potential impact of this accounting interpretation on our results of operations and financial position.

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

Overview

We are a telecommunications company with annualized revenues of over $100 million. Our original core business, which dates back to 1906, consisted primarily of providing telecommunications services in our Incumbent Local Exchange Carrier (ILEC) territory, which today covers approximately 285 square miles and is located north of the City of Pittsburgh, Pennsylvania. In 1995, as the Internet was still in its relatively early stages, we purchased a small Internet Service Provider (ISP) as a segue into that area of the communications marketplace. During 1999, we began to expand our business beyond our ILEC territory via a Competitive Local Exchange Carrier (CLEC) edge-out strategy. In addition, from 1997 through 2001, we invested approximately $83 million in our ILEC territory to upgrade the majority of our network and to deploy a Carrier Serving Area (CSA) architecture in order to allow us to offer advanced broadband products.

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

North Pittsburgh Telephone Company

North Pittsburgh, our ILEC, was founded in 1906 and operates in an approximately 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. We provide service to approximately 71,500 business and residential access lines in our ILEC territory. Over the past decade, our ILEC territory has experienced very robust population growth due to the continued expansion of suburban communities into our serving area, with the southernmost point of our territory only 12 miles from the City of Pittsburgh. According to the most recent census, the population in our ILEC service territory grew 14.3% from 1990 to 2000. Although no formal census has been published since 2000, business activity and new housing starts have remained robust in our territory over the last several years and census estimates, which are published on a yearly basis, continue to show population growth.

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

Our sales strategy in our edge-out markets has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and healthcare facilities, offering local and long distance voice services as well as broadband services. Our fiber-based network, comprised of multiple rings, enables us to compete against Verizon and other CAPs to offer high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other CLECs. As of June 30, 2005, Penn Telecom served 39,260 dial tone access lines and 22,004 access line equivalents1, for a grand total of 61,264 equivalent access lines2.

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

Broadband growth has been a bright spot in the overall industry over the past several years. However, the broadband market is very competitive, with little differentiation to the end-user customer between products offered by telephone, cable and satellite companies. As such, pricing has been the main focus in winning new customers and retaining existing customers. Although the costs to deliver broadband technologies have decreased over the past several years, margins have continued to be squeezed by pricing decreases to customers.

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

The 1996 Act primarily deals with regulations concerning intra-modal competition—that is, competition among traditional wireline companies. At the same time, however, we have begun to experience a great deal of inter-modal competition from wireless carriers and cable companies. We view these facilities based competitors to be the most formidable, as these companies can totally bypass our existing networks.

Highlights and Outlook

Net income for the six-month period ended June 30, 2005 was $11,148, or $.74 per share, as compared to $9,045, or $.60 per share, for the comparable prior year period. The $2,103 increase in net income was predominately a result of an increase in earnings recorded from the Company’s investment in three wireless partnerships, an increase in income recorded from the Company’s temporary investments and the favorable impact of a settlement agreement reached with a carrier in the second quarter of 2005. The $2,404 settlement, which covered the exchange of traffic between North Pittsburgh and the carrier over a multi-year period of time, resulted in a $1,604 increase in revenues and a $800 decrease in operating expenses. On an after tax basis, the settlement contributed $1,406 to the increase in net income.

Revenues for the six-month period ended June 30, 2005 increased $2,227, or 4.1%, over the prior year comparable period. The impact from the aforementioned settlement contributed $1,604 to this increase. Revenues from all other sources increased $623, or 1.1%, in the six-month period ended June 30, 2005 over the prior year comparable period. The majority of this growth was attributable to our ability to continue to effectively penetrate our edge-out markets as well as expand our broadband service offerings. As was our experience also for the full year 2004, in which our full year revenue growth rate of 2.6% was lower than recent historical rates, our ability to grow end-user revenues by adding customers in our CLEC markets and expanding our broadband service offerings has been partially offset by decreases in access revenues. The phase down of Penn Telecom’s interstate access rates in conjunction with the FCC’s Access Charge Reform Order, decreases in access and transit rates charged for wireless traffic and decreases in the National Exchange Carrier Association (NECA) average schedule formulas used to determine North Pittsburgh’s interstate revenue requirement, as well as some regulatory modifications and other events which have diminished the Company’s ability to earn above the historical allowable rate of return, have caused access revenues to decrease. In addition, a $269 decrease in telecommunication equipment sales, which is our only notable revenue source that is non-recurring in nature and therefore subject to greater fluctuation, also negatively impacted our revenue growth rate for the first six months of 2005 as compared to the prior year comparable period.

Although the 1.1% revenue growth rate discussed above for the first six months of 2005 is currently below the 2.6% growth rate experienced for full year 2004, several of the decreases in intercarrier compensation rates described above occurred in June and July of 2004, respectively. The impact of those access rate decreases on our revenue growth rate therefore should not be as great in the second half of 2005, as the majority of the comparable 2004 period was also subject to the same access rate decreases. We do caution, however, that further modifications to intercarrier compensation and universal service rules and regulatory policies, which we are unable to reasonably predict, could result in further decreases in our access revenues.

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

Total operating expenses for the six-month period ended June 30, 2005 increased $187, or 0.5%, over the prior year comparable period. The current year period benefited, though, from the $800 cumulative reduction to operating expenses associated with the aforementioned settlement. All other operating expenses increased $987, or 2.4%, in the six-month period ended

June 30, 2005 over the prior year comparable period. This increase in operating expenses was predominately due to increases in the direct costs associated with the growth in access lines and access line equivalents, such as fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not wholly provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base. In addition, depreciation expense increased as a result of an increase in our depreciable asset base.

For the remainder of 2005, we expect our operating costs to increase at a slightly greater rate than the 2.0% increase experienced for full year 2004 (the 2.0% figure for 2004 excludes the impact of $2,725 in charges associated with a workforce reduction in 2003, which impacted year over year comparable results). The positive year over year benefits of the decreases in depreciation expense and cost of contracted operational support system (OSS) services experienced in 2004 were mostly the result of 2003 including the higher depreciation and OSS costs, respectively. For 2005 comparative purposes, both years will include the benefits of the reduced costs. We also have begun to implement several new software systems, including a workforce management system and an automated switch provisioning system, and we expect to implement a new billing and OSS platform at our CLEC in the near future. We believe that these systems will improve our cost structure and operational efficiencies over the long-term. However, it is typical that the implementation costs for such projects will exceed the cost savings in the first year. In addition, we anticipate rolling out our new VoIP product in the second half of 2005. We expect, however, that the costs associated with the roll-out in the first year will likely exceed the first year benefits.

With respect to our operating costs in our edge-out CLEC markets, we continue to monitor the developments in the FCC’s Triennial Review Order (TRO). Based on our interpretation of the most recent authoritative guidelines (the FCC’s Order on Remand released on February 4, 2005), we do not believe that the Order will have a material impact on our cost structure. Currently, we provision only 8% of our CLEC access lines (which represents only 3% of our consolidated access lines) utilizing Unbundled Network Element Platform (UNE-P) loops. Although costs for UNE-P loops will increase over time, our relatively low use of UNE-P and the ability to migrate some of the lines to alternative provisioning methodologies will limit the overall impact. Based on our interpretation of the rules concerning access to unbundled high capacity loops, interoffice transport facilities and dark fiber, we believe we will experience moderate increases in the overall cost to provision such loops and facilities in the future. However, we caution that although the FCC’s Order on Remand defines impairment of such circuits based on a review of the number of business lines and fiber-based collocators in a serving wiring center, the practical definitions of what constitutes a business line or fiber-based collocator have yet to be decided. In a separate matter, the Pennsylvania Public Utility Commission (PA PUC) has recently revised many of Verizon’s unbundled rates for loops as well as high capacity circuits. Although the revised rates reflect a mixture of both increases and decreases, based on the specific types of circuits and markets in which we operate, we have experienced in 2005 an overall slight decrease in the average costs (on a per line basis) to provision our CLEC access lines. Verizon has challenged the PA PUC’s revisions of these Verizon rates in Federal court.

Our cost structure is heavily weighted towards labor and depreciation. As such, there is not a great deal of direct correlation between our revenues and our largest operating expenses. We have taken steps to address our overall labor costs, including the workforce reduction program implemented in 2003, the continuing use of attrition to manage our workforce levels and using our excess cash reserves to make additional contributions into the North Pittsburgh Pension Plan over the past several years. In addition, pursuant to a renegotiated collective bargaining agreement in 2004 covering our North Pittsburgh subsidiary, future hires are not eligible to participate in the North Pittsburgh Pension Plan. Although we will not see any immediate benefits from this in 2005 and estimate only modest benefits in the next few years thereafter, the long-term impact should be a reduction in postretirement benefit expenses, which currently exceed $3,000 per year.

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

In addition, we have benefited from investments made in the last two decades in wireless partnerships, all of which today are majority owned and operated by Verizon Wireless. Instead of deploying the majority of our investment capital into forming and operating our own wireless business, which would be at a tremendous disadvantage competing in a market dominated by national carriers with billions of dollars in capital resources, we alternatively invested in three wireless partnerships serving Pittsburgh and other portions of Western Pennsylvania. Total equity income recorded from our investments in the wireless partnerships increased $898 in the first six months of 2005 over the prior year comparable period.

Our financial condition and balance sheet have continually improved over the last several years through prudent investment strategies and strong cash flows generated from operating activities. Unlike many telecommunication companies that have substantially leveraged their businesses, we have a greater amount of cash and temporary investments on hand ($46,276) than our total debt outstanding ($23,140). Our financial condition gives us the ability to invest in new products and/or opportunities and the flexibility to continue to evaluate ways to create greater shareholder value, whether through our dividend policy, stock repurchases or other investment opportunities.

The following discussion should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, included in this quarterly report and with our audited financial statements, and notes thereto, included in our 2004 Form 10-K.

Results of Operations for the Six Months Ended June 30, 2005 and 2004

Net income for the six-month period ended June 30, 2005 was $11,148, or $.74 per share, compared to net income of $9,045, or $.60 per share, for the comparable prior year period. The increase in net income was attributable to the following factors:

Operating Revenues

Total operating revenues increased $2,227, or 4.1%, in the six-month period ended June 30, 2005 over the comparable period in 2004. This increase was the result of increases in local network services revenues of $1,599 (11.3%), long distance and access services revenues of $151 (0.5%), directory advertising, billing and other services revenues of $3 (0.4%) and other operating revenues of $743 (13.2%), offset partially by a decrease in telecommunication equipment sales of $269 (24.1%).

Increases in local network services revenues of $1,599, or 11.3%, were primarily attributable to the following factors:

•	Local dial tone revenues increased $904, partially as a result of total access lines (including CLEC) growing by 5,619 lines, or 5.3%, from 105,099 access lines as of June 30, 2004 to 110,718 access lines as of June 30, 2005. More specifically, the total growth was a result of a 7,583 access line increase in our edge-out markets offset partially by a 1,964 access line decrease in our ILEC market. Also contributing to the increase was an approximate $720 increase in local dial tone revenues due to a revenue neutral rate re-balancing at North Pittsburgh during January of 2005, which increased local residential and business rates and decreased intrastate access rates.

•	Vertical feature revenues (which include revenues from custom calling features such as voicemail, caller ID, call waiting, etc.) increased $217, mostly as a result of the growth in access lines and the up-selling of these features in bundled packages.

•	Local reciprocal compensation revenues increased $278 as we benefited from being able to bill for traffic above the growth cap set in the original FCC Order on Intercarrier Compensation for ISP-Bound Traffic pursuant to the forbearance granted by the FCC in October of 2004 in the Petition of Core Communications, Inc.

The increase in long distance and access services revenues3 of $151, or 0.5%, was primarily attributable to the following factors:

•	Special access revenues increased $295, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold in our ILEC territory. In addition, an increase in trunking from wireless carriers and a network reconfiguration from an IXC also added to the revenue increase in this category.

•	Overall toll revenues increased $15. We have continued to be successful in bundling toll in our edge-out markets (in which the number of access lines grew by 7,583), with nearly an

[3]	The Company records and analyzes into three main components the elements that comprise the long distance and access services revenue category. The first category, access revenues, reflects mainly per minute of use (MOU) sensitive access charges, universal service revenues received by the Company and end-user interstate access line charges assessed on customer bills. The second category, special access, reflects the revenues received from high capacity circuits (primarily DS-1s, DS-3s and OC-3s) that are: 1) provided directly to end-user customers, both in the Company’s ILEC and CLEC territories; 2) provisioned to other telecommunication carriers for connection to their end-user customers; and 3) provisioned for inter-office trunking and transport and are billed under the special access tariff. The third category, toll, represents amounts billed to end-users for metro-area, intraLATA, interLATA and international toll.

80% subscription rate. Our ability to increase our customer base has been offset by continuing pricing pressures from the introduction of aggressively priced flat rate toll packages from other competitors and VoIP providers and intense pricing competition in the wireless market.

These special access and toll revenue increases were partially offset by access revenue decreases of $159, primarily due to the following factors:

•	First, as described in the text above that discusses local network service revenues, there was an approximate $720 reduction in North Pittsburgh’s intrastate access revenues in conjunction with the revenue neutral rate re-balancing that increased North Pittsburgh’s local residential and business rates and decreased its intrastate access rates.

•	Second, as also discussed above, changes in NECA average schedule formulas used to determine North Pittsburgh’s interstate revenue requirement as well as some regulatory modifications and other events that have diminished North Pittsburgh’s ability to earn above the historical allowable rate of return have caused these interstate revenues to decrease approximately $550.

•	Third, in conjunction with the FCC’s Access Charge Reform Order, Penn Telecom’s interstate access rates have been phased down over a three-year period that began in 2001. The final phase down decrease, which adjusted Penn Telecom’s rates to mirror the incumbents’ rates, was effective June 20, 2004 and resulted in an approximate $40 per month decrease in access revenues. Although interstate access revenues for Penn Telecom will decline for full year 2005 over 2004, the majority of that comparative revenue decrease will have been concentrated in the first half of 2005 over the first half of 2004, because the revenue prior to June 20, 2004 was at the higher pre-final phase down rate.

•	Fourth, reductions in wireless intercarrier compensation rates contributed to a $334 decrease in access revenues received from wireless carriers, despite an increase in billable MOUs. We expect to see a decrease in access revenues from wireless carriers for full year 2005, due to the fact that the majority of the decreases in rates were effective in the beginning of the third quarter of 2004. As such, 2005 will reflect a full year of the reduced rates while the full year 2004 experienced the reduced rates for only the last six months in 2004. However, similar to the discussion in the preceding paragraph, the majority of that comparative revenue decrease will have been concentrated in the first half of 2005 over the first half of 2004.

•	These offsetting factors were partially mitigated in the second quarter of 2005 by the positive impact of the settlement between North Pittsburgh and a carrier, resulting in a $1,604 increase in terminating access revenues realized over that amount which had been estimated and accrued over a multi-year period. Concurrent with the execution of the settlement agreement, North Pittsburgh also executed an interconnection agreement with the carrier. Based solely an a static analysis (assuming constant MOUs, jurisdictional splits of traffic and access rates), we anticipate that North Pittsburgh’s revenues will benefit by approximately $200 on an annualized basis as a result of the difference between the final rates and terms of the interconnection agreement in comparison to those used historically in our estimates.

The increase in directory advertising, billing and other services revenues of $3 was not material.

The increase in other operating revenues of $743, or 13.2%, was partially due to the $377 growth in DSL and multi-megabit Ethernet revenues. Combined DSL lines (both wholesale and retail) sold increased from 11,028 as of June 30, 2004 to 13,335 as of June 30, 2005. Also, over the last twelve months, we have introduced a multi-megabit Ethernet product that can deliver speeds from 3 to 20 megabits, surpassing the existing top speed of our DSL product. Currently geared mostly for business applications, the multi-megabit Ethernet product experienced a growth of 112 circuits over the twelve-month period ended June 30, 2005. Revenues earned from other Internet related products and services, such as web development services, also increased over the prior year comparable period. In addition, aggregate revenue write-offs improved as the prior year six-month period included write-offs for some ISPs while the current year six-month period benefited from the recovery of a previously written-off carrier receivable.

The decrease in telecommunication equipment sales of $269, or 24.1%, was primarily due to a $117 decrease in new equipment sales and a $129 decrease in post-sale support revenues. As noted above, these revenue sources for the most part are non-recurring in nature and are therefore subject to greater fluctuation on a comparable period basis. However, over the past several years, the long-term trend for these revenues has shown a decline, mostly as a result of continuous price competition.

Operating Expenses and Net Operating Income

Total operating expenses increased $187, or 0.5%, in the six-month period ended June 30, 2005 over the comparable period in 2004. The change was the result of an increase in depreciation and amortization expenses of $439 (4.7%), offset partially by decreases in network and other operating expenses of $14 (0.1%), state and local taxes of $65 (3.3%) and telecommunications equipment expenses of $173 (22.0%).

The increase in consolidated depreciation and amortization expenses of $439, or 4.7%, was the result of the depreciable asset base (gross property, plant and equipment) increasing by 4.0% over the course of the past year. Furthermore, a higher ratio of new additions reflected data-centric equipment, which has shorter useful lives than the Company’s average depreciable base.

The decrease in network and other operating expenses of $14, or 0.1%, was primarily due to the fact that the second quarter of 2005 contained the positive impact of the aforementioned settlement between North Pittsburgh and a carrier, resulting in a cumulative $800 reduction in traffic termination costs from the amount that was estimated and accrued over a multi-year period. As previously discussed, North Pittsburgh also concurrently executed an interconnection agreement with the carrier. However, the amount of traffic that North Pittsburgh terminates to the carrier has decreased approximately 70% over the past several years, and we therefore do not expect the final rates and terms of the interconnection agreement to have a material impact on our operating expenses on a going forward basis.

All other network and other operating expenses increased $786, or 2.7%, in the six-month period ended June 30, 2005 over the prior year comparable period. This increase was mostly the result of:

•	Increases in direct costs associated with the growth in access lines and access line equivalents. Such direct costs include the fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base.

•	Increases in auditing and legal expenses of approximately $125 as a result of the continued increases in requirements imposed by rules and regulations promulgated by various market governing bodies, most notably the requirements imposed by the Sarbanes-Oxley Act of 2002.

•	Increases in combined labor and benefit expenses of approximately $300, or 2.1%, for the six-month period ended June 30, 2005 over the comparable period in 2004. For full year 2004, such expenses increased 2.0% (excluding the impact of the workforce reduction charges incurred in 2003 as previously noted). Payroll expense was up slightly as a result of the effects of the normal year over year wage increases. Current benefit expenses (mostly composed of medical insurance premiums) declined slightly, primarily due to decreases in medical insurance premiums at the Company’s North Pittsburgh subsidiary as a result of an increase in employee co-payments as well as more favorable experience ratings received for our 2005 premiums (2003 and 2004 premium increases were abnormally large due to an unusually high number of severe medical cases which negatively impacted the experience-rated portion of our insurance premiums). Aggregate postretirement benefit expenses, as outlined in more detail in Note 3 to the Condensed Consolidated Financial Statements included in this Form 10-Q, remained relatively constant, first six months of 2005 over first six months of 2004.

The decrease in state and local taxes of $65 was not material.

The decrease in telecommunication equipment expenses of $173, or 22.0%, was attributable to decreases in the direct costs of goods for equipment sales, as the associated revenues declined $269 from the prior year comparable period.

Overall, the increase in total operating revenues of $2,227, coupled with the increase in total operating expenses of $187, resulted in a $2,040, or 14.4%, increase in net operating income for the six-month period ended June 30, 2005 over the comparable prior year period. As discussed above, the primary contributing factor to the increase in net operating income was the $2,404 North Pittsburgh settlement. Operating income from all other sources for the six-month period ended June 30, 2005 declined $364, or 2.6%, over the comparable prior year period.

Other Items

Interest expense decreased for the six-month period ended June 30, 2005 by $137 due to the continued scheduled pay-down of our Federal Financing Bank (FFB) notes and capital lease obligation.

Interest income increased by $449 during the six-month period ended June 30, 2005 due to higher average invested cash balances as well as a tripling of the average interest rate received on our temporary investments from the historically low rates earned in the first half of 2004.

Equity income of affiliated companies increased $875 in the six-month period ended June 30, 2005 over the comparable prior year period, due mainly to a $898 increase in the amount of income generated from the Company’s limited partner interests in three wireless partnerships. These partnerships, all of which are majority owned and operated by Verizon Wireless, have continued to show strong growth in the number of customers and operating results. We are also benefiting from a reduction in the partnerships’ switching costs that became effective with the partnerships’ results of operations recorded in our second quarter of 2004, which we estimate has contributed approximately $225 to the overall increase in equity income (the positive comparative impact was experienced primarily in the first quarter 2005 over first quarter 2004 results). While we expect that the earnings of the wireless partnerships will continue to improve during 2005, we do not anticipate the same magnitude of improvement in our equity income of affiliated companies as seen in 2004 ($2,537 increase for full year 2004). Although we will continue to benefit from the aforementioned reduction in switching costs, the incremental impact it had on 2004 earnings will most likely be non-repetitive in nature (that is, for 2005 comparison purposes, the last three quarters of 2004 would also have contained the lower switching costs).

The changes in sundry expense (net) were not material.

Results of Operations for the Three Months Ended June 30, 2005 and 2004

Fluctuations in revenue, operating expenses and other income (expenses) for the three-month period ended June 30, 2005, as compared to the same quarterly period in 2004, were generally attributable to the same reasons discussed in the six-month comparison with the exceptions of the following:

Long distance and access services revenues increased $891, or 5.4%, for the three-month period ended June 30, 2005 as compared to the same quarterly period in 2004, in contrast to a six-month year-to-date increase of $151, or 0.5%. The larger percentage increase for the second quarterly period of 2005 as compared to the six-month period was due to the fact that the second quarter of 2005 contained the positive impact of the aforementioned settlement between North Pittsburgh and a carrier, resulting in a $1,604 increase in terminating access revenues realized over that amount which had been estimated and accrued over a multi-year period. Long distance and access services revenues from all other sources decreased $713, or 4.3%, for the second quarter of 2005, and $1,453, or 4.4%, for the six-month year-to-date period, over the comparable prior year periods.

Telecommunication equipment sales increased $21, or 4.2%, for the three-month period ended June 30, 2005 as compared to the same quarterly period in 2004, in contrast to a six-month year-to-date decrease of $269, or 24.1%. As the majority of our revenue from this category is non-recurring in nature, quarter over quarter comparisons can be impacted by the timing of when some of our larger installations occur. Correspondingly, telecommunication equipment expenses increased $2 in the second quarter of 2005 over the prior year second quarter, in contrast to a six-month year-to-date decrease of $173.

Network and other operating expenses decreased $494, or 3.4%, for the three-month period ended June 30, 2005 as compared to the same quarterly period in 2004, in contrast to a six-month year-to-date decrease of $14, or 0.1%. The larger percentage decrease for the second quarterly period of 2005 as compared to the year-to-date period was due to the fact that the second quarter of 2005 contained the positive impact of the aforementioned settlement between North Pittsburgh and a carrier, resulting in a cumulative $800 reduction in traffic termination costs from the amount that was estimated and accrued over a multi-year period. All other network and other operating expenses increased $306, or 2.1%, for the second quarter of 2005, and $786, or 2.7%, for the six-month year-to-date period, over the comparable prior year periods.

Liquidity and Capital Resources

	June 30, 2005	December 31, 2004
Cash and temporary investments	$46,276	$42,569
Working capital	$45,185	$39,157
Long-term debt (including current maturities)	$23,140	$24,682

Cash and temporary investments were $46,276 at June 30, 2005 as compared to $42,569 at December 31, 2004. The increase was a result of operating cash flows exceeding investment and financing requirements. Cash flows from operations were $14,344 for the six-month period ended June 30, 2005, a $1,318 increase from the comparable prior year period. Cash flows from operations were positively impacted by the receipt of the $2,404 in cash from the aforementioned

North Pittsburgh settlement, although for period over period comparison purposes, the 2004 six-month period was positively impacted by the collection of an approximate $421 previously disputed receivable paid by a carrier in January of 2004. We do not expect the magnitude of the increase (10.1%) in cash flows from operations for the six-month period ended June 30, 2005 to continue throughout the rest of the year as the North Pittsburgh settlement was unique to the second quarter of 2005. In addition, the federal income taxes due on the North Pittsburgh settlement will be included in the third quarter 2005 estimated tax payment.

Cash flows used for investing activities were $3,128 for the six-month period ended June 30, 2005, a $1,092 decrease from the comparable prior year period. The decrease was primarily the result of an $850 decrease in expenditures for capital additions. We estimate that the full year 2005 capital expenditure program may be approximately $1,000 to $2,000 less than the prior year program, because 2004 included several large building renovations and expenditures for the majority of the core networking equipment for our planned VoIP product. Cash flows from investing activities were also positively impacted by a $217 increase in distributions received from our partnership investments.

We expended $7,509 during the six-month period ended June 30, 2005 for financing activities, which included cash dividends and the scheduled repayments of debt and capital lease obligations. The amount was $188 higher than the prior year period, mostly as a result of a $150 increase in dividends paid pursuant to a $.01 per share increase in the dividend paid during the first quarter of 2005 over that paid in the first quarter of 2004.

Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, dividend payment dates and other predictable cash needs. We expect to continue the investment of such excess funds throughout 2005, which should enable us to meet all short-term obligations.

Working capital levels at June 30, 2005 increased $6,028 from December 31, 2004, mostly due to the continued generation of cash flows from operations, which contributed to the increase in cash and temporary investments (as discussed above).

The decrease in long-term debt was a result of scheduled principal repayments of $1,542 during the six-month period ended June 30, 2005. We funded 100% of our year-to-date 2005 expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at June 30, 2005 to the FFB under this loan was $23,140, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of June 30, 2005 was $34,764. North Pittsburgh can draw against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of June 30, 2005, North Pittsburgh had approximately $3,608 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $87,070, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or make any other distributions to its shareholder, or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $3,701 of North Pittsburgh’s retained earnings was available for dividends and other distributions to the Registrant as of June 30, 2005. The Registrant has no restrictions on the amount of its retained earnings that are available for dividends and other distributions to its shareholders as of June 30, 2005. However, because of the aforementioned North Pittsburgh restrictions on dividends and distributions, the portion of our total cash and temporary investments available for dividends and other distributions to our shareholders as of June 30, 2005 was $35,060.

North Pittsburgh also has available through June of 2009 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1 1/2%. No borrowings have been taken against the line of credit and there are no commitment fees associated with it.

We expect cash flows provided by operating activities and cash reserves over the next twelve months to be sufficient to service long-term debt and capital lease obligations, to pay dividends and to finance all capital projects. We currently expect a capital expenditure program for 2005 in the range of $11,000 to $12,000. We expect to continue to have the necessary cash flows from operations and cash reserves to internally finance 100% of our projected capital expenditures. However, due to the low cost financing available through the RUS for qualified North Pittsburgh capital expenditures, we may request advancements from the RUS facility in the future.

We refer you to our Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2004 Form 10-K for a disclosure and discussion of our aggregate contractual obligations and purchase commitments as of December 31, 2004. There were no material changes in the specified contractual obligations and purchase commitments during the six-month period ended June 30, 2005. Scheduled payments of approximately $2,189, $805, $171 and $1,021 were made to reduce the outstanding long-term debt (principal and interest), capital lease, operating lease and operational support system obligations, respectively, during the first six months of 2005.

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

Pension and Other Postretirement Benefits

We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87 and SFAS No. 106. The key assumptions used in making these calculations are disclosed in Note 6 to our consolidated financial statements included in our 2004 Form 10-K. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plan, which is influenced by the historical performance of plan assets, asset allocation and other third-party studies. The medical cost trend rate is based on our actual medical claims and projections of future medical cost trends.

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

North Pittsburgh has received several requests from facilities-based CLECs to negotiate interconnection agreements and is now in the process of either negotiating or implementing those agreements.

Triennial Review Order and Related Matters

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

With regard to the elimination of UNE-P, we currently provision 8% of our CLEC access lines (or 3% of our consolidated access lines) utilizing UNE-P. We have recently signed a three-year commercial agreement with Verizon that has set the terms of the pricing and provisioning of these lines. Although the costs for UNE-P will increase over time in connection with the terms of the agreement, our relatively low use of UNE-P and the ability to migrate some of the lines to alternative provisioning methodologies will limit the overall impact on our current cost structure. Based on our interpretation of the rules concerning access to unbundled high capacity loops, interoffice transport facilities and dark fiber, we believe we will experience moderate increases in the overall cost to provision such loops and facilities as a result of the FCC’s Order on Remand. We caution, however, that although the FCC’s Order on Remand defines impairment of such circuits based on a review of the number of business lines and fiber-based collocators in a serving wiring center, the practical definitions of what constitutes a business line or fiber-based collocator have yet to be decided.

In a separate matter, the PA PUC, which has the authority to set rates and terms for interconnection between carriers within the guidelines ordered by the FCC, has recently revised many of Verizon’s unbundled rates for loops as well as high capacity circuits. Although the revised rates reflect a mixture of both increases and decreases, based on the specific types of circuits and markets in which we operate, we have experienced in 2005 an overall decrease in the average costs (on a per line basis) to provision our CLEC access lines as a result of the PA PUC action. The positive impact of the PA PUC revisions to Verizon’s rates have mitigated the negative impacts of the FCC’s Order on Remand, with slight decreases in the overall per line cost to provision access lines in our edge-out markets experienced in 2005. We caution, however, that Verizon has challenged the PA PUC’s revisions to Verizon’s rates in Federal court. In addition, there are aspects concerning the terms and implementation of the FCC’s TRO and subsequent Order on Remand that presently remain uncertain or challenged by court proceedings.

Intercarrier Compensation and Universal Service

On February 10, 2005, the FCC issued a Further Notice of Proposed Rulemaking (FNPRM) in regard to the rules governing intercarrier compensation for the various types of traffic exchanged by telecommunications carriers. Under the current rules, rates charged for traffic vary by the type and/or the jurisdiction of the traffic. The FCC is considering replacing the current system of payments with a uniform regime where all types of traffic are compensated at a unitary rate. In that proceeding the FCC is seeking comment on seven comprehensive reform proposals that have been submitted to the FCC from industry participants and other interested parties. The FCC’s goal is to put in place an intercarrier compensation mechanism that encourages the development of efficient competition, that preserves universal service support which ensures affordable rates in rural and high cost areas, that is technologically and competitively neutral and that minimizes regulatory intervention and enforcement and relies on commercially negotiated contracts rather than rules and regulations. Both North Pittsburgh and Penn Telecom receive a large percentage of their revenues from intercarrier compensation payments, and the outcome of this proceeding therefore may have a large impact on their revenue streams. In addition, because universal service funding will be affected by any change in the current intercarrier compensation system, North Pittsburgh’s universal service funding from both the interstate and intrastate jurisdictions may be affected by the outcome of this proceeding.

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

On December 20, 2003, Level 3 Communications, LLC filed with the FCC a petition requesting that the FCC forbear from applying switched access charges to IP calls that utilize the PSTN. On March 21, 2005, Level 3 Communications, LLC withdrew its petition; therefore, no action will be taken in regard to this matter at this time.

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

Other Federal Regulatory Matters

Since February 2002, the FCC has been considering the possible classification of wireline broadband Internet access as an information service rather than a telecommunications service. On June 27, 2005, the U.S. Supreme Court supported the 2002 FCC decision that said cable broadband Internet service was an information service and therefore free from most telephone rules, including the requirements to lease network access to competitors. In response to the Supreme Court ruling, on August 5, 2005, the FCC issued a press release stating that they had adopted an Order, which determined that wireline broadband Internet access services are information services. The Commission also eliminated the requirement that wireline carriers offer the broadband transmission component of Internet access on a stand-alone basis to competitors. As stated in the press release, the Order does allow a wireline provider the flexibility to offer the transmission component on a common carrier basis, a non-common carrier basis, or some combination of both. The Order also requires a one-year transition period during which unaffiliated ISPs will be able to receive the separate transmission component on a grandfathered basis. In addition, the Order requires that facilities-based providers of broadband DSL transmission services continue to contribute to the federal USF based on current levels of reported revenues for those services for a 270-day period, or until the Commission adopts new USF contribution rules, whichever occurs earlier. Because the FCC has yet to release the final Order, we are unable to determine the effect the Order will have on the provision of our broadband Internet access services.

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

Price Regulation

Effective January 22, 2001, under a statutory framework referred to as Chapter 30, North Pittsburgh moved from rate-of-return regulation in the intrastate jurisdiction to an alternative form of regulation, which was a price cap plan. Under North Pittsburgh’s price cap plan, rates for non-competitive intrastate services were allowed to increase based on an index that measures economy-wide price increases less a productivity offset. There were no limitations on earnings under this plan. The terms of the plan also allowed North Pittsburgh to rebalance rates once each year to allow North Pittsburgh to gradually realign its intrastate rate structure on a more rational cost and market basis in order to meet future competition. In addition and pursuant to competition developing, North Pittsburgh could file with the PA PUC to declare certain services competitive and thereby be freed from all rate regulation for those services. In return for approval of the alternative form of regulation, North Pittsburgh committed to continue to upgrade its network in the future to ensure that all its customers would have access to broadband services. The original Chapter 30 legislation expired due to legislative sunset provisions on December 31, 2003.

On November 30, 2004, Act 183 was signed into law in Pennsylvania. Act 183 implemented new Chapter 30 legislation, which continued many aspects of the former Chapter 30 provision (as described above) but also added some options for ILECs in regard to alternative regulation. Under the new Chapter 30, ILECs may commit to accelerate the deployment of broadband service capability to their entire service area and in exchange receive a reduction in, or elimination of, the productivity offset in their price index formula.

On February 25, 2005, North Pittsburgh filed an Amended Alternative Form of Regulation and Network Modernization Plan with the PA PUC pursuant to Act 183. In that filing, in addition to modifying its prior Chapter 30 Plan to comport with the new statute, North Pittsburgh committed to accelerate its deployment of a ubiquitous broadband network throughout its entire service area from the previous commitment date of December 31, 2015 to December 31, 2008. In return for making this commitment, North Pittsburgh will no longer be subject to a productivity offset when calculating the Price Stability Index component of its annual price stability mechanism filing. North Pittsburgh will also not have to contribute to certain new public policy funding obligations that were instituted as part of Act 183. On June 2, 2005, the PA PUC approved North Pittsburgh’s amended plan with no significant changes. We believe that, based on the substantial investment we have already made in our broadband network, the capital expenditures necessary to meet the accelerated commitment date should necessitate any material increases to our capital expenditure program from recent levels.

Other State Regulatory Matters

In addition to the PA PUC’s revision of Verizon’s unbundled rates previously discussed under the Triennial Review Order and Related Matters heading above, there is another recent PA PUC proceeding that could impact North Pittsburgh and Penn Telecom. On December 16, 2004, the PA PUC adopted an Order instituting an investigation regarding the intrastate access charges and intraLATA toll rates of rural carriers in Pennsylvania, and the effect on those charges and rates if the PA PUC were to reduce disbursements from the Pennsylvania USF to the rural carriers or if it were to broaden the base of contributors to include carriers that do not currently pay into the fund. The proceeding will also address the ramifications of recent changes to the Pennsylvania Public Utility Code set forth in Act 183 that affect access rate setting for both rural Local Exchange Carriers (LECs) and CLECs. Under the Act 183 changes to the Public Utility Code, the PA PUC may not require a LEC to reduce intrastate access rates except on a revenue neutral basis. The new statute also sets limits on a CLEC’s ability to charge intrastate access rates higher than the ILECs in the area in which they are offering service. The procedures regarding the PA PUC’s implementation of these rate setting limitations will be determined in this access charge and USF proceeding. This proceeding may affect both North Pittsburgh’s and Penn Telecom’s ability to set access charge rates. The proceeding also may affect the amount of funding that North Pittsburgh receives from the Pennsylvania USF and the amounts that North Pittsburgh and Penn Telecom contribute to that fund. While a number of parties to the proceeding have filed a petition asking that the PA PUC delay any action in regard to the Pennsylvania USF and intrastate access charges until such time as the FCC takes action in regard to intercarrier compensation issues, the PA PUC has not yet ruled on that petition. The outcome of this proceeding is unknown at this time, so we are unable to determine the impact the proceeding may have on the revenues of North Pittsburgh and Penn Telecom.

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

In May 2004, the FASB issued FASB Staff position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on the accounting for the effects of the new Medicare prescription drug benefit available to employers who sponsor postretirement health care plans that provide a benefit that is at least actuarially equivalent to the drug benefit provided under Medicare Part D. FSP 106-2 was effective for the first interim reporting period beginning after June 15, 2004. The Company’s current accumulated projected benefit obligation and net periodic postretirement benefit cost do not reflect any amount associated with the federal subsidy provided by that Act. Medical coverage, including prescription drug benefits, provided by the North Pittsburgh postretirement benefit plan ceases when the retiree becomes Medicare eligible (currently age 65). The adoption of FSP 106-2 did not impact the Company’s consolidated financial statements.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143”. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the potential impact of this accounting interpretation on our results of operations and financial position.

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

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Shareholders of the Company was held on May 20, 2005. The only matter voted upon at the Annual Meeting was the election of Directors. The vote tabulation in respect to each nominee to serve as Director until the 2006 Annual Meeting of Shareholders is shown in the following table:

Name	Number of Shares Voted in Favor	Number of Shares Withheld
Nominees Elected:

Harry R. Brown	9,899,602	2,956,699
Dr. Charles E. Cole	12,108,471	747,830
Frederick J. Crowley	12,085,081	771,240
Allen P. Kimble	9,960,774	2,895,527
Stephen G. Kraskin	11,150,192	1,706,109
David E. Nelsen	12,127,838	728,463
Charles E. Thomas, Jr.	9,873,210	2,983,091

Item 6. Exhibits

(a)	Exhibits Index for Quarterly Reports on Form 10-Q.

Exhibit No.	Subject	Applicability
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

(3)(i)	Articles of Incorporation	Provided in Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and Incorporated Herein by Reference

(3)(ii)	Amended and Restated By-Laws	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and Incorporated Herein by Reference

(4)	Instruments defining the rights of security holders including indentures

	(a) Agreement of Reorganization and Plan of Merger	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference

	(b) Rights Agreement dated as of September 25, 2003	Provided as Exhibit 1 to the Registration of Certain Classes of Securities on Form 8-A filed on October 3, 2003 and Incorporated Herein by Reference

(10)	Material contracts

	(a) Amended and Restated Executive Employment Agreement	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Incorporated Herein by Reference.

	(b) Executive Retention Payment Program Agreement	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

	(c) Extension of Amended and Restated Executive Employment Agreement and Retention Payment Program	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

Exhibit No.	Subject	Applicability
(11)	Statement re computation of per share earnings	Attached Hereto

(15)	Letter re unaudited interim financial information	Not Applicable

(18)	Letter re change in accounting principles	Not Applicable

(19)	Report furnished to securities holders	Not Applicable

(22)	Published report regarding matters submitted to vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of attorney	Not Applicable

(31(i).1)	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31(i).2)	Certification of Senior Vice President and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.1)	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.2)	Certification of Senior Vice President and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH PITTSBURGH SYSTEMS, INC.
(Registrant)

Date: August 9, 2005	/s/ H. R. Brown
H. R. Brown, President and Chief Executive Officer

Date: August 9, 2005	/s/ A. P. Kimble
A. P. Kimble, Senior Vice President and
Chief Financial and Accounting Officer