Form 10-Q
period 2005-09-30
NORTH PITTSBURGH SYSTEMS INC
filed 2005-11-09
CIK 764765

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☐    NO  ☒

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of October 31, 2005 was 15,005,000.

PART I

FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

North Pittsburgh Systems, Inc.:

We have reviewed the condensed consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries (the Company) as of September 30, 2005, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ KPMG LLP

KPMG LLP

Pittsburgh, Pennsylvania

November 7, 2005

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(Amounts in Thousands – Except Per Share Data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2005	2004	2005	2004
Operating revenues:
Local network services	$7,982	$7,218	$23,714	$21,350
Long distance and access services	15,899	16,174	49,269	49,394
Directory advertising, billing & other services	339	322	1,053	1,033
Telecommunication equipment sales	339	394	1,187	1,510
Other operating revenues	2,973	2,983	9,352	8,620

Total operating revenues	27,532	27,091	84,575	81,907

Operating expenses:
Network and other operating expenses (exclusive of depreciation and amortization shown separately below)	14,672	14,463	43,244	43,050
Depreciation and amortization	4,926	4,738	14,701	14,073
State and local taxes	808	823	2,712	2,791
Telecommunication equipment expenses	249	262	862	1,049

Total operating expenses	20,655	20,286	61,519	60,963

Net operating income	6,877	6,805	23,056	20,944

Other income (expense), net:
Interest expense	(405)	(466)	(1,239)	(1,436)
Interest income	387	107	963	233
Equity income of affiliated companies	1,676	1,637	4,720	3,807
Sundry income (expense), net	9	(47)	(20)	(120)

Total other income (expense), net	1,667	1,231	4,424	2,484

Income before income taxes	8,544	8,036	27,480	23,428

Provision for income taxes	3,509	3,315	11,297	9,662

Net income	$5,035	$4,721	$16,183	$13,766

Weighted average common shares outstanding	15,005	15,005	15,005	15,005

Basic and diluted earnings per share	$.34	$.31	$1.08	$.92

Dividends per share	$.19	$.18	$.56	$.54

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) Sept. 30 2005	Dec. 31 2004
ASSETS

Current Assets:
Cash and temporary investments	$49,270	$42,569
Marketable securities available for sale	464	487
Accounts receivable:
Customers, net of allowance for doubtful accounts of $683 and $565, respectively	6,075	5,320
Access services, settlements and other	5,649	7,027
Unbilled revenues	594	591
Prepaid expenses	946	748
Inventories	1,616	1,539
Prepaid taxes other than income taxes	234	—
Deferred income taxes	1,076	1,199

Total current assets	65,924	59,480

Property, plant and equipment:
Land	475	475
Buildings	14,817	14,107
Equipment	205,316	200,484
Assets held under capital lease	10,498	10,498

	231,106	225,564

Less accumulated depreciation and amortization	161,599	148,730

	69,507	76,834

Construction in progress	3,687	3,212

Total property, plant and equipment, net	73,194	80,046

Investments	14,590	13,902
Intangible asset	824	824
Other assets	1,246	1,248

Total assets	$155,778	$155,500

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) Sept. 30 2005	Dec. 31 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$3,085	$3,085
Obligation under capital lease	927	1,086
Accounts payable	4,095	6,322
Advance billings	1,780	1,714
Dividend payable	2,851	2,701
Other accrued liabilities	3,081	3,702
Federal and state income taxes	2,078	1,713

Total current liabilities	17,897	20,323

Long-term debt	19,283	21,597
Obligation under capital lease	3,952	4,588
Deferred income taxes	6,498	8,490
Accrued pension and postretirement benefits	12,403	13,038
Other liabilities	1,117	603

Total liabilities	61,150	68,639

Shareholders’ equity:
Capital stock: authorized 50,000 shares:
Common stock, par value $.15625; issued 15,040 shares and outstanding 15,005 shares	2,350	2,350
Preferred stock, par value $1.00; none issued	—	—
Capital in excess of par value	2,215	2,215
Retained earnings	92,607	84,827
Less cost of treasury stock (35 shares)	(508)	(508)
Accumulated other comprehensive loss	(2,036)	(2,023)

Total shareholders’ equity	94,628	86,861

Total liabilities and shareholders’ equity	$155,778	$155,500

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Nine Months Ended Sept. 30
	2005	2004
Cash from operating activities:
Net income	$16,183	$13,766
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	14,701	14,073
Equity income of affiliated companies	(4,720)	(3,807)
Deferred income taxes	(1,859)	(297)
Changes in assets and liabilities:
Accounts receivable and unbilled revenues	620	834
Inventories	(77)	(42)
Prepaid expenses and other assets	(196)	(20)
Prepaid taxes other than income taxes	(234)	(206)
Accounts payable and advanced billings	(2,161)	(35)
Other accrued liabilities	(107)	(272)
Accrued pension and postretirement benefits	(635)	(622)
Federal and state income taxes	365	(936)
Other, net	(139)	236

Total adjustments	5,558	8,906

Net cash from operating activities	21,741	22,672

Cash used for investing activities:
Expenditures for property and equipment	(7,709)	(10,655)
Purchase of marketable securities available for sale	—	(25)
Distributions from affiliated companies	4,032	3,201

Net cash used for investing activities	(3,677)	(7,479)

Cash used for financing activities:
Cash dividends	(8,253)	(7,953)
Payments of capital lease obligation	(796)	(796)
Retirement of debt	(2,314)	(2,314)

Net cash used for financing activities	(11,363)	(11,063)

Net increase in cash and temporary investments	6,701	4,130

Cash and temporary investments at beginning of period	42,569	32,026

Cash and temporary investments at end of period	$49,270	$36,156

Supplemental disclosure of cash flow information:
Interest paid	$1,278	$1,450
Income taxes paid	$12,835	$10,899

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in Thousands)

(1) Basis of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by North Pittsburgh Systems, Inc. (hereafter referred to as the Registrant, the Company, we, us or our), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Company’s wholly owned subsidiaries, North Pittsburgh Telephone Company (North Pittsburgh), Penn Telecom, Inc. (Penn Telecom) and Pinnatech, Inc. (Pinnatech). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments necessary to present fairly the results of operations for the interim periods have been reflected. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K) filed with the Securities and Exchange Commission.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2005	2004	2005	2004
Net income	$5,035	$4,721	$16,183	$13,766
Unrealized loss on marketable securities including reclassification adjustments, net of tax	(6)	(4)	(13)	(8)

Comprehensive income	$5,029	$4,717	$16,170	$13,758

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

Components of Net Periodic Benefit Cost:

The following table summarizes the components of net periodic benefit cost:

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Service cost	$371	$331	$1,113	$994
Interest cost	724	690	2,172	2,070
Expected return on plan assets	(795)	(716)	(2,385)	(2,149)
Amortization of prior service cost	35	31	106	95
Amortization of transition asset	(38)	(38)	(115)	(115)
Recognized actuarial loss	133	116	399	347

Net periodic benefit cost	$430	$414	$1,290	$1,242

	Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Service cost	$87	$88	$262	$265
Interest cost	168	171	504	512
Amortization of prior service cost	(1)	(1)	(4)	(3)
Recognized actuarial loss	55	59	165	178

Net periodic benefit cost	$309	$317	$927	$952

North Pittsburgh also has a nonqualified supplemental pension plan covering former and current employees, which provides for incremental pension payments to the extent that income tax regulations limit the amount payable from North Pittsburgh’s qualified defined benefit Pension Plan. Pension expense for the supplemental plan for the three-month periods ended September 30, 2005 and 2004 was $63 and $55, respectively, and for the nine-month periods ended September 30, 2005 and 2004 was $189 and $165, respectively.

Employer Contributions:

The Company disclosed in its financial statements included in its 2004 Form 10-K that the Company expected to make discretionary contributions totaling $2,500 to its Pension Plan in 2005. Due to elective additional tax-deductible contributions made in both 2003 and 2004, no minimum contribution to the Pension Plan is required in 2005. However, the Company made tax-deductible discretionary contributions of $2,000 and $500 in January and June of 2005, respectively.

Contributions for the other postretirement benefits are made on a pay-as-you-go basis, with total contributions of $540 having been made during the nine-month period ended September 30, 2005. The $540 of contributions for the nine-month period ended September 30, 2005 were in line with the expected annual contributions of $719 disclosed in the Company’s 2004 Form 10-K.

(4) Transactions with Related Parties

Since 1998, we have had an agreement to obtain certain data processing functions from a third party processor (Processor), which is a member of the Armstrong Group of Companies (the Armstrong Group). We are related to the Armstrong Group by a common shareholder. This shareholder also for 25 years served on the Company’s Board of Directors until our Annual Shareholders Meeting on May 20, 2005. Payments to the Processor under this agreement were $2,331 and $2,127 for the nine-month periods ended September 30, 2005 and 2004, respectively. Also, we paid $175 and $186 in those same periods, respectively, to the law firms of two members of the Board of Directors for various legal services. As of September 30, 2005, we had amounts outstanding of $223 and $113 to the Processor and law firms, respectively.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard Communications, LLP (Boulevard), a competitive access provider jointly owned by us and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $22 and $19, and total expenses incurred from receiving services from Boulevard were approximately $128 and $146, for the nine-month periods ended September 30, 2005 and 2004, respectively. We also provide, in the ordinary course of business, telecommunications and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $88 and $90 for those same periods, respectively. The amounts outstanding from and/or due to Boulevard and the companies in the Armstrong Group were negligible as of September 30, 2005.

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

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 provides guidance on the accounting for the effects of the new Medicare prescription drug benefit available to employers who sponsor postretirement health care plans that provide a benefit that is at least actuarially equivalent to the drug benefit provided under Medicare Part D. FSP 106-2 was effective for the first interim reporting period beginning after June 15, 2004. The Company’s current accumulated projected benefit obligation and net periodic postretirement benefit cost do not reflect any amount associated with the federal subsidy provided by that Act. Medical coverage, including prescription drug benefits, provided by the North Pittsburgh postretirement benefit plan ceases when the retiree becomes Medicare eligible (currently age 65). The adoption of FSP 106-2 therefore did not impact the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143”. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the potential impact of this accounting interpretation on our results of operations and financial position.

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

Forward-looking statements are usually accompanied by words such as “believes”, “anticipates”, “expects”, “estimates”, “intends” or similar words or expressions. Such statements are based on our assumptions and estimates and are subject to risks and uncertainties. You should understand that various factors, including (but not limited to) those items discussed below and elsewhere in this document, could cause our actual results to differ materially from the results expressed in or implied by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

General Description of Our Company and Business

The Registrant, organized May 31, 1985, is a holding company. Its predecessor, North Pittsburgh Telephone Company (North Pittsburgh), a telephone public utility incorporated in 1906, became a wholly owned subsidiary of the Registrant on May 31, 1985. Penn Telecom, Inc. (Penn Telecom) became a wholly owned subsidiary of the Registrant on January 30, 1988. Prior to this date, Penn Telecom was a wholly owned subsidiary of North Pittsburgh. Penn Telecom is certificated as a Competitive Access Provider (CAP), a CLEC and an Interexchange Carrier (IXC) and has entered into these businesses. Pinnatech, Inc. (Pinnatech), a wholly owned subsidiary of the Registrant, formed in 1995, principally provides Internet and broadband related services. The Registrant, North Pittsburgh, Penn Telecom and Pinnatech operate under the provisions of the Pennsylvania Business Corporation Law.

North Pittsburgh Telephone Company

North Pittsburgh, our ILEC, was founded in 1906 and operates in an approximately 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. We provide service to approximately 71,000 business and residential access lines in our ILEC territory. Over the past decade, our ILEC territory has experienced very robust population growth due to the continued expansion of suburban communities into our serving area, with the southernmost point of our territory only 12 miles from the City of Pittsburgh. According to the most recent census, the population in our ILEC service territory grew 14.3% from 1990 to 2000. Although no formal census has been published since 2000, business activity and new housing starts have remained robust in our territory over the last several years and census estimates, which are published on a yearly basis, continue to show population growth.

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

Our sales strategy in our edge-out markets has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and healthcare facilities, offering local and long distance voice services as well as broadband services. Our fiber-based network, comprised of multiple rings, enables us to compete against Verizon and other CAPs to offer high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other CLECs. As of September 30, 2005, Penn Telecom served 40,534 dial tone access lines and 20,278 access line equivalents1, for a grand total of 60,812 equivalent access lines2.

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

Additional Information

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

Broadband growth has been a bright spot in the overall industry over the past several years. However, the broadband market is very competitive, with little differentiation to the end-user customer between products offered by telephone, cable, wireless and satellite companies. As such, pricing has been the main focus in winning new customers and retaining existing customers. Although the costs to deliver broadband technologies have decreased over the past several years, margins have continued to be squeezed by pricing decreases to customers.

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

in the markets served by the country’s largest local exchange carriers, also referred to as the Regional Bell Operating Companies (RBOCs). Smaller rural companies, such as our ILEC, North Pittsburgh, were given regulatory relief in the form of exemptions and temporary suspensions from many of the competitive portions of the 1996 Act in order to allow state regulators sufficient time to examine the public policy implications of allowing competition in rural areas and, if deemed in the public interest, to allow smaller companies to gradually prepare for competition and to restructure rates. Although we still maintain in our ILEC territory some of the regulatory protections against non-facilities-based competition, we expect that over time these protections will be reduced or eliminated.

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

The 1996 Act primarily deals with regulations concerning intra-modal competition—that is, competition among traditional wireline companies. At the same time, however, we have begun to experience a great deal of inter-modal competition from wireless carriers and cable companies. We view these facilities-based competitors to be the most formidable, as these companies can totally bypass our existing networks.

Highlights and Outlook

Net income for the nine-month period ended September 30, 2005 was $16,183, or $1.08 per share, as compared to $13,766, or $.92 per share, for the comparable prior year period. The $2,417 increase in net income was predominately a result of an increase in earnings recorded from the Company’s investment in three wireless partnerships, an increase in income recorded from the Company’s temporary investments and the favorable impact of a settlement agreement reached with a carrier in the second quarter of 2005. The $2,404 settlement, which covered the exchange of traffic between North Pittsburgh and the carrier over a multi-year period of time, resulted in a $1,604 increase in revenues and an $800 decrease in operating expenses. On an after tax basis, the settlement contributed $1,406 to the increase in net income for the first nine months of 2005.

Revenues for the nine-month period ended September 30, 2005 increased $2,668, or 3.3%, over the prior year comparable period. The impact from the aforementioned settlement contributed $1,604 to this increase. Revenues from all other sources increased $1,064, or 1.3%, in the nine-month period ended September 30, 2005 over the prior year comparable period. The majority of this growth was attributable to our ability to continue to effectively penetrate our edge-out markets as well as expand our broadband service offerings. As was our experience also for the full year 2004, for which our revenue growth rate of 2.6% was lower than recent historical rates, our ability during the first nine months of 2005 to grow end-user revenues by adding customers in our CLEC markets and by expanding our broadband service offerings was partially offset by decreases in access revenues. The phased reduction of Penn Telecom’s interstate access rates in conjunction with the FCC’s Access Charge Reform Order, decreases in access and transit rates charged for wireless traffic and decreases in the National Exchange Carrier Association (NECA) average schedule formulas used to determine North Pittsburgh’s interstate revenue requirement, as well as some regulatory modifications and other events which have diminished the Company’s ability to earn above the historical allowable rate of return, have caused access revenues to decrease. In addition, a $323 decrease in telecommunication equipment sales, which is our only notable revenue source that is non-recurring in nature and therefore subject to greater fluctuation, also negatively impacted our revenue growth rate for the first nine months of 2005 as compared to the prior year comparable period.

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

Total operating expenses for the nine-month period ended September 30, 2005 increased $556, or 0.9%, over the prior year comparable period. The current year period benefited, though, from the $800 cumulative reduction to operating expenses associated with the aforementioned settlement. All other operating expenses increased $1,356, or 2.2%, in the nine-month period ended September 30, 2005 over the prior year comparable period. This increase in operating expenses was predominantly due to increases in the direct costs associated with the growth in access lines and access line equivalents, such as fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not wholly provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base. In addition, depreciation expense increased as a result of an increase in our depreciable asset base.

With respect to our operating costs in our edge-out CLEC markets, we continue to monitor the developments in the FCC’s Triennial Review Order (TRO). Based on our interpretation of the most recent authoritative guidelines set forth in the FCC’s Order on Remand released on February 4, 2005, we do not believe that the Order on Remand will have a material impact on our cost structure. Currently, we provision only 8% of our CLEC access lines utilizing Unbundled Network Element Platform (UNE-P) loops. This represents only 3% of our consolidated access lines.. Although costs for UNE-P loops will increase over time, our relatively low use of UNE-P and the ability to migrate some of the lines to alternative provisioning methodologies will limit the overall impact. Based on our interpretation of the rules concerning access to unbundled high capacity loops, interoffice transport facilities and dark fiber, we believe we will experience moderate increases in the overall cost to provision such loops and facilities in the future. However, we caution that although the FCC’s Order on Remand defines impairment of such circuits based on a review of the number of business lines and fiber-based collocators in a serving wiring center, the practical definitions of what constitutes a business line or fiber-based collocator have yet to be decided. In a separate matter, the Pennsylvania Public Utility Commission (PA PUC) revised many of Verizon’s unbundled rates for loops as well as high capacity circuits effective October 2004. Although the revised rates reflect a mixture of both increases and decreases, based on the specific types of circuits and markets in which we operate, we have experienced in 2005 an overall slight decrease in the average costs (on a per line basis) to provision our CLEC access lines located in Verizon markets. Verizon challenged the PA PUC’s revisions of these Verizon rates in Federal court. In August of 2005, the U.S. District Court for the Eastern District of Pennsylvania ruled in favor of the PA PUC, affirming the rates set for access to unbundled elements of Verizon’s network.

Our cost structure is heavily weighted towards labor and depreciation. As such, there is not a great deal of direct correlation between our revenues and our largest operating expenses. We have taken steps to address our overall labor costs, including the workforce reduction program implemented in 2003, the continuing use of attrition to manage our workforce levels and using our excess cash reserves to make additional contributions into the North Pittsburgh Pension Plan over the past several years. In addition, pursuant to a renegotiated collective bargaining agreement in 2004 covering our North Pittsburgh subsidiary, future hires are not eligible to participate in the North Pittsburgh Pension Plan. Although we will not see immediate benefits from this in 2005 and estimate only modest benefits in the next few years thereafter, the long-term impact should be a reduction in postretirement benefit expenses, which currently exceed $3,000 per year.

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

In addition, we have benefited from investments made in the last two decades in wireless partnerships, all of which today are majority owned and operated by Verizon Wireless. Instead of deploying the majority of our investment capital into forming and operating our own wireless business, which would be at a tremendous disadvantage competing in a market dominated by national carriers with billions of dollars in capital resources, we alternatively invested in three wireless partnerships serving Pittsburgh and other portions of Western Pennsylvania. Total equity income recorded from our investments in the wireless partnerships increased $919 in the first nine months of 2005 over the prior year comparable period.

Our financial condition and balance sheet have continually improved over the last several years through prudent investment strategies and strong cash flows generated from operating activities. Unlike many telecommunication companies that have substantially leveraged their businesses, we have a greater amount of cash and temporary investments on hand ($49,270) than our total debt outstanding ($22,368). Our financial condition gives us the ability to invest in new products and/or opportunities and the flexibility to continue to evaluate ways to create greater shareholder value, whether through our dividend policy, stock repurchases or other investment opportunities.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, included in this quarterly report and with our audited financial statements, and notes thereto, included in our 2004 Form 10-K.

Nine Months Ended September 30, 2005 and 2004

Net income for the nine-month period ended September 30, 2005 was $16,183, or $1.08 per share, compared to net income of $13,766, or $.92 per share, for the comparable prior year period. The increase in net income was attributable to the following factors:

Operating Revenues

Total operating revenues increased $2,668, or 3.3%, in the nine-month period ended September 30, 2005 over the comparable period in 2004. This increase was the result of increases in local network services revenues of $2,364 (11.1%), directory advertising, billing and other services revenues of $20 (1.9%) and other operating revenues of $732 (8.5%), offset partially by a decrease in long distance and access services revenues of $125 (0.3%) and telecommunication equipment sales of $323 (21.4%).

Increases in local network services revenues of $2,364, or 11.1%, were primarily attributable to the following factors:

•	Local dial tone revenues increased $1,340, partially as a result of total access lines (including CLEC) growing by 2,401 lines, or 2.2%, from 109,136 access lines as of September 30, 2004 to 111,537 access lines as of September 30, 2005. More specifically, the total growth was a result of a 4,304 access line increase in our edge-out markets offset partially by a 1,903 access line decrease in our ILEC market. Also contributing to the increase was an approximate $1,080 increase in local dial tone revenues due to a revenue neutral rate re-balancing at North Pittsburgh during January of 2005, which increased local residential and business rates and decreased intrastate access rates.

•	Enhanced feature revenues (which include revenues from custom calling features such as voicemail, caller ID, call waiting, etc.) increased $309, mostly as a result of the growth in access lines and the up-selling of these features in bundled packages.

•	Local reciprocal compensation revenues increased $396 as we benefited from being able to bill for traffic above the growth cap set in the original FCC Order on Intercarrier Compensation for ISP-Bound Traffic pursuant to the forbearance granted by the FCC in October of 2004 in the Petition of Core Communications, Inc. Actual reciprocal compensation minutes of use (MOU) have decreased, however, by approximately 20% on a year over year basis due to the decline in data PRIs purchased by regional ISPs. Both the consolidation of our ISP customer base, which has led to the elimination of redundant and excess facilities, as well as the general decline in the dial-up Internet market have led to the decline in data PRIs and their associated MOUs. For year-to-date 2005 over 2004 comparative purposes, the benefit from being able to bill for traffic above the original growth cap pursuant to the aforementioned FCC action has outweighed the negative impact of the overall MOU decreases experienced. However, as future periods will no longer be impacted for comparative purposes by the limitations of the original growth cap, which applied only in earlier years, we would expect to experience a decline in reciprocal compensation revenues because of additional MOU decreases reasonably expected to occur in the future.

•	Revenues from other local exchange circuits, such as ISDN BRI, frame relay and local private lines, have increased by $329. We have experienced growth in these circuits over the past twelve months, with one large school district in our CLEC edge-out territory alone ordering approximately 550 BRIs.

The increase in directory advertising, billing and other services revenues of $20 was not material.

The increase in other operating revenues of $732, or 8.5%, was partially due to the $596 growth in DSL and multi-megabit Ethernet revenues. Combined DSL lines (both wholesale and retail) sold increased from 11,590 as of September 30, 2004 to 13,687 as of September 30, 2005. Also, we introduced in 2004 a multi-megabit Ethernet product that can deliver speeds from 3 to 20 megabits, surpassing the existing top speed of our DSL product. Currently geared mostly for business applications, the multi-megabit Ethernet product experienced a growth of 215 circuits over the twelve-month period ended September 30, 2005. Revenues earned from other Internet related products and services, such as web development services, also increased over the prior year comparable period. In addition, aggregate revenue write-offs improved as the prior year nine-month period included write-offs for some ISPs while the current year nine-month period benefited from the recovery of a previously written-off carrier receivable.

The decrease in long distance and access services revenues3 of $125, or 0.3%, was attributable to a number of factors:

•	Access revenues decreased approximately $609, primarily due to:

-	First, as described in the text above discussing local network service revenues, there was an approximate $1,080 reduction in North Pittsburgh’s intrastate access revenues in conjunction with the revenue neutral rate re-balancing that increased North Pittsburgh’s local residential and business rates and decreased its intrastate access rates.

-	Second, as also discussed above, changes in NECA average schedule formulas used to determine North Pittsburgh’s interstate revenue requirement as well as some regulatory modifications and other events that have diminished North Pittsburgh’s ability to earn above the historical allowable rate of return have caused these interstate revenues to decrease approximately $600. The majority of this comparative revenue decrease occurred in the first half of 2005 as compared to the first half of 2004, however. NECA’s tariffs are effective on a July 1 through June 30 basis. The majority of the revenue decrease was due to the fact that the July 1, 2004 through June 30, 2005 average schedule formulas produced a decrease in North Pittsburgh’s realized interstate revenues from those amounts realized from the average schedule formulas associated with the July 1, 2003 through June 30, 2004 tariff. The new average schedule formulas, which are effective July 1, 2005 through June 30, 2006, should not produce a material change in North Pittsburgh’s realized interstate revenues, on a static basis, from the average schedule formulas in effect for the July 1, 2004 through June 30, 2005 period (static basis meaning keeping demand quantities the same; if demand quantities such as access lines and interstate MOUs decrease, North Pittsburgh’s ultimate revenue realized will also decrease).

-	Third, in conjunction with the FCC’s Access Charge Reform Order, Penn Telecom’s interstate access rates have been phased down over a three-year period that began in 2001. The final phase down decrease, which adjusted Penn Telecom’s rates to mirror the incumbents’ rates, was effective June 20, 2004 and resulted in an approximate $40 per month decrease in access revenues. Although interstate access revenues for Penn Telecom will decline for full year 2005 over 2004, the majority of that comparative revenue decrease was concentrated in the first half of 2005 over the first half of 2004, because the revenue prior to June 20, 2004 was at the higher pre-final phase down rate. Penn Telecom’s interstate access revenues for the third quarter of 2005 actually increased a nominal $12 over the prior year third quarter due to the fact that the rates were comparatively the same while billable MOUs increased.

-	Fourth, reductions in wireless intercarrier compensation rates contributed to a $284 decrease in access revenues received from wireless carriers, despite an increase in billable MOUs. We expect to see a decrease in access revenues from wireless carriers for full year 2005 over the full year 2004, also, due to the fact that the majority of the decreases in rates were effective in the beginning of the third quarter of 2004. Therefore, 2005 will reflect a full year of the reduced rates while the full year 2004 experienced the reduced rates for only the last six months. However, similar to the discussion in the preceding paragraph, the majority of that comparative revenue decrease was concentrated in the first half of 2005 over the first half of 2004. Revenues from wireless intercarrier compensation for the third quarter of 2005 actually increased $49 over the prior year third quarter due to the fact that the rates were comparatively the same and, as noted above, the billable MOUs increased.

-	The above-mentioned factors were partially mitigated in the second quarter of 2005 by the positive impact of the settlement between North Pittsburgh and a carrier, resulting in a $1,604 increase in terminating access revenues realized over that amount which had been estimated and accrued over a multi-year period. Concurrent with the execution of the settlement agreement, North Pittsburgh also executed an interconnection agreement with the carrier. Based solely on a static analysis (that is, assuming constant MOUs, jurisdictional splits of traffic and access rates), we anticipate that North Pittsburgh’s revenues will benefit by approximately $200 on an annualized basis as a result of the difference between the final rates and terms of the interconnection agreement in comparison to those used historically in our estimates.

The $609 decrease in access revenues discussed above was partially offset by the following factors:

•	Special access revenues increased approximately $385, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold in our ILEC territory. In addition, an increase in trunking from wireless carriers and a network reconfiguration from an IXC also added to the revenue increase in this category.

[3]	The Company records and analyzes into three main components the elements that comprise the long distance and access services revenue category. The first category, access revenues, reflects mainly per MOU sensitive access charges, universal service revenues received by the Company and end-user interstate access line charges assessed on customer bills. The second category, special access, reflects the revenues received from high capacity circuits (primarily DS-1s, DS-3s and OC-3s) that are: 1) provided directly to end-user customers, in both the Company’s ILEC and CLEC territories; 2) provisioned to other telecommunication carriers for connection to their end-user customers; and 3) provisioned for inter-office trunking and transport and are billed under the special access tariff. The third category, toll, represents amounts billed to end-users for metro-area, intraLATA, interLATA and international toll.

•	Overall toll revenues increased $99. We have continued to be successful in bundling toll in our edge-out markets (in which the number of access lines grew by 4,304), with nearly a 78% subscription rate. Our ability to increase our customer base has been offset by continuing pricing pressures from the introduction of aggressively priced flat rate toll packages from other competitors and VoIP providers and intense pricing competition in the wireless market.

The decrease in telecommunication equipment sales of $323, or 21.4%, was primarily due to a $130 decrease in new equipment sales and a $180 decrease in post-sale support revenues. As noted above, these revenue sources for the most part are non-recurring in nature and are therefore subject to greater fluctuation on a comparable period basis. In addition, the long-term trend for these revenues has shown a decline over the last several years, mostly as a result of continuous price competition.

Operating Expenses and Net Operating Income

Total operating expenses increased $556, or 0.9%, in the nine-month period ended September 30, 2005 over the comparable period in 2004. The change was the result of an increase in network and other operating expenses of $194 (0.5%) and depreciation and amortization expenses of $628 (4.5%), offset partially by decreases in state and local taxes of $79 (2.8%) and telecommunications equipment expenses of $187 (17.8%).

The increase in network and other operating expenses of $194, or 0.5%, was mitigated significantly by the fact that the second quarter of 2005 contained the positive impact of the aforementioned settlement between North Pittsburgh and a carrier, resulting in a cumulative $800 reduction in traffic termination costs from the amount that was estimated and accrued over a multi-year period. As previously discussed, North Pittsburgh also concurrently executed an interconnection agreement with the carrier. However, the amount of traffic that North Pittsburgh terminates to the carrier has decreased approximately 70% over the past several years, and we therefore do not expect the final rates and terms of the interconnection agreement to have a material impact on our operating expenses on a going forward basis.

All other network and other operating expenses increased $994, or 2.3%, in the nine-month period ended September 30, 2005 over the prior year comparable period. This increase was mostly the result of:

•	Increases in direct costs associated with the growth in access lines and access line equivalents. Such direct costs include the fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base.

•	Increases in auditing and legal expenses of approximately $205 as a result of the continued increases in requirements imposed by rules and regulations promulgated by various market governing bodies, most notably the requirements imposed by the Sarbanes-Oxley Act of 2002 (SOX). We do not expect the full year 2005 increase in these expenses over the full year 2004 to be as high as reported for the nine-month period because a disproportionately higher amount of 2004’s auditing expense was booked in the fourth quarter of 2004, due mostly to the fact that the costs for the SOX Section 404 audit were higher than anticipated by ourselves, the industry and the regulators prior to that time. For 2005, auditing expenses are better known and have been more ratably accrued over the course of the year.

•	Increases in combined labor and benefit expenses of approximately $430, or 2.1%, for the nine-month period ended September 30, 2005 over the comparable period in 2004. For full year 2004, such expenses increased 2.0% (the 2.0% figure for 2004 excludes the impact of $2,725 in charges associated with the workforce reduction in 2003, which impacted year over year comparable results). Payroll expense was up slightly as a result of the effects of the normal year over year wage increases. Current benefit expenses (mostly composed of medical insurance premiums) declined slightly, primarily due to decreases in medical insurance premiums at the Company’s North Pittsburgh subsidiary as a result of an increase in employee co-payments as well as more favorable experience ratings received for our 2005 premiums (2003 and 2004 premium increases were abnormally large due to an unusually high number of severe medical cases which negatively impacted the experience-rated portion of our insurance premiums). Aggregate postretirement benefit expenses, as addressed in more detail in Note 3 to the Condensed Consolidated Financial Statements included in this Form 10-Q, remained relatively constant, first nine months of 2005 over first nine months of 2004.

The increase in depreciation and amortization expenses of $628, or 4.5%, was the result of the depreciable asset base (gross property, plant and equipment) increasing by 3.9% over the course of the past year. Furthermore, a higher ratio of new additions reflected data-centric equipment, which has shorter useful lives than the Company’s average depreciable base.

The decrease in state and local taxes of $79 was not material.

The decrease in telecommunication equipment expenses of $187, or 17.8%, was attributable to decreases in the direct costs of goods for equipment sales, as the associated revenues declined $323 from the prior year comparable period.

Overall, the increase in total operating revenues of $2,668, coupled with the increase in total operating expenses of $556, resulted in a $2,112, or 10.1%, increase in net operating income for the nine-month period ended September 30, 2005 over the comparable prior year period. As discussed above, the primary contributing factor to the increase in net operating income was the $2,404 result of North Pittsburgh’s settlement with a carrier. Net operating income from all other sources for the nine-month period ended September 30, 2005 declined $292, or 1.4%, over the comparable prior year period.

Other Items

Interest expense for the nine-month period ended September 30, 2005 decreased by $197 from the comparable prior year period, due to the continued scheduled pay-down of our Federal Financing Bank (FFB) notes and capital lease obligation.

Interest income during the nine-month period ended September 30, 2005 increased by $730 over the comparable prior year period, due to higher average invested cash balances as well as increases in the average interest rate received on our temporary investments. Our average interest rate earned on investments during the nine-month period ended September 30, 2005 was 2.85% as compared to 0.81% for the comparable nine-month period in 2004.

Equity income of affiliated companies increased $913 in the nine-month period ended September 30, 2005 over the comparable prior year period, due mainly to a $919 increase in the amount of income generated from the Company’s limited partner interests in three wireless partnerships. These partnerships, all of which are majority owned and operated by Verizon Wireless, have continued to show growth in their number of customers and operating results. We are also benefiting from a reduction in the partnerships’ switching costs that became effective with the partnerships’ results of operations recorded in our second quarter of 2004, which we estimate has contributed approximately $225 to the overall increase in equity income (the positive comparative impact was experienced primarily in the first quarter 2005 over first quarter 2004 results). While the earnings of the wireless partnerships have continued to improve during 2005, we have not experienced the same magnitude of improvement in our equity income of affiliated companies as seen in 2004 (a $2,537 increase for full year 2004). Although we will continue to benefit from the aforementioned reduction in switching costs, the incremental impact it had on 2004 earnings will most likely be non-repetitive in nature (that is, for 2005 comparison purposes, the last three quarters of 2004 would also have contained the lower switching costs).

The changes in sundry expense (net) were not material.

Three Months Ended September 30, 2005 and 2004

Fluctuations in revenue, operating expenses and other income (expenses) for the three-month period ended September 30, 2005, as compared to the same quarterly period in 2004, were generally attributable to the same reasons discussed above in the nine-month comparison with the exceptions of the following:

Long distance and access services revenues decreased $275, or 1.7%, for the three-month period ended September 30, 2005 as compared to the same quarterly period in 2004, in contrast to a nine-month year-to-date decrease of $125, or 0.3%. The larger percentage decrease for the third quarterly period of 2005 as compared to the nine-month period was due to the fact that the second quarter of 2005 contained the positive impact of the aforementioned settlement between North Pittsburgh and a carrier, resulting in a $1,604 increase in terminating access revenues realized over that amount which had been estimated and accrued over a multi-year period. Long distance and access services revenues from all other sources decreased $1,729, or 3.5%, for the nine-month year-to-date period, over the comparable prior year period. The smaller percentage decrease in these revenues experienced in the third quarter of 2005 as compared to the nine-month year-to-date period was mostly due to the fact that several of the access rate decreases, which occurred either at the end of the second quarter of 2004 or beginning of the third quarter of 2004 (and as described in more detail above in the nine-month analysis), primarily affected the comparative results for the first half of 2005 over the first half of 2004.

Other operating revenues decreased $10, or 0.3%, for the three-month period ended September 30, 2005 as compared to the same quarterly period in 2004, in contrast to a nine-month year-to-date increase of $732, or 8.5%. The main factor for the decrease in revenues in the third quarter of 2005 over the prior year third quarter was that aggregate revenue write-offs increased $169 on a comparative basis. In contrast, aggregate revenue write-offs for the nine-month period ended September 30, 2005 decreased $137 from the comparable 2004 nine-month year-to-date period. Revenue write-offs associated with bankruptcies and the inability of customers to make full payments can fluctuate on a quarter over quarter basis based upon when the specific events occur. The first quarter of 2004 and third quarter of 2005 experienced the largest quarterly revenue write-offs for those respective year-to-date periods. In addition, the 2005 nine-month year-to-date period benefited from the recovery of a previously written-off carrier receivable in the second quarter of 2005. A second factor contributing to the variance in results experienced for the quarterly period as compared to the year-to-date period was that web development revenues were mostly flat on a third quarter over third quarter basis in contrast to increasing approximately $100 on a year-to-date basis. Web development revenues are mostly project driven and can fluctuate on a quarterly basis.

Network and other operating expenses increased $209, or 1.4%, for the three-month period ended September 30, 2005 as compared to the same quarterly period in 2004, in contrast to a nine-month year-to-date increase of $194, or 0.5%. The larger percentage increase for the third quarterly period of 2005 as compared to the year-to-date period was due to the fact that the second quarter of 2005 contained the positive impact of the aforementioned settlement between North Pittsburgh and a carrier, resulting in a cumulative $800 reduction in traffic termination costs from the amount that was estimated and accrued over a multi-year period. All other network and other operating expenses increased $994, or 2.3%, for the nine-month year-to-date period, over the comparable prior year period. The smaller percentage increase experienced in these expenses in the third quarter of 2005 as compared to the nine-month year-to-date period was primarily due to the fact that the third quarter of 2004 had unusually high installation expense associated with the cut-over of a very large school district (approximately 5,000 ALEs) in our CLEC edge-out market.

Equity income of affiliated companies increased $39, or 2.4%, for the three-month period ended September 30, 2005 as compared to the same quarterly period in 2004, in contrast to a nine-month year-to-date increase of $913, or 24.0%. The smaller percentage increase for the third quarterly period of 2005 as compared to the year-to-date period was due to several factors. First, as described earlier in our year-to-date analysis, we estimate that the reduction in the partnerships’ switching costs that became effective with the partnerships results of operations recorded in our second quarter of 2004 contributed approximately $225 to the overall increase in year-to-date equity income (the positive comparative impact was experienced primarily in the first quarter 2005 over first quarter 2004 results). Second, during the current year quarter, the Rural Service Area (RSA) 6 I and RSA 6 II partnerships had customer growth that outpaced that of Verizon Wireless as a whole. Overhead allocations to the partnerships for advertising, marketing and promotions are heavily weighted to gross customer additions. As such, these overhead costs, as well as the direct costs for commissions associated with the customer additions, have increased over the prior year third quarter. Although negatively impacting short-term results (as these upfront costs are usually greater than the normal margin made on a new customer in their first month or two of service), these customer additions will benefit the partnerships over the long-term. Finally, in the current year third quarter, the results of operations for the RSA 6 I partnership were negatively impacted by an increase in roaming expense from the prior year comparable quarter, mostly due to customer additions. However, roaming revenues, which are mostly revenues the partnership receives from other wireless carriers, including other Verizon partnerships and wholly owned markets, for providing network access to their customers who travel into the partnership’s territory and have little correlation to the customer base of the partnership, declined slightly.

Liquidity and Capital Resources

	September 30, 2005	December 31, 2004
Cash and temporary investments	$49,270	$42,569
Working capital	$48,027	$39,157
Long-term debt (including current maturities)	$22,368	$24,682

Cash and temporary investments were $49,270 at September 30, 2005 as compared to $42,569 at December 31, 2004. The increase was a result of operating cash flows exceeding investment and financing requirements. Cash flows from operations were $21,741 for the nine-month period ended September 30, 2005, a $931 decrease from the comparable prior year period. Cash flows from operations were positively impacted by the receipt of cash from the aforementioned North Pittsburgh settlement with a carrier. However, for comparative purposes, the 2004 nine-month period was positively impacted by the collection of an approximate $421 previously disputed receivable paid by a carrier in January of 2004. In addition, 2005 has been negatively impacted by the fact that depreciation expense for tax purposes has substantially decreased from the prior year, resulting in higher taxable income and therefore higher tax payments. The decrease in tax depreciation expense is partially a result of the reversal of temporary differences between book and tax depreciation. With the accelerated methods of depreciation available to be used for tax purposes, tax depreciation is usually greater than book depreciation in the early years of an asset’s life but less than book depreciation in the later years of an asset’s life. Many of the capital additions made in conjunction with our network modernization and CLEC build-out capital programs during the 1997-2001 period are now in the latter position. In addition, current year additions will not benefit from federal bonus depreciation, which was enacted after the economic downturn following September 11, 2001 and was applicable only to additions made before January 1, 2005. Cash flows from operations were negatively impacted also by the timing of working capital fluctuations, mostly as a result of the timing of when payables have come due.

Cash flows used for investing activities were $3,677 for the nine-month period ended September 30, 2005, a $3,802 decrease from the comparable prior year period. The decrease was primarily the result of a $2,946 decrease in expenditures for capital additions. We estimate that our full year 2005 capital expenditure program may be approximately $2,000 to $3,000 less than the prior year program, because 2004 included several large building renovations, expenditures for the majority of the core networking equipment for our VoIP product and expenditures for several software systems. Cash flows for investing activities were also positively impacted by an $831 increase in distributions received from our partnership investments.

We expended $11,363 during the nine-month period ended September 30, 2005 for financing activities, which included cash dividends and the scheduled repayments of debt and capital lease obligations. The amount was $300 higher than the prior year period due to a $300 increase in dividends paid.

Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, dividend payment dates and other predictable cash needs. We expect to continue the investment of such excess funds throughout 2005, which should enable us to meet all short-term obligations.

Working capital levels at September 30, 2005 increased $8,870 from December 31, 2004, mostly due to the continued generation of cash flows from operations, which contributed to the increase in cash and temporary investments (as discussed above).

The decrease in long-term debt was a result of scheduled principal repayments of $2,314 during the nine-month period ended September 30, 2005. We funded 100% of our year-to-date 2005 expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at September 30, 2005 to the FFB under this loan was $22,368, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of September 30, 2005 was $34,764. North Pittsburgh can draw against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of September 30, 2005, North Pittsburgh had approximately $3,337 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $84,168, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or make any other distributions to its shareholder, or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $4,673 of North Pittsburgh’s retained earnings was available for dividends and other distributions to the Registrant as of September 30, 2005. The Registrant has no restrictions on the amount of its retained earnings that are available for dividends and other distributions to its shareholders as of September 30, 2005. However, because of the aforementioned North Pittsburgh restrictions on dividends and distributions, the portion of our total cash and temporary investments available for dividends and other distributions to our shareholders as of September 30, 2005 was $39,594.

North Pittsburgh also has available through June of 2009 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1.5%. No borrowings have been taken against the line of credit and there are no commitment fees associated with it.

We expect cash flows provided by operating activities and cash reserves over the next twelve months to be sufficient to service long-term debt and capital lease obligations, to pay dividends and to finance all capital projects. We currently expect a capital expenditure program for 2005 in the range of $10,000 to $11,000, of which $7,709 has been expended through September 30, 2005. Although we have yet to complete our 2006 capital budgeting process, we would not expect at this time any material changes in the overall size of our capital expenditure program in 2006 from the levels expended during the last three years, which have ranged from approximately $10,500 to $13,500. We expect to continue to have the necessary cash flows from operations and cash reserves to internally finance 100% of our projected capital expenditures. However, due to the low cost financing available through the RUS for qualified North Pittsburgh capital expenditures, we may request advancements from the RUS facility in the future.

We refer you to our Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2004 Form 10-K for a disclosure and discussion of our aggregate contractual obligations and purchase commitments as of December 31, 2004. There were no material changes in the specified contractual obligations and purchase commitments during the nine-month period ended September 30, 2005, with the exception of a change in the commitment period for an operational support system that we had originally anticipated would be implemented in July of 2005. The contract is effective for a period of five years after the commencement of the processing of the first billing cycle, which we now estimate will take place in the first quarter of 2006. As such, we will not make in 2005 the $255 in estimated contractual payments originally anticipated to be due in the second half of 2005. Instead, we now expect the commitment period will be effective through the end of 2010, with an additional $255 in estimated contractual payments due in 2010.

During the first nine months of 2005, scheduled payments of approximately $3,279, $1,161, $257 and $1,531 were made to reduce outstanding long-term debt (principal and interest), capital lease, operating lease and operational support system obligations, respectively.

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

The judgments used in making and applying the above described assumptions are based on our evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates.

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

North Pittsburgh’s wireline operations are considered Rural under the 1996 Act and are exempt from certain of the foregoing obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. More specifically, pursuant to the rural exemption provision of Section 251(f)(1) of the 1996 Act, North Pittsburgh is currently exempted from offering collocation, UNEs, wholesale discounts and certain other requirements of the 1996 Act which originally pertained to non-rural ILECs. However, upon a petition by a potential competitor, the PA PUC may grant the removal of North Pittsburgh’s rural exemption if it finds that the competitor’s proposal is not unduly economically burdensome to North Pittsburgh, is technically feasible and is consistent with the universal service provisions of the 1996 Act. The burden of proof in such a proceeding rests with the competitor. The rural exemption does not, however, prevent facilities-based competition in North Pittsburgh’s service area.

North Pittsburgh has received several requests from facilities-based CLECs to negotiate interconnection agreements and is now in the process of either negotiating or implementing those agreements.

Triennial Review Order and Related Matters

On February 20, 2003, the FCC issued its TRO regarding the 1996 Act. In that Order, the FCC eliminated unbundling requirements for ILECs in regard to broadband services provided over fiber facilities but continued to require unbundled access to mass-market narrowband loops. In addition, ILECs were not required to unbundle packet switching services. The FCC further found that the high frequency portion of the loop, also referred to as line sharing, was no longer required to be provided as a UNE and would therefore be phased out over three years. Other aspects of the original TRO filing, especially in regards to the rules pertaining to the availability of the local switching UNE (UNE-P), were later remanded back to the FCC.

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

The FCC also set forth regulations that establish a mandatory transition plan to facilitate the transition by CLECs from UNEs to alternative arrangements over either a twelve- or eighteen-month period depending on the UNE being eliminated. At the end of the transition plan, the CLEC must have alternative facilities of its own or an alternative arrangement with the ILEC under either a tariff or commercial agreement.

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

The PA PUC, which has the authority to set rates and terms for interconnection between carriers within the guidelines ordered by the FCC, revised many of Verizon’s unbundled rates for loops as well as high capacity circuits effective October 2004. Although the revised rates reflect a mixture of both increases and decreases, based on the specific types of circuits and markets in which we operate, we have experienced an overall decrease in the average costs (on a per line basis) to provision our CLEC access lines located in Verizon markets as a result of the PA PUC action. Verizon challenged the PA PUC’s revisions to Verizon’s rates in Federal court. In August of 2005, the U.S. District Court for the Eastern District of Pennsylvania ruled in favor of the PA PUC, affirming the rates set for access to unbundled elements of Verizon’s network. The positive impact of the PA PUC revisions to Verizon’s rates have mitigated the negative impacts of the FCC’s Order on Remand, with slight decreases in the overall per line cost to provision access lines in our edge-out markets experienced in 2005.

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

On February 12, 2004, the FCC issued a Notice of Proposed Rulemaking (NPRM) in regard to examining the regulatory treatment of VoIP. While the FCC indicated its preference for minimal regulation, it also recognized the need to ensure that the provision of VoIP is consistent with social objectives including universal service, emergency 911, law enforcement access, consumer protection and disability access.

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

While these two FCC rulings have addressed the applicability of access charges in regard to specific services that utilize IP to provide voice or toll calling services, various questions regarding the full scope of regulations that will apply to VoIP services in general are still unresolved and will be addressed in the VoIP NPRM. The outcome of this NPRM proceeding will affect North Pittsburgh and Penn Telecom because: 1) VoIP services compete directly with the local and toll service offerings of North Pittsburgh and Penn Telecom, and 2) both North Pittsburgh and Penn Telecom receive a portion of their revenues from access charges, the applicability of which to various forms of IP traffic is being reviewed in the NPRM. As the outcome of this proceeding is unknown at this time, we are unable to determine the effect such action may have on our operations and revenues.

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

Other Federal Regulatory Matters

Since February 2002, the FCC has been considering the possible classification of wireline broadband Internet access as an information service rather than a telecommunications service. On June 27, 2005, the U.S. Supreme Court supported the 2002 FCC decision that said cable broadband Internet service was an information service and therefore free from most telephone rules, including the requirements to lease network access to competitors. In response to the Supreme Court ruling, on August 5, 2005, the FCC issued a press release stating that they had adopted an Order which determined that wireline broadband Internet access services are information services and will therefore now be regulated under Title I of the Act. The FCC also eliminated the requirement that wireline carriers offer the broadband transmission component of Internet access on a stand-alone basis to competitors. The Order does allow a wireline provider the flexibility to offer the transmission component on a common carrier basis, a non-common carrier basis, or some combination of both. The Order also requires a one-year transition period during which unaffiliated ISPs will be able to receive the separate transmission component on a grandfathered basis. In addition, the Order requires that facilities-based providers of broadband DSL transmission services continue to contribute to the federal USF based on current levels of reported revenues for those services for a 270-day period, or until the FCC adopts new USF contribution rules, whichever occurs earlier. The Order, which was released by the FCC on September 23, 2005, becomes effective on November 16, 2005. The Company is still reviewing the Order to determine the effect (if any) the Order will have on the provision of its broadband Internet access services and whether it will choose to offer the transmission component on a non-common carrier basis.

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

On February 25, 2005, North Pittsburgh filed an Amended Alternative Form of Regulation and Network Modernization Plan with the PA PUC pursuant to Act 183. In that filing, in addition to modifying its prior Chapter 30 Plan to comport with the new statute, North Pittsburgh committed to accelerate its deployment of a ubiquitous broadband network throughout its entire service area from the previous commitment date of December 31, 2015 to December 31, 2008. In return for making this commitment, North Pittsburgh will no longer be subject to a productivity offset when calculating the Price Stability Index component of its annual price stability mechanism filing. North Pittsburgh will also not have to contribute to certain new public policy funding obligations that were instituted as part of Act 183. On June 2, 2005, the PA PUC approved North Pittsburgh’s amended plan with no significant changes. We believe that, based on the substantial investment we have already made in our broadband network, the capital expenditures necessary to meet the accelerated commitment date should not necessitate any material increases to the broadband portion of North Pittsburgh’s capital expenditure program from recent levels.

Other State Regulatory Matters

In addition to the PA PUC’s revision of Verizon’s unbundled rates previously discussed under the Triennial Review Order and Related Matters heading above, there is another recent PA PUC proceeding that could impact North Pittsburgh and Penn Telecom. On December 16, 2004, the PA PUC adopted an Order instituting an investigation regarding the intrastate access charges and intraLATA toll rates of rural carriers in Pennsylvania, and the effect on those charges and rates if the PA PUC were to reduce disbursements from the Pennsylvania USF to the rural carriers or if it were to broaden the base of contributors to include carriers that do not currently pay into the fund. The proceeding will also address the ramifications of recent changes to the Pennsylvania Public Utility Code set forth in Act 183 that affect access rate setting for both rural Local Exchange Carriers (LECs) and CLECs. Under the Act 183 changes to the Public Utility Code, the PA PUC may not require a LEC to reduce intrastate access rates except on a revenue neutral basis. The new statute also sets limits on a CLEC’s ability to charge intrastate access rates higher than the ILECs in the area in which they are offering service. The procedures regarding the PA PUC’s implementation of these rate setting limitations will be determined in this access charge and USF proceeding. This proceeding may affect both North Pittsburgh’s and Penn Telecom’s ability to set access charge rates. The proceeding also may affect the amount of funding that North Pittsburgh receives from the Pennsylvania USF and the amounts that North Pittsburgh and Penn Telecom contribute to that fund. A number of parties to the proceeding filed a petition asking that the PA PUC delay any action in regard to the Pennsylvania USF and intrastate access charges until such time as the FCC takes action in regard to intercarrier compensation issues. On August 11, 2005, the PA PUC adopted an Order, which was entered on August 30, 2005, in which it granted a stay of the investigative proceeding for a period not to exceed twelve months, unless further extended by the PA PUC, or until the FCC issues its ruling in its Unified Intercarrier Compensation proceeding, whichever occurs earlier. With the enactment of the stay, the outcome of this proceeding is unknown at this time, so we are unable to determine the impact the proceeding may have on the revenues of North Pittsburgh and Penn Telecom.

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

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143”. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the potential impact of this accounting interpretation on our results of operations and financial position.

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

NORTH PITTSBURGH SYSTEMS, INC.
(Registrant)

Date: November 9, 2005	/s/ H. R. Brown
H. R. Brown, President and Chief Executive Officer

Date: November 9, 2005	/s/ A. P. Kimble
A. P. Kimble, Senior Vice President and
Chief Financial and Accounting Officer