Form 10-K
period 2005-12-31
NORTH PITTSBURGH SYSTEMS INC
filed 2006-03-16
CIK 764765

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (in Rule 12b-2 of the Act). (Check one):

Large accelerated filer ☐                                Accelerated filer ☒                                Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Based on the average of the bid and asked prices at the close of the market on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $288,438,000. For purpose of making this calculation only, the registrant has defined affiliates to include all directors and officers (who directly or beneficially owned as a group 186,709 shares of Common Stock on June 30, 2005).

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of March 14, 2006 was 15,005,000.

DOCUMENTS INCORPORATED BY REFERENCE

The information for Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13, Certain Relationships and Related Transactions; and Item 14, Principal Accountant Fees and Services, has been incorporated into Part III of this Form 10-K by reference to registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2005.

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

Forward-looking statements are usually accompanied by words such as “believes,” “anticipates,” “expects,” “estimates,” “intends” or similar words or expressions. Such statements are based on our assumptions and estimates and are subject to risks and uncertainties. You should understand that various factors, including (but not limited to) those items discussed below and elsewhere in this document, could cause our actual results to differ materially from the results expressed in or implied by these forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which are current only as of the date of this filing. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We also refer you to the section titled “Risk Factors” under Item 1A in this Form 10-K for additional discussions concerning items which pose risks and uncertainties that could affect our future results.

PART I

Item 1.	Business (Dollar amounts are expressed in Thousands)

General

North Pittsburgh Systems, Inc. (the Registrant, the Company, we, us or our), organized May 31, 1985, is a holding company. Its predecessor, North Pittsburgh Telephone Company (North Pittsburgh or NPTC), a telephone public utility incorporated in 1906, became a wholly-owned subsidiary of the Registrant on May 31, 1985. Penn Telecom, Inc. (Penn Telecom or PTI) became a wholly-owned subsidiary of the Registrant on January 30, 1988. Prior to this date, Penn Telecom was a wholly-owned subsidiary of North Pittsburgh. Penn Telecom is certificated as a Competitive Access Provider (CAP), a Competitive Local Exchange Carrier (CLEC) and an Interexchange Carrier (IXC) and has entered into these businesses. Pinnatech, Inc. (Pinnatech), a wholly-owned subsidiary of the Registrant, was formed in 1995 and principally provides Internet and broadband related services. The Registrant, North Pittsburgh, Penn Telecom and Pinnatech operate under the provisions of the Pennsylvania Business Corporation Law.

During the fourth quarter of 2005, Penn Telecom executed an agreement to sell its business telecommunications equipment operations (business systems). These operations were engaged primarily in selling and maintaining business telecommunications equipment, more specifically Nortel key systems and private branch exchanges. The results of operations of business systems have been classified as discontinued operations in our Consolidated Financial Statements and Schedules filed with this Annual Report on Form 10-K. Total revenues generated from business systems (prior to its classification as discontinued operations) were $2,142 and $2,387 for 2005 and 2004, respectively, or approximately 2% of the Registrant’s overall consolidated revenues for those years. No other significant changes in the mode of conducting business by the Registrant or its subsidiaries have occurred since the beginning of the fiscal year ended December 31, 2005.

North Pittsburgh Telephone Company

North Pittsburgh, our Incumbent Local Exchange Carrier (ILEC), was founded in 1906 and operates in an approximately 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. We provide service to approximately 70,400 business and residential access lines in our ILEC territory. Over the past decade, our ILEC territory has experienced very robust population growth due to the continued expansion of suburban communities into our serving area, with the southernmost point of our territory only 12 miles from the City of Pittsburgh. According to the most recent census, the population in our ILEC service territory grew 14.3% from 1990 to 2000. Although no formal census has been published since 2000, business activity and new housing starts have remained robust in our territory over the last several years and census estimates, which are published on a yearly basis, continue to show population growth in our ILEC territory.

North Pittsburgh operates a 100% digital switching network, comprised of nine central offices and 85 carrier serving areas (CSAs). The core of the network consists of two main host switches, a Nortel DMS 500 and a Nortel DMS 100. The current CSA architecture, in which nearly all loop lengths are kept to 12,000 feet or less, has enabled us to provide digital subscriber line (DSL) service to over 99% of our access lines. In addition, we have deployed fiber optic cable extensively throughout the network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links as well as the majority of business parks within our ILEC serving area. We believe that our network is built for the future, in which our ability to satisfy the growing customer demand for broadband and multi-megabit services will be a key critical success factor.

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

Our sales strategy in our edge-out markets has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and healthcare facilities, offering local and long distance voice services as well as broadband services including DSL and multi-megabit metro Ethernet. Our fiber-based network, comprised of multiple rings, enables us to compete against Verizon and other CAPs to offer high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other CLECs.

In addition to the CLEC operations, Penn Telecom also provides long distance services. Prior to our CLEC operations, the majority of our long distance customers resided in our ILEC market. However, with the growth of our CLEC customer base and the effective bundling of toll with local dial tone services, we have been able to greatly expand this service offering throughout Western Pennsylvania.

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

Directory Advertising, Billing and Other Services. We receive revenues from the sale of advertising space in telephone directories and from billing and collection services. Billing and collection services are provided to various IXCs.

Operating Revenues. The respective amounts of operating revenues contributed by local network services, long distance and access services, directory advertising and billing and collection services and other operating revenues during each of the last three fiscal years are set forth in the Financial Statements and Schedules provided in response to Item 8 of this Annual Report and are incorporated herein by reference.

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

More specifically, the 1996 Act includes requirements that ILECs negotiate rates, terms and conditions with carriers regarding interconnection, the provisioning of UNEs, compensation terms for local calls, the resale of telecommunication services and the physical collocation of competitor’s equipment in the ILEC’s facilities. As described in greater detail in the Regulatory Environment section of Item 7 below in this Annual Report, North Pittsburgh’s designation as a Rural carrier under the 1996 Act has exempted it from many of the above-mentioned provisions. A competitor may petition the Pennsylvania Public Utility Commission (PA PUC) for the removal of North Pittsburgh’s exemption (although the prospective competitor must prove its proposal is not unduly economically burdensome to North Pittsburgh, is technically feasible and is consistent with the universal service provisions of the 1996 Act). Although no competitor has yet formally sought the removal of North Pittsburgh’s rural exemption, there is a reasonable risk that some of the barriers to a competitor’s entry into our ILEC territory will be either limited or removed in the future.

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

At the same time, the 1996 Act has enabled us to expand outside of our franchised ILEC territory through our CLEC operations. With our ILEC territory being adjacent to the greater Pittsburgh metropolitan area, we have been able to selectively enter attractive markets through a CLEC edge-out strategy. As of December 31, 2005, we served 40,668 dial tone access lines and 19,910 access line equivalents1, for a grand total of 60,578 equivalent access lines2 served in our CLEC edge-out markets.

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

Other Products/Services

The toll market is very competitive. All the major IXCs are present in the markets in which we offer service. Wireless carriers also pose a competitive threat to our toll services, especially for those customers who are heavy users and have the flexibility to adapt their calling patterns to take advantage of the bundled packages offered by many of the wireless carriers. In addition, cable companies have begun providing local dial tone and toll services and VoIP companies have begun offering unlimited calling plans for those customers that utilize broadband connections. As has become evident over the past several years through wireless and now VoIP pricing methodologies, the actual market for per minute of use toll calling will decrease over time and eventually disappear for all practical purposes. There will remain implicit amounts within the pricing of the customer’s overall calling plan for what is today considered to be toll (or out of local area calling). However, the effective rate realized on a per minute of use basis from the flat rated calling plans will be much lower than historical rates realized from the traditional per minute of use rated plans. We have developed over the last few years, and continue to modify, our toll calling plans (including the introduction of unlimited calling plans). In addition, we have been able to expand our customer base through our CLEC’s overall growth in access lines and success in bundling toll with local dial tone service. As of December 31, 2005, 79% of our customers in our edge-out markets subscribed to one or another of our toll packages.

The market for Internet and broadband services is also highly competitive. Our DSL product experiences competition from cable modem services, other ILECs and CLECs and, to a lesser extent, wireless and satellite broadband products. We also face competition in the dial-up market from most of the national and regional competitors. Many of our broadband and dial-up competitors have significantly greater market presence, advertising budgets and brand recognition. We compete based on our knowledge of the local area, the quality of our products and the high level of service that we provide, especially our responsiveness to the needs of small to medium sized businesses. In addition, we believe one of our strengths is the ability to develop new products and

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

services to meet the specific needs of our target market, such as the multi-megabit metro Ethernet product that we were the first to deploy in the Pittsburgh area.

We also derive a small percentage of our revenues from directory advertising, virtual hosting, web page design, e-commerce enabling technologies and other services, all of which are competitive in nature.

Employees

At December 31, 2005, the Company, through all of its subsidiaries, employed 371 persons. Approximately 30% of our employees are covered under collective bargaining agreements. In October 2004, North Pittsburgh’s bargaining employees ratified a new labor contract with the Communications Workers of America (CWA) that will remain in effect until September 30, 2007. Also, in September 2005, Penn Telecom’s bargaining employees ratified a new labor contract with the CWA that will remain in effect until August 31, 2008.

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

North Pittsburgh holds valid, continuing and subsisting rights, certificates, franchises, licenses and renewable permits adequate for the conduct of its business in the territory it serves, none of which contains any burdensome restrictions. We also have FCC licenses to operate a private operational telephone maintenance radio service station (call sign WIK 838), which expire on March 20, 2011, and a non-commercial private license for our own maintenance radio service and other purposes (call sign WPCD 845), which expires on April 29, 2013. We have not encountered in the past, nor do we anticipate in the future, any difficulty in maintaining or renewing these licenses.

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

Item 1A.	Risk Factors

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

As discussed in more detail in the preceding Competitive Environment section, the markets in which we operate are growing increasingly competitive. We still maintain a level of protection in our ILEC territory against intra-modal competition, and currently no non-facilities based CLECs are operating in our territory. Over the past several years, though, we have faced a high level of inter-modal competition from wireless carriers. Although historically existing more as a competitor in the toll market, wireless carriers are now competing more aggressively against our secondary and even primary lines. In addition, we have recently seen competition intensify in our ILEC market as the two cable companies that overlap the majority of our incumbent market have recently launched and are heavily promoting their telecommunications offerings.

The toll market has continued to be extremely competitive and we would expect this trend to continue into the foreseeable future, especially driven by the unlimited calling packages promoted by the wireless, cable and independent VoIP competitors. The broadband market is also very competitive, with cable companies having offerings which compete very aggressively with our DSL and higher broadband circuits. Wireless carriers are also continuing to upgrade their networks and have begun to offer broadband products that compete with our DSL product.

Many of our competitors are major communications companies that have more extensive resources.

We compete in our various markets with telephone companies such as Verizon, Sprint and other national CLECs, cable companies that include Comcast and Armstrong, and all the major wireless and interexchange carriers. All of these companies have substantially greater financial and marketing resources as well as greater name recognition than the Company. In addition, given their financial resources and scale, these companies may be able to devote more capital to newer technologies and/or use their cost advantages to reduce prices for an extended period of time.

We are subject to a complex and uncertain regulatory environment.

The amounts that we charge for most of our services are subject to regulatory oversight at both the federal and state levels. Our business plans are also greatly affected by complex (and highly litigated) laws and regulations pertaining to competitive requirements in the markets in which we operate, such as regulatory barriers to entry in our ILEC territory and rules relating to both the availability and pricing of leased network elements in our edge-out territories. We expect that the competitive barriers to entry in our ILEC territory will continue to be reduced. With regard to the network elements that we utilize in our edge-out territories, any material negative changes in the availability or pricing of such network elements could have a material impact on our financial condition and future business plans.

Approximately 29% of our revenues for the year ended December 31, 2005 came from charges paid to us from other carriers for services which we performed in originating and terminating toll and local traffic (access revenues) and from proceeds which we received from universal service funds. Our access rates are subject to regulation and reviews at both the federal and state levels. There are currently a number of formal and informal proceedings reviewing both the current access compensation structure and also the current rules regarding the contribution methodology and eligibility requirements of the universal service funds. One of the proposals being developed by some of the larger companies in the communications industry, which would seek a migration to a bill and keep intercarrier compensation mechanism, could have a material negative impact on our financial results and condition if adequate carve-outs are not made for rural carriers to support the high cost of providing services in rural communities. In addition, any substantive modifications to the availability of, or ability to recover costs from, federal and state universal service funds could have a material negative impact on our financial results and condition.

As a result of the expansion of our customer base in our CLEC edge-out markets, the increases experienced in broadband revenues, and several revenue neutral rate rebalancings that our ILEC has made in the past two years (which rebalancings have increased end-user charges while decreasing access rates), the percentage of our consolidated revenues which we receive from the above-mentioned access charges and universal service funds (29% for 2005) has decreased from 31% and 35% of our consolidated revenues for 2004 and 2003, respectively. Although our exposure to these revenue sources has declined over the past several years, those revenue sources still constitute a material percentage of our overall revenues and operating margins.

In addition, newer technologies, such as VoIP, have been introduced since the passage of the 1996 Act. Many of these new technologies do not readily fit into the legacy telecommunications regulatory framework and are causing regulators at both the federal and state levels to reconsider many of the basic assumptions in regard to public policy and regulation of the telecommunications industry. The FCC has issued a Notice of Proposed Rulemaking proceeding to examine the regulatory treatment of VoIP. In the interim, the FCC and individual states have been ruling on narrow issues concerning VoIP and other access issues on a case-by-case basis. No comprehensive regulatory framework has yet been established. The FCC’s final rules, or an extended period of regulatory uncertainty during which carriers might refuse to pay portions of their applicable access charges, might detrimentally affect our future access revenues.

While it is currently advantageous for our North Pittsburgh subsidiary to be an average schedule company, its interstate revenues and earnings are subject to more volatility than those of comparable cost companies.

North Pittsburgh participates in the interstate tariff and settlement pooling process that is administered by the National Exchange Carrier Association (NECA) as an average schedule company, which means North Pittsburgh’s interstate settlements are determined by formulas based on a statistical sampling of the costs and service demand quantities of comparable companies that perform cost studies.

On December 29, 2005, NECA filed with the FCC proposed modifications of average schedule formulas. In that filing, NECA proposed to revise the formulas for average schedule interstate settlement disbursements for interstate access services provided during the period beginning July 1, 2006 through June 30, 2007.

In this filing, NECA not only proposed changes to the average schedule formulas based on the normal projected changes in cost and demand for the July 1, 2006 through June 30, 2007 period but also proposed some structural changes to the formulas in order to more closely align average schedule company settlements to the companies estimated interstate revenue requirements based on statistical sampling.

In its filing, NECA estimated that settlement rates for all average schedule companies would decrease overall by about 1.7 percent, assuming constant demand; however, the individual impact on an average schedule company depends on its size and demand characteristics. As a result, some companies with larger study areas, such as North Pittsburgh, would see a significant decrease in settlements, while many smaller study areas would see increases, if the proposals are implemented. The proposed formulas also reflect the trend of reduced access minutes.

Due to the significant decrease in interstate settlements that would be experienced by some companies, the NECA filing also recommended that the FCC consider implementing a two-year phase in of the reduction in settlements resulting from the proposed structural changes in the formulas. The filing included a detailed procedure on how that phase in might be accomplished.

As a relatively large average schedule company, North Pittsburgh would be affected by the proposed reduction in settlements if the FCC approves the proposed revised formulas. North Pittsburgh estimates that the proposed formulas would cause a reduction of approximately $190 per month in its interstate settlements (based on demand data for the month of December 2005). The estimated $190 per month reduction consists of two elements, an approximate $50 per month decrease related to the normal changes in the year-over-year overall average schedules formulas and an approximate $140 per month decrease related to the proposed structural changes to the formulas. The $50 per month decrease that pertains to the normal changes in the formulas would result in an immediate decrease in settlement revenues effective July 1, 2006. If the FCC implements the recommended two-year phase in of the reduction in settlements proposed in the NECA filing, the $140 per month decrease related to the proposed structural changes would not all be recognized immediately, but rather the reduction would be phased in ratably over a twenty-four month period of time. It is uncertain at this time whether the FCC will approve or modify the NECA proposed average schedule formulas and the phase in.

We continue to monitor whether or not it is advantageous for North Pittsburgh to participate in the NECA pool as an average schedule company or, alternatively, to be a cost company subject to its own individual cost and demand data studies. It is important to note, though, that as an average schedule company, North Pittsburgh’s interstate revenues and earnings can be subject to more volatility than those of comparable cost companies due to the lack of an exact relationship between the cost structure and demand data of an average schedule company such as North Pittsburgh and its ultimate settlement pursuant to average schedules.

Our ability to grow will require investments in markets and products that may not achieve our desired returns.

With the increased competition in our existing markets and pressures on profit margins, we may have to invest in markets and products that most likely will not generate the margins we have traditionally experienced in our core access line business in our ILEC territory. Access lines in our edge-out markets carry lower margins, mainly due to pricing discounts we offer from the incumbent’s rates, incremental costs we incur to lease some of the facilities we use and overall lower access rates that we charge to carriers using our network. In addition, some of the products which we have deployed over the last several years, such as DSL, have been introduced into already competitive environments that have lower overall margins than our traditional ILEC access lines. Some of these products, although producing a new source of revenue, have had detrimental impacts on other existing revenue streams (such as second lines which can be rendered redundant by DSL). Although we believe that we can continue to penetrate our current edge-out markets (which mostly encompass Pittsburgh and its surrounding communities), potential expansion into other markets, which may be needed to grow revenues, will most likely carry greater risk because our brand recognition will not be as strong and our network efficiencies may not be as great as we are currently experiencing in our existing edge-out markets.

A lack of parity between us and our competitors concerning regulatory fees and assessments as well as taxation laws could adversely impact our ability to profitably compete.

The telecommunications industry is one of the most heavily taxed in our country. When telephone companies were monopolies in the past, both federal and state agencies used telephone companies to impose onto individuals and businesses a multitude of taxes and regulatory assessments, including, but not limited to, federal excise taxes, gross receipts taxes, 911 recovery fees, universal service assessments, Pennsylvania relay service charges and state and local sales taxes (where applicable). Typically, such assessments and taxes can constitute 10% to 20% of the gross amount of a telephone bill, dependent upon the types of services purchased. We recognize no margin on these fees and taxes but rather serve as the pass through entity responsible for charging and collecting the fees and taxes from our end-user customers and remitting the monies collected to the taxing and regulatory authorities. As inter-modal competition continues to develop, companies which do not meet the traditional definitions of telecommunications carriers and/or offer services which do not neatly fit into the outdated definitions of such terms as communication services (that is, for example, a service that may instead be deemed an informational service) have claimed and may continue to claim that they are not subject to some or all of the above-mentioned taxes and assessments. Unless regulators and taxing authorities change or clarify their rules and regulations to include such companies and services as being subject to such taxes and assessments or deregulate and exclude us from being subject to such taxes and assessments, the lack of parity could adversely impact our ability to effectively compete on price.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Registrant owns in fee an office building, which houses a portion of the operations of Penn Telecom. Penn Telecom also owns an office/warehouse building. These properties are located in Butler County in Western Pennsylvania.

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

As of the date hereof, except for routine regulatory matters before the PA PUC and FCC, including matters summarized in this Annual Report which could result in the expansion of competition, there were no material pending legal or governmental proceedings directly involving the Company or its subsidiaries, other than ordinary routine litigation and ordinary routine utility matters incidental to the business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

ADDITIONAL ITEM FOR PART I

Executive Officers Of The Registrant

Information regarding the Registrant’s Executive Officers and Chairman of the Board of Directors is provided below. In addition to the positions and business experience related to the Registrant, additional information related to North Pittsburgh Telephone Company, the Registrant’s predecessor, is also presented.

Executive Officers of the Registrant

Name and Business Experience	Age	Positions and Offices with Registrant (1), (2) & (3)
Charles E. Thomas, Jr. Registrant and North Pittsburgh Telephone Company: Chairman of the Board of Directors since 1998; Director since 1993. Partner in the law firm of Thomas, Thomas, Armstrong & Niesen, Harrisburg, PA, which has been retained as general counsel to the Registrant since the formation of this firm in 1991; Partner in the law firm of Thomas & Thomas from 1977 to 1990.	62	Director, Chairman of the Board of Directors

Harry R. Brown Registrant: Director since 1989; President since 1998; formally designated Chief Executive Officer on October 23, 2002; Vice President from 1992 to 1998. North Pittsburgh Telephone Company: Director since 1989; President and General Manager since 1998; Vice President—Operations from 1987 to 1998; Assistant Vice President—Operations from 1986 to 1987; Network Engineering Manager from 1984 to 1986; Equipment Supervisor from 1975 to 1984.	69	Director, President and Chief Executive Officer

Allen P. Kimble Registrant: Director since 1998; Senior Vice President since May 20, 2005; formally designated Chief Financial and Accounting Officer on October 23, 2002; Vice President from 1989 to 2005; Treasurer from 1985 to 2005; Secretary from 1993 to 1998. North Pittsburgh Telephone Company: Director since 1998; Senior Vice President – Finance since May 20, 2005; Vice President from 1989 to 2005; Treasurer from 1979 to 2005; Secretary from 1993 to 1998; Assistant Vice President from 1987 to 1989; Assistant Secretary from 1979 to 1993; Assistant Secretary—Treasurer from 1977 to 1979.	59	Director, Senior Vice President and Chief Financial and Accounting Officer

N. William Barthlow Registrant: Vice President since 1994; Secretary since 1998; Assistant Secretary from 1993 to 1998; Assistant Vice President from 1990 to 1994. North Pittsburgh Telephone Company: Vice President—Marketing and Service since 1999; Vice President—Marketing and Revenues from 1994 to 1999. Secretary since 1998; Assistant Secretary from 1993 to 1998; Assistant Vice President—Revenue Requirements from 1989 to 1994; Revenue Requirements Manager from 1987 to 1989.	51	Vice President and Secretary

Name and Business Experience	Age	Positions and Offices with Registrant (1), (2) & (3)

Kevin J. Albaugh Registrant: Vice President since 1999. North Pittsburgh Telephone Company: Vice President—Regulatory Affairs since 1999; Manager and Assistant Vice President—Revenues from 1997 to 1998; Revenue Requirements Supervisor from 1993 to 1997.	54	Vice President

Frank A. Macefe Registrant: Vice President since 1999. North Pittsburgh Telephone Company: Vice President—Sales since 1999; Assistant Vice President—Marketing from 1989 to 1998; Marketing Manager from 1979 to 1989; Marketing Supervisor from 1978 to 1979.	57	Vice President

Matthew D. Poleski Registrant: Vice President and Treasurer since May 2005. North Pittsburgh Telephone Company: Vice President and Treasurer since May 2005; Corporate Financial Manager from 2001 to 2005; Senior Financial Analyst from 2000 to 2001.	31	Vice President and Treasurer

Albert W. Weigand Registrant: Vice President since 1999. North Pittsburgh Telephone Company: Vice President—Operations since 1999; Assistant Vice President—Operations from 1997 to 1998; Senior Planning Engineer from 1995 to 1997; Planning Engineer from 1986 to 1995; Customer Equipment Supervisor from 1984 to 1986; Customer Equipment Engineer from 1979 to 1984.	47	Vice President

(1)	Directors. Messrs. Thomas, Brown and Kimble were elected as Directors at the 2005 Annual Meeting of Shareholders held May 20, 2005 to serve until the 2006 Annual Meeting of Shareholders. Messrs. Thomas, Brown and Kimble will be nominees for reelection as Directors at the Annual Meeting of Shareholders to be held May 19, 2006.

(2)	Officers. All of the aforementioned officers were elected to their respective offices at a Board of Directors’ Organizational Meeting which followed the May 20, 2005 Annual Meeting of Shareholders. Executive employment agreements with Messrs. Brown, Kimble, Barthlow, Albaugh, Macefe and Weigand set forth the terms and conditions of their employment.

(3)	Arrangements. There are no arrangements or understandings between any of the above executive officers and any other person pursuant to which they were elected as an officer.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is registered with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 and, effective January 10, 1997, the Company’s Common Stock commenced trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the Symbol ‘NPSI’. Prior thereto, the stock was not listed on any stock exchange and was considered as being traded on the OTC (Over-the-Counter) market. The Nasdaq high and low sales prices for the Company’s Common Stock for each quarter of 2005 and 2004 are listed below:

	2005 High	2005 Low	2004 High	2004 Low
First Quarter	$25.33	$18.60	$20.61	$16.94
Second Quarter	21.54	17.33	20.40	17.55
Third Quarter	21.60	18.73	21.59	18.00
Fourth Quarter	20.60	18.10	26.24	19.55

Calculated on the basis of the number of shareholder accounts, the Company had approximately 2,583 common shareholders on February 10, 2006.

Cash dividends per share, declared quarterly by the Company in 2005 and 2004, on the outstanding shares of Common Stock were as follows:

	2005	2004
First Quarter	$.18	$.18
Second Quarter	.19	.18
Third Quarter	.19	.18
Fourth Quarter	.19	.18

Total	$.75	$.72

The Company did not sell any of its securities during the fiscal year ended December 31, 2005 that were not registered under the Securities Act of 1933, as amended.

The Company did not repurchase any of its securities during the fourth quarter of 2005.

Item 6.	Selected Financial Data
(Amounts in Thousands Except Per Share Data)

The following summary of Selected Financial Data for the years 2005 – 2001 should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

	2005	2004	2003	2002	2001
Operating revenues	$109,804	$106,082	$103,147	$92,408	$87,826
Operating expenses	78,066	78,703	79,777	69,528	67,558

Net operating income	31,738	27,379	23,370	22,880	20,268
Interest expense	(1,639)	(1,931)	(2,126)	(3,990)	(3,733)
Interest income	1,457	406	202	530	1,118
Dividend income	1,140	1,171	610	6	9
Equity income of affiliated companies	6,001	5,622	3,085	2,809	1,378
Sundry expense, net	(48)	(132)	(153)	(1,465)	(981)

Income from continuing operations before income taxes	38,649	32,515	24,988	20,770	18,059
Income tax expense	15,407	13,408	10,303	8,574	7,567

Income from continuing operations	23,242	19,107	14,685	12,196	10,492

Discontinued operations, net of tax[3]	(186)	(147)	(68)	(78)	(130)

Net income	$23,056	$18,960	$14,617	$12,118	$10,362

Weighted average common shares outstanding	15,005	15,005	15,005	15,005	15,005

Basic and diluted earnings per share:
Income from continuing operations	$1.55	$1.27	$.97	$.81	$.70
Loss from discontinued operations	(.01)	(.01)	—	—	(.01)

Net income per share	$1.54	$1.26	$.97	$.81	$.69

Dividends declared per share of Common Stock	$.75	$.72	$.68	$.68	$.68

Total assets	$159,200	$155,500	$151,255	$150,403	$168,889

Long-term debt	$18,512	$21,597	$24,682	$27,767	$47,202

Long-term obligations under capital lease	$3,731	$4,588	$5,539	$6,611	$7,607

[3]	Reflects the results of our telecommunications equipment operations which were sold on December 30, 2005 and have been classified as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Amounts in Thousands Except Per Share Data and Operating Statistics)

The statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such statements are qualified by important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Thus, results actually achieved may differ materially from expected results included in these statements.

Overview

We are a telecommunications company with annual operating revenues for 2005 of $109,804. Our original core business, which dates back to 1906, consisted primarily of providing telecommunications services in our ILEC territory, which today covers approximately 285 square miles and is located north of the City of Pittsburgh. In 1995, when the Internet was still in its relatively early stages, we purchased a small ISP as a segue into that market. During 1999, we began to expand our business beyond our ILEC territory via a CLEC edge-out strategy. In addition, from 1997 through 2001, we invested approximately $83 million in our ILEC territory to upgrade the majority of our network and to deploy a CSA architecture in order to allow us to offer advanced broadband products.

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

Industry Dynamics

Demand for the traditional voice telecommunications business has been negatively impacted by the proliferation of wireless services and their one-rate bundled pricing plans that include large (if not unlimited) buckets of minutes, the popularity of alternative communication technologies such as email and instant messaging and by technological advances such as cable modems and DSL that obviate the need for secondary, and in some cases primary, access lines.

In addition, the telecommunications industry has experienced a very difficult period of contraction brought on by over-investments that have created excess capacity in certain markets. As a result, the industry has experienced a relatively high number of major bankruptcies over the past several years. Besides the negative financial ramifications of absorbing write-offs of pre-petition amounts owed from such carriers, we are now faced with many of these companies re-emerging from bankruptcy with restructured balance sheets and greater financial flexibility.

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

While the 1996 Act has placed a higher degree of uncertainty on our future revenue streams and margins in our ILEC territory, it has given us the opportunity to selectively expand outside of that territory by taking advantage of the pro-competitive aspects of the 1996 Act. We have pursued an edge-out strategy into Pittsburgh and its surrounding communities as well as into the City of Butler and its surrounding areas, leveraging the network, human capital skills and solid reputation of our traditional ILEC business.

The 1996 Act primarily deals with regulations concerning intra-modal competition—that is, competition among traditional wireline companies. At the same time, however, we have begun to experience a great deal of inter-modal competition from wireless carriers and cable companies. We view these facilities based competitors to be the most formidable, as these companies totally bypass our existing networks.

Highlights and Outlook

Net income for 2005 was $23,056, or $1.54 per share, as compared to $18,960, or $1.26 per share, for 2004. The $4,096 increase in net income was predominately a result of the favorable impact of a settlement agreement reached with a carrier in the second quarter of 2005, a decrease in depreciation expense pursuant to changes in the useful life estimates of certain main categories of North Pittsburgh’s telephone plant and equipment, an increase in earnings recorded from the Company’s investment in three wireless partnerships and an increase in income recorded from the Company’s temporary investments. The above-mentioned settlement, which totaled $2,404 (pre-tax) and covered the exchange of traffic between North Pittsburgh and the carrier over a multi-year period of time, resulted in a $1,604 increase in revenues and an $800 decrease in operating expenses.

Operating revenues for 2005 increased $3,722, or 3.5%, over 2004. The impact from the aforementioned settlement contributed $1,604 to this increase. Revenues from all other sources increased $2,118, or 2.0%, in 2005. The majority of this growth was attributable to our continued penetration into our edge-out markets as well as our expansion of our broadband service offerings. As was our experience also for 2004 (for which our revenue growth rate of 2.8% was lower than our recent prior historical rates), our ability during 2005 to grow end-user revenues by adding customers in our CLEC markets and by expanding our broadband service offerings was partially offset by decreases in access revenues. The phased reduction of Penn Telecom’s interstate access rates in conjunction with the FCC’s Access Charge Reform Order, decreases in our access and transit rates charged for wireless traffic and decreases in the NECA average schedule formulas used to determine North Pittsburgh’s interstate revenue requirement, as well as some regulatory modifications and other events which have diminished the Company’s ability to earn above the historical allowable rate of return, have caused access revenues to decrease.

For 2006, we believe that it will be even more challenging to grow revenues, and there exists a strong possibility that revenues may actually decline by several percent due to multiple factors. First, for comparative purposes, 2005 revenues will have benefited from the aforementioned carrier settlement, which positively impacted revenues by $1,604. Although settlements with carriers in the telecommunications industry in general, and for us specifically, are not unusual due to the byzantine nature of intercarrier compensation rules and regulations, many of which are based on pre-competitive and pre-Internet Protocol (IP) based models and principles, the 2005 settlement referred to above, which covered the exchange of traffic over a number of years, was unusually large compared to our history of other such settlements. Second, as discussed in more detail in the “Risk Factors” section under Item 1A in this Form 10-K, we expect that interstate revenues for our ILEC will be negatively impacted by both the normal modifications to NECA average schedule formulas as well as the structural changes to those formulas that NECA has proposed. Those expected decreases in revenue will be more heavily concentrated in the second half of 2006, as the proposed new average schedule formulas would go into effect July 1, 2006. Third, we have recently seen competition intensify in our ILEC market as the two cable companies that overlap the majority of our incumbent market have recently launched and are heavily promoting their proprietary telecommunications offerings. We have seen access line decreases in our ILEC market accelerate by approximately 100 lines per month in January and February of 2006 concurrent with the launch of the cable companies’ services. Our ILEC continues to enjoy several forms of regulatory protection against non-facilities based CLECs, and the entry into our market by the cable companies marks the first main thrust of competition from non-wireless service providers, other than the competition we have experienced in the past and continue to experience from facilities based CAPs competing for larger customers in business parks. Finally, revenues we earn from PRIs provisioned to ISPs in our edge-out markets and the associated local reciprocal compensation access revenues we earn from terminating the PRI traffic are expected to decrease in 2006. The consolidation of our ISP customer base, which has led to the elimination of redundant and excess facilities, the general decline in the dial-up Internet market and the migration of some ISP customers to managed host providers have led to the decline in data PRIs and their associated minutes of use (MOUs). Comparing full year 2005 to full year 2004, revenues from PRI circuits were virtually flat but local reciprocal compensation revenues were actually up $246 because we were able to bill for traffic above the growth cap set in the original FCC Order on Intercarrier Compensation for ISP-Bound Traffic by virtue of the forbearance granted by the FCC in October of 2004 in the Petition of Core Communications, Inc. However, because many of the PRI circuit removals occurred in the fourth quarter of 2005, the positive year over year comparison in revenues described above was concentrated in the first nine months of 2005 as compared to the first nine months of 2004. Revenues from PRI circuits and the associated local reciprocal compensation revenues actually decreased by $278 in the fourth quarter of 2005 as compared to the fourth quarter of 2004. We expect that comparative trend to continue in 2006.

Offsetting the above-mentioned factors, we expect to generate new revenues through the addition of new customers in our edge-out markets and by further broadband penetration. In addition, we have seen robust growth in our multi-megabit metro Ethernet product, which we expect will continue in 2006. We are also focusing to an even greater extent on bundled product offerings, which we anticipate will drive value to our customers and serve as a tool for retention of our existing customer base. We also expect to launch a business grade VoIP product in the latter part of 2006, which we anticipate will enable us to further penetrate our existing edge-out markets as well as allow us to expand in a low cost way into adjacent new markets that previously were less attractive from a full facilities based edge-out approach.

Total operating expenses for 2005 decreased $637, or 0.8%, from the prior year. As previously mentioned, operating expenses were positively impacted by a $1,161 decrease in depreciation expense. In addition, 2005 benefited from the $800 cumulative reduction to operating expenses associated with the aforementioned carrier settlement. Those items were partially offset by increases in the direct costs associated with the growth in access lines and access line equivalents, such as fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not wholly provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base. In addition, combined labor and benefit expenses increased approximately $800, or 3.0%, during 2005.

For 2006, our overall operating expenses will continue to be significantly impacted by the decrease in depreciation expense experienced in our results of operations for the fourth quarter of 2005 (see discussion of depreciation expense under the “Results of Operations—2005 vs. 2004” section that immediately follows this section). 2006 will benefit from using the reduced depreciation levels for the full year, as compared to only the fourth quarter for 2005. We expect our network and other operating costs in 2006 to increase on a comparative basis over 2005, because 2005 benefited from the aforementioned $800 cumulative reduction in operating expenses from the carrier settlement. In addition, during 2006 we will be implementing a new billing and operational support system (OSS) at our CLEC. We also expect to see increases in the direct costs associated with the growth in access lines and access line equivalents in our CLEC edge-out markets.

Our cost structure is heavily weighted towards labor and depreciation. As such, there is not a great deal of direct correlation between our revenues and our largest operating expenses. We have taken steps to address our overall labor costs, including the workforce reduction program implemented in 2003, the continuing use of attrition to manage our workforce levels and using our excess cash reserves to make additional contributions into the North Pittsburgh defined benefit pension plan (Pension Plan) over the past several years. In addition, pursuant to the collective bargaining agreement North Pittsburgh renegotiated in 2004, future hires are not eligible to participate in the North Pittsburgh Pension Plan. Although we expect to see only modest benefits in the next few years, the long-term impact of this should be a reduction in postretirement benefit expenses, which currently exceed $3,000 per year.

We have benefited from investments made in the last two decades in wireless partnerships, all of which today are majority owned and operated by Verizon Wireless. Instead of deploying the majority of our investment capital into forming and operating our own wireless business, which would be at a tremendous disadvantage competing in a market dominated by national carriers with billions of dollars in capital resources, we alternatively invested in three wireless partnerships serving Pittsburgh and other portions of Western Pennsylvania. Total equity income recorded from our investments in the wireless partnerships increased $379 in 2005.

Our financial condition and balance sheet have continually improved over the last several years through prudent investment strategies and strong cash flows generated from operating activities. Unlike the many telecommunication companies that have substantially leveraged their businesses, we have a greater amount of cash and temporary investments on hand ($55,567) than our total debt outstanding ($21,597). Our financial condition gives us the ability to invest in new products and/or opportunities and the flexibility to continue to evaluate ways to create greater shareholder value, whether through our dividend policy, stock repurchases or other investment opportunities.

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and the notes thereto, included in this annual report.

2005 vs. 2004

Net income for 2005 was $23,056, or $1.54 per share, compared to net income of $18,960, or $1.26 per share, for 2004. The increase in net income was attributable to the following factors:

Operating Revenues

Total operating revenues increased $3,722, or 3.5%, during 2005. This increase was the result of increases in local network services revenues of $2,600 (9.0%), long distance and access services revenues of $240 (0.4%) and other operating revenues of $891 (8.2%), offset partially by a minor decrease in directory advertising, billing and other services revenues of $9 (0.6%).

Increases in local network services revenues of $2,600, or 9.0%, were primarily attributable to the following factors:

•	Local dial tone revenues increased $1,784, partially as a result of total access lines (including CLEC) growing by 1,459 lines, or 1.3%, from 109,618 access lines as of December 31, 2004 to 111,077 access lines as of December 31, 2005. More specifically, the total growth was a result of a 3,357 access line increase in our edge-out markets offset partially by a 1,898 access line decrease in our ILEC market. Also contributing to the increase was an approximate $1,400 increase in local dial tone revenues due to a revenue neutral rate re-balancing at North Pittsburgh during January of 2005, which increased local residential and business rates and decreased intrastate access rates.

•	Enhanced feature revenues (which include revenues from custom calling features such as voicemail, caller ID, call waiting, etc.) increased $378, mostly as a result of the growth in access lines and the up-selling of these features in bundled packages.

•	Local reciprocal compensation revenues increased $246 as we benefited from being able to bill for traffic above the growth cap set in the original FCC Order on Intercarrier Compensation for ISP-Bound Traffic by virtue of the forbearance granted by the FCC in October of 2004 in the Petition of Core Communications, Inc. Actual reciprocal compensation MOUs have decreased, however, by approximately 29% on a year over year basis due to the decline in data PRIs purchased by regional ISPs. The consolidation of our ISP customer base, which has led to the elimination of redundant and excess facilities, the general decline in the dial-up Internet market and the migration of some ISP customers to managed host providers have led to the decline in data PRIs and their associated MOUs. For 2005 over 2004 comparative purposes, the benefit from being able to bill for traffic above the original growth cap pursuant to the aforementioned FCC action has outweighed the negative impact of the overall MOU decreases. Future periods will no longer be impacted for comparative purposes by the limitations of the original growth cap, which applied only in earlier years, and we therefore expect to experience a decline in reciprocal compensation revenues because of the additional MOU decreases we expect to occur in the future.

•	Revenues from other local exchange circuits, such as ISDN BRI, frame relay and local private lines, have increased by $255. We have experienced growth in these circuits over the past year. In addition, during the summer of 2004, one large school district in our CLEC edge-out territory ordered approximately 550 BRIs. Those circuits were in service for only approximately six months in 2004, while revenues for 2005 benefited from having a full year of the associated revenues.

The increase in long distance and access services revenues1 of $240, or 0.4%, was primarily attributable to the following factors:

•	Special access circuits generated a revenue increase of approximately $256, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold in our ILEC territory. In addition, an increase in trunking from wireless carriers and a network reconfiguration from an IXC, which occurred in the second half of 2004, also added to the revenue increase in this category.

•	Overall toll revenues increased $170. We have continued to be successful in bundling toll in our edge-out markets (in which the number of access lines grew by 3,357), with nearly a 79% subscription

[1]	The Company records and analyzes into three main components the elements that comprise the long distance and access service revenues category. The first category, access revenues, reflects mainly per MOU sensitive access charges, universal service revenues received by the Company and end-user interstate access line charges assessed on customer bills. The second category, special access, reflects the revenues received from high capacity circuits (primarily DS-1s, DS-3s and OC-3s) that are: 1) provided directly to end-user customers, in both the Company’s ILEC and CLEC territories; 2) provisioned to other telecommunication carriers for connection to their end-user customers; and 3) provisioned for inter-office trunking and transport and are billed under the special access tariff. The third category, toll, represents amounts billed to end-users for metro-area, intraLATA, interLATA and international toll.

rate. Our ability to increase our customer base has been offset by continuing pricing pressures from the introduction of aggressively priced flat rate toll packages from other competitors and VoIP providers and intense pricing competition in the wireless market. We expect the pricing pressure on toll to continue to intensify, as just recently the two main cable companies in our ILEC territory have launched their own telephone services that contain unlimited calling packages at prices below our existing plans.

Partially offset by the following:

•	Access revenues decreased approximately $186, primarily due to:

–	First, as described in the text above discussing local network service revenues, there was an approximate $1,400 reduction in North Pittsburgh’s intrastate access revenues in conjunction with the revenue neutral rate re-balancing that increased North Pittsburgh’s local residential and business rates and decreased its intrastate access rates.

–	Second, as also discussed above, changes in NECA average schedule formulas used to determine North Pittsburgh’s interstate revenue requirement as well as some regulatory modifications and other events that have diminished North Pittsburgh’s ability to earn above the historical allowable rate of return have caused these interstate revenues to decrease approximately $250. Approximately $550 of this comparative revenue decrease occurred in the first half of 2005 as compared to the first half of 2004. NECA’s tariffs are effective on a July 1 through June 30 basis. The majority of the revenue decrease was due to the fact that the July 1, 2004 through June 30, 2005 average schedule formulas produced a decrease in North Pittsburgh’s realized interstate revenues from those amounts realized from the average schedule formulas associated with the July 1, 2003 through June 30, 2004 tariff. The new average schedule formulas, which went into effect for the period July 1, 2005 through June 30, 2006, did not produce a material change in North Pittsburgh’s realized interstate revenues, on a static basis, from the average schedule formulas in effect for the July 1, 2004 through June 30, 2005 period (static basis meaning keeping demand quantities the same). In addition, the fourth quarter of 2005 benefited from North Pittsburgh’s settlement contribution, as calculated by NECA, for pool over earnings for the most recent two-year monitoring period being approximately $275 lower than accrued, resulting in a positive adjustment to settlement revenues.

–	Third, in conjunction with the FCC’s Access Charge Reform Order, Penn Telecom’s interstate access rates have been phased down over a three-year period that began in 2001. The final phase down decrease, which adjusted Penn Telecom’s rates to mirror the incumbents’ rates, was effective June 20, 2004 and resulted in an approximate $40 per month decrease in access revenues. Although Penn Telecom’s billable MOUs increased approximately 17% during 2005, interstate access revenues decreased approximately $170 due to the fact that the 2004 had approximately six months that benefited from the higher access rates.

–	Fourth, reductions in wireless intercarrier compensation rates contributed to a $250 decrease in access revenues received from wireless carriers, despite an increase in billable MOUs. As the majority of the decreases in rates were effective in the beginning of the third quarter of 2004, revenues for 2005 were impacted by a full twelve months of the reduced rates while revenues for 2004 were impacted by the reduced rates for only the last six months of that year. Revenues from wireless intercarrier compensation for the second half of 2005 actually increased $84 over the prior year comparable period because the rates were comparatively the same and, as noted above, the billable MOUs increased.

–

The above-mentioned factors were partially mitigated in the second quarter of 2005 by the positive impact of the aforementioned settlement between North Pittsburgh and a carrier, which resulted in a $1,604 increase in terminating access revenues realized over the amount which had been estimated and accrued over a multi-year period. Concurrent with the execution of the settlement agreement, North Pittsburgh also executed an interconnection agreement with the carrier. During the last nine months of 2005, when the interconnection agreement was in place, North Pittsburgh’s revenues benefited by approximately $150 as a result of the difference between the final rates and terms of the interconnection agreement from those used historically in our estimates.

The increase in other operating revenues of $891, or 8.2%, was primarily due to the $784 growth in DSL and multi-megabit metro Ethernet revenues. Combined DSL lines (both wholesale and retail) sold increased from 12,063 as of December 31, 2004 to 14,386 as of December 31, 2005. Also, we introduced in 2004 a multi-megabit metro Ethernet product that can deliver speeds from 3 to 30 megabits, surpassing the existing top speed of our DSL product. Currently geared mostly for business applications, the multi-megabit metro Ethernet product experienced robust growth during 2005. Revenues earned from other Internet related products and services, such as web development services, also increased over the prior year.

The decrease in directory advertising, billing and other services revenues of $9 was not material.

Operating Expenses and Net Operating Income

Total operating expenses decreased $637, or 0.8%, during 2005. The change was the result of decreases in depreciation and amortization expenses of $1,161 (6.1%) and state and local taxes of $89 (2.5%), offset partially by increases in network and other operating expenses of $613 (1.1%),

The decrease in consolidated depreciation and amortization expenses of $1,161, or 6.1%, was predominately the result of changes in the useful life estimates of certain main categories of North Pittsburgh’s telephone plant and equipment. During 2005, North Pittsburgh conducted a comprehensive review of the useful life estimates of certain main categories of its telephone plant and equipment. Pursuant to that review, effective October 1, 2005, North Pittsburgh increased its useful life estimate for telephone poles. In addition, effective October 1, 2005, North Pittsburgh assigned a 5.5 year useful life to the remaining net book value of central office equipment. The adjustments were required to more closely align the remaining depreciable lives of these assets with their true economic lives. These changes in accounting estimates, which affected our fourth quarter results of operations, decreased our 2005 depreciation expense by $1,955. Otherwise, depreciation expense for all other assets increased $794 as the depreciable asset base (gross property, plant and equipment) grew 3.7% over the course of 2005.

The decrease in state and local taxes of $89, or 2.5%, was attributable mostly to a nominal decrease in Pennsylvania capital stock tax expense pursuant to a decrease in the effective tax rate for 2005.

The increase in network and other operating expenses of $613, or 1.1%, was primarily attributable to the following factors:

•	Increases in direct costs associated with the growth in access lines and access line equivalents. Such direct costs include the fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base.

•	Increases in combined labor and benefit expenses of approximately $800, or 3.0%, during 2005. Payroll expense was up due in part to the effects of the normal year over year wage increases. In addition, capitalized labor decreased approximately $250 from the prior year, due mostly to a greater mix of repair and maintenance work as compared to capital construction work during 2005. Current benefit expenses (mostly composed of medical insurance premiums) declined slightly, primarily due to decreases in medical insurance premiums at the Company’s North Pittsburgh subsidiary as a result of an increase in employee co-payments as well as more favorable experience ratings received for our 2005 premiums (2003 and 2004 premium increases were abnormally large due to an unusually high number of severe medical cases which negatively impacted the experience-rated portion of our insurance premiums). Aggregate postretirement benefit expenses, as addressed in more detail in Note 6 to the Consolidated Financial Statements included in this Form 10-K, remained relatively constant year over year.

•	The above-mentioned factors were partially mitigated in the second quarter of 2005 by the positive impact of the aforementioned settlement between North Pittsburgh and a carrier, resulting in a cumulative $800 reduction in traffic termination costs from the amount that was estimated and accrued over a multi-year period. As previously discussed, concurrently with the settlement agreement, North Pittsburgh executed an interconnection agreement with the carrier. However, the amount of traffic that North Pittsburgh terminates to the carrier has decreased approximately 70% over the past several years, and therefore the final rates and terms of the interconnection agreement did not have a material impact on our operating expenses on a going forward basis.

Overall, the increase in total operating revenues of $3,722, coupled with the decrease in total operating expenses of $637, resulted in a $4,359, or 15.9%, increase in net operating income in 2005 as compared to 2004.

Other Items

Interest expense decreased during 2005 by $292 due to the continued scheduled pay-down of our Federal Financing Bank (FFB) notes and capital lease obligation.

Interest income increased $1,051 during 2005 due to higher average invested cash balances as well as increases in the average interest rate received on our temporary investments. Our average interest rate earned on investments was 3.1% during 2005 as compared to 1.0% during 2004.

Dividend income decreased $31 during 2005, mostly as a result of the dividend yield on our Rural Telephone Bank (RTB) Class C stock decreasing to 5.74% in 2005 as compared to 6.0% in 2004. The dividend income from the RTB Class C stock represents $1,123 of the $1,140 in total dividend income earned for 2005. Pursuant to the liquidation of the RTB and redemption of our RTB stock (as described in more detail in the “Subsequent Event—RTB Stock Redemption” section below), we will no longer receive such dividends. As a result, dividend income will diminish greatly in 2006.

Equity income of affiliated companies increased $379 during 2005 due mainly to a $387 increase in the amount of income generated from the Company’s limited partner interests in three wireless partnerships. These partnerships, all of which are majority owned and operated by Verizon Wireless, have continued to show strong growth in the numbers of customers. We also benefited from a reduction in the partnerships’ switching costs that became effective with the partnerships’ results of operations recorded in our second quarter of 2004, which we estimate has contributed approximately $225 to the overall increase in equity income (the positive comparative impact was experienced primarily in the first quarter of 2005 over the first quarter of 2004 results). The growth in equity income from these wireless partnerships was lower in 2005 than experienced in 2004, however, due partially to the fact that the above-mentioned reduction in switching costs had a much greater impact on the comparative results for 2004 over 2003. In addition, customer acquisition costs increased during 2005 and net roaming expense increased, especially for the RSA 6 II partnership which covers many of the growing northern communities outside Pittsburgh (many of these customers travel into Pittsburgh and its suburbs for work and incur roaming expense for the partnership). Finally, we recorded a $98 decrease in equity income during 2005 as a result of adjustments to the partnerships’ 2004 results of operations pursuant to their annual audits for 2004.

The changes in sundry expense (net) were not material.

Income Taxes

Federal and state income tax expense was $15,275 for 2005, which reflected a tax expense of $15,407 on income from continuing operations and a tax benefit of $132 on the loss from discontinued operations. The effective tax rate on income from continuing operations was 39.9% for 2005 as compared to 41.2% for 2004. The decrease in the effective tax rate was partially a result of the decrease in the valuation allowance for state net operating loss (NOL) carryforwards, which produced a tax benefit of $381 in 2005 as compared to $61 in 2004. The larger tax benefit recorded in 2005 was primarily a result of the elimination of a valuation allowance on one of our subsidiaries pursuant to its current history of producing state taxable income, which has enabled us to predict that it is now probable that all of the NOL will be utilized. The decrease in the effective tax rate was also impacted by a positive true-up of our income tax liability during 2005.

2004 vs. 2003

Net income for 2004 was $18,960, or $1.26 per share, compared to net income of $14,617, or $.97 per share, for 2003. The increase in net income was attributable to the following factors:

Operating Revenues

Total operating revenues increased $2,935, or 2.8%, during 2004. This increase was the result of increases in local network services revenues of $2,409 (9.1%), directory advertising, billing and other services revenues of $81 (6.2%) and other operating revenues of $1,019 (10.3%), offset partially by decreases in long distance and access services revenues of $574 (0.9%).

Increases in local network services revenues of $2,409, or 9.1%, were primarily attributable to the following factors:

•	Local dial tone revenues increased $1,709, partially as a result of total access lines (including CLEC) growing by 7,351 lines, or 7.2%, from 102,267 access lines as of December 31, 2003 to 109,618 access lines as of December 31, 2004. More specifically, the total growth was a result of a 9,919 access line increase in our edge-out markets offset partially by a 2,568 access line decrease in our ILEC market. Also contributing to the increase was an approximate $1,000 increase in local dial tone revenues due to revenue neutral rate re-balancings at North Pittsburgh during April and December of 2003, which increased local residential rates and decreased intrastate access rates.

•	Revenues earned from PRIs increased $227, mostly as a result of an increase in the average number of circuits in our edge-out markets during the course of 2004. However, the increase in the average number of circuits was more heavily weighted to the first half of 2004 in comparison to the first half of 2003. Our PRI circuit count began to diminish in the second half of 2004, primarily due to the consolidation of our ISP customer base, which led to an elimination of redundant facilities.

•	Enhanced feature revenues (which include revenues from custom calling features such as voicemail, caller ID, call waiting, etc.) increased $185 during 2004, mostly as a result of the growth in access lines and the up-selling of these features in bundled packages. The growth rate in such revenues experienced in 2004 was lower than the $468 increase in such revenues experienced in 2003 due mostly to the fact that average revenue received per enhanced feature declined as these features are often discounted in the bundled packages.

•	Local reciprocal compensation revenues increased $160 during 2004 in association with the growth in terminating traffic generated by the above-mentioned increase in access lines. In addition, we benefited from being able to bill for traffic above the growth cap set in the original FCC Order on Intercarrier Compensation for ISP-Bound Traffic by virtue of the forbearance granted by the FCC in October of 2004 in the Petition of Core Communications, Inc.

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

The increase in other operating revenues of $1,019, or 10.3%, was primarily due to growth in DSL revenues of approximately $1,090 as combined DSL lines (both wholesale and retail) sold increased from 10,029 as of December 31, 2003 to 12,063 as of December 31, 2004.

The decrease in long distance and access services revenues of $574, or 0.9%, was primarily attributable to the following factors:

•	Access revenues decreased $2,376, primarily due to four factors.

–	First, as previously described in the text above that discusses local network services revenues, there was an approximate $1,000 reduction in North Pittsburgh’s intrastate access revenues in conjunction with the revenue neutral rate re-balancings that increased North Pittsburgh’s local residential rates and decreased its intrastate access rates.

–	Second, the 2003 second quarter was favorably impacted by $427 in final intercarrier settlement adjustments covering a two-year period.

–	Third, Penn Telecom experienced reductions in its effective intercarrier compensation rates, the most significant of which was a revision made between Verizon and Penn Telecom in September of 2003 in the percent local use (PLU) factor used to settle traffic between the companies. At that time, the PLU factor change resulted in an approximate $250 per month decrease in intrastate access revenues recognized. Also, in conjunction with the FCC’s Access Charge Reform Order, Penn Telecom’s interstate access rates were phased down over a three-year period that began in 2001. The final decrease, which adjusted Penn Telecom’s rates to mirror the incumbents’ rates, was effective June 20, 2004 and resulted in an approximate $40 per month decrease in access revenues. Although Penn Telecom’s access line growth contributed to an approximate 20% increase in MOUs on the network, the decreases in the effective intercarrier compensation rates described above resulted in an approximate $700 decrease in access charges to carriers.

–	Fourth, reductions in wireless intercarrier compensation rates contributed to a $356 decrease in access revenues received from wireless carriers, despite a 28% increase in billable MOUs. In comparison, revenues from wireless traffic increased approximately $540 for full year 2003, as there were no material rate changes experienced in that year.

Partially offset by the following:

•	Special access revenues increased $1,482, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold in both our ILEC and CLEC territories. An increase in trunking from cellular carriers and a network reconfiguration from an IXC also added to the revenue increase in this category.

•	Overall toll revenues increased $320. We experienced success in bundling toll in our edge-out markets (in which the number of access lines grew by 9,919) in 2004, with nearly a 78% subscription rate. Our ability to increase our customer base was partially offset by continuing pricing pressures from the introduction of aggressively priced flat rate toll packages from VoIP providers and intense pricing competition in the wireless market.

Operating Expenses and Net Operating Income

Total operating expenses decreased $1,074, or 1.3%, during 2004. The change was the result of decreases in network and other operating expenses of $780 (1.4%), depreciation and amortization expenses of $87 (0.5%) and state and local taxes of $207 (5.6%).

The decrease in network and other operating expenses of $780, or 1.4%, was primarily due to:

•	Expenses for 2003 including $2,725 in charges associated with a workforce reduction program at our North Pittsburgh subsidiary. The charges consisted of $1,142 in severance and early retirement incentives and $1,583 in non-cash curtailment charges associated with the acceleration of pension and postretirement healthcare obligations.

•	An approximately $770 decrease in the costs of contracted OSS services for 2004 pursuant to a newly negotiated agreement in the third quarter of 2003.

Partially offset by the following:

•	Increases in direct costs associated with the growth in access lines and access line equivalents. Such direct costs include the fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base.

•	Combined labor and benefit expenses for 2004 increased approximately $600, or 2%, over 2003 (excluding the $2,725 in one-time workforce reduction charges in 2003 discussed above). The majority of the increase was due to increases in current benefit expenses (mostly as a result of increases in medical insurance premiums). Payroll expense remained relatively flat, as 2004 included the full year effect of the benefit received from the workforce reduction whereas that program affected only approximately eight months of 2003. That benefit was offset by the effects of the normal year over year wage increases and slight increases in the number of personnel serving our edge-out markets. Aggregate postretirement benefit expenses also remained relatively constant for 2004 in comparison to 2003 (excluding the $1,583 in one-time curtailment charges included in the workforce reduction charges in 2003 discussed above). This contrasted with double-digit percentage increases in postretirement benefit expenses experienced over the past several years. We were able to curtail the growth in these expenses by a decrease in the number of plan eligible participants as a result of the workforce reduction and by making additional contributions, above the minimum required level, into the defined benefit pension plan in both 2003 and 2004. In addition, we benefited from the strong performance of the assets in the pension plan.

•	Increases in auditing and accounting expenses of approximately $350 as a result of the increases in rules and regulations promulgated by various market governing bodies, most notably the requirements imposed by the Sarbanes-Oxley Act of 2002.

The decrease in consolidated depreciation and amortization expenses of $87, or 0.5%, was the result of certain capitalized costs and license fees, which were incurred with the conversion to a Year 2000 compliant OSS approximately six years ago, becoming fully depreciated in December of 2003. This resulted in a $990 decrease in depreciation for that set of assets. Otherwise, depreciation expense for all other assets increased $903 as the depreciable asset base (gross property, plant and equipment) grew 4.6% over the course of 2004.

The decrease in state and local taxes of $207, or 5.6%, was attributable mostly to nominal decreases in payroll taxes and in the gross receipts tax expense.

Overall, the increase in total operating revenues of $2,935, coupled with the decrease in total operating expenses of $1,074, resulted in a $4,009, or 17.2%, increase in net operating income in 2004 as compared to 2003.

Other Items

Interest expense decreased during 2004 by $195 due to the continued scheduled pay-down of our FFB notes and capital lease obligation.

Interest income increased $204 during 2004 due to higher average invested cash balances as well as a slight increase in the average interest rate received on our temporary investments.

Dividend income increased $561 during 2004 as a result of a $558 increase in the dividend received from the RTB. As a result of the prepayment of our RTB notes in December of 2002, we were able during January of 2003 to convert our RTB Class B stock into Class C stock (a class of stock eligible for cash dividends). Because we held the Class C stock for only nine months of the bank’s fiscal year ending in 2003, the dividend we received in the fourth quarter of 2003 was pro-rated. In the fourth quarter of 2004, the dividend we received was for a full twelve-month period. In addition, dividend income from the RTB stock was positively impacted by the dividend rate increasing from 4.2% in 2003 to 6.0% in 2004.

Equity income of affiliated companies increased $2,537 during 2004 due mainly to a $2,593 increase in the amount of income generated from the Company’s limited partner interests in three wireless partnerships. These partnerships, all of which are majority owned and operated by Verizon Wireless, showed strong growth in the number of customers and operating results. We also benefited from a reduction in the partnerships’ switching costs which became effective in 2004, which we estimate contributed approximately $900 to the overall increase in 2004 earnings noted above. In addition, for year over year comparative purposes, the 2003 results of operations for the RSA 6(I) partnership were negatively impacted by approximately $200 as a result of the conversion costs incurred with the transition of the majority partnership interest from Alltel Communications to Verizon Wireless during 2003 and higher up-front network investments and customer acquisition costs.

The changes in sundry expense (net) were not material.

Income Taxes

Federal and state income tax expense was $13,304 for 2004, which reflected a tax expense of $13,408 on income from continuing operations and a tax benefit of $104 on the loss from discontinued operations. The effective tax rate on income from continuing operations was 41.2% for both 2004 and 2003.

Liquidity and Capital Resources

	December 31, 2005	December 31, 2004
Cash and temporary investments	$55,567	$42,569
Working capital	$51,940	$39,157
Long-term debt (including current maturities)	$21,597	$24,682

Cash and temporary investments were $55,567 at December 31, 2005 as compared to $42,569 at December 31, 2004. The increase was a result of operating cash flows exceeding investment and financing requirements. Cash flows from operations were $32,723 for 2005, a $1,415 decrease from 2004. Cash flows from operations were positively impacted by the receipt of cash from the aforementioned North Pittsburgh settlement with a carrier. However, for comparative purposes, 2004 was positively impacted by the collection of an approximate $421 previously disputed receivable paid by a carrier in January of 2004. In addition, 2005 was negatively impacted by the fact that depreciation expense for tax purposes decreased substantially from the prior year, resulting in higher taxable income and therefore higher tax payments. The decrease in tax depreciation expense is partially a result of the reversal of temporary differences between book and tax depreciation. With the accelerated methods of depreciation available to be used for tax purposes, tax depreciation is usually greater than book depreciation in the early years of an asset’s life but less than book depreciation in the later years of an asset’s life. Many of the capital additions made in conjunction with our network modernization and CLEC build-out capital programs during the 1997-2001 period are now in the latter position. In addition, 2005 capital additions do not benefit from federal bonus depreciation, which was enacted after the economic downturn following September 11, 2001 and was applicable only to additions made before January 1, 2005. Cash flows from operations were negatively impacted also by the timing of working capital fluctuations, mostly as a result of the timing of when payables have come due.

Cash flows used for investing activities were $4,339 for 2005, a $4,399 decrease from 2004. The decrease was primarily the result of a $2,799 decrease in expenditures for capital additions, as 2004 included several large building renovations, expenditures for the majority of the core networking equipment for our VoIP product and expenditures for several software systems. Cash flows for investing activities were also positively impacted by an $1,599 increase in distributions received from our partnership investments.

We expended $15,217 during 2005 for financing activities, which included cash dividends and the scheduled repayments of debt and capital lease obligations. The amount was $407 higher than the prior year period, mostly as a result of a $450 increase in dividends paid.

Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, dividend payment dates and other predictable cash needs. We expect to continue the investment of such excess funds throughout 2006, which should enable us to meet all short-term obligations.

Working capital levels at December 31, 2005 increased $12,783 from December 31, 2004, mostly due to the continued generation of cash flows from operations, which contributed to a $12,998 increase in cash and temporary investments (as discussed above).

The decrease in long-term debt was a result of scheduled principal repayments of $3,085 in 2005. We funded 100% of our 2005 expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the RUS in the maximum principal amount of $75,000. The total amount outstanding at December 31, 2005 to the FFB under this loan was $21,597, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of December 31, 2005 was $34,764. North Pittsburgh can draw against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of December 31, 2005, North Pittsburgh had approximately $3,251 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $84,900, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or make any other distributions to its shareholder, or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $7,497 of North Pittsburgh’s retained earnings was available for dividends and other distributions to the Registrant as of December 31, 2005. The Registrant has no restrictions on the amount of its retained earnings that are available for dividends and other distributions to its shareholders. However, because of the aforementioned North Pittsburgh restrictions on dividends and distributions, the portion of our consolidated cash and temporary investments available for dividends and other distributions to our shareholders as of December 31, 2005 was $45,238.

North Pittsburgh also has available through June of 2009 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1-1/2%. No borrowings have been taken against the line of credit and there are no commitment fees associated with it.

The following table discloses aggregate information about our contractual obligations and purchase commitments as of December 31, 2005:

	Payments Due by Period
Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$21,597	$3,085	$6,170	$6,170	$6,172
Interest on long-term debt	4,244	1,115	1,727	1,044	358
Capital lease obligations (2)	5,744	1,288	2,542	1,811	103
Operating lease obligations	1,279	335	659	285	0
Operational support systems obligations (3)	7,864	2,260	4,159	1,156	289
Purchase obligations (4)	3,295	2,499	351	129	316

Total cash obligations	$44,023	$10,582	$15,608	$10,595	$7,238

(1)	Inclusive of current portion of long-term debt.
(2)	Represents total minimum lease commitments (interest and executory costs are included).

(3)	We have entered into two contracts to outsource the majority of our operational support systems. The first contract, which is effective through August of 2008, has terms that make it non-cancelable by the Company through March of 2006. After that date, we have the right to cancel the contract but must pay a termination fee as defined in the contract. A second contract for a separate system was entered into in August of 2004 and is effective for a period of five years after the commencement of the processing of the first billing cycle (we estimate the first billing cycle will occur in July of 2006, which would make the contract effective through June of 2011). Should we terminate the contract prior to the expiration of the term, we will be liable for minimum monthly usage payments as defined in the contract for the remaining term of the contract. The figures presented in the table are estimates, due to the fact that a portion of the fee relating to billing services is variable, as it is partially calculated based on the number of service accounts, as well as the fact that the term of the second agreement is contingent upon our final implementation and commencement of billing.

(4)	The purchase obligations category represents various contractual arrangements and purchase commitments that we enter into in the ordinary course of business. These obligations include purchase orders for capital expenditures, network maintenance contracts, multi-year contracts for Internet backbone services and company advertising sponsorships.

We expect cash flows provided by operating activities and cash reserves over the next twelve months to be sufficient to service long-term debt and capital lease obligations, to pay dividends and to finance all capital projects. We currently expect a capital expenditure program for 2006 in the range of $13,000 to $14,000, which would represent a $2,500 to $3,500 increase over those amounts expended in 2005. During 2006, we have a capital program that includes deploying fiber deeper into our ILEC network, which will allow for the eventual offering of more advanced data offerings and potentially other broadband based product offerings. Concurrent with the fiber deployment, which most likely will span a two-year period, we also will upgrade our transmission network to a gigabit Ethernet backbone. The capital expenditure program dollar range indicated above assumes the majority of the purchases of the core part of the gigabit Ethernet backbone occur in the fourth quarter of 2006, although there is a reasonable possibility that any delays in technology development could cause those expenditures to be postponed into 2007. Finally, several million dollars of our capital expenditure program relates to success-based customer additions in our CLEC edge-out markets that require capital and network capacity additions. Any substantial variations from our underlying customer addition projections could cause the success-based capital expenditures to deviate from those amounts included in our capital expenditure projections above. Although we expect to continue to have the necessary cash flows from operations and cash reserves to internally finance 100% of our projected capital expenditures, due to the low cost financing available through the RUS for qualified North Pittsburgh capital expenditures, we may request advancements from the RUS facility in the future.

Critical Accounting Policies

Certain accounting policies are very important to the portrayal of our financial condition and results of operations and require management’s most subjective or complex judgments. These policies are as follows:

Revenue Recognition

Revenues are recognized when local network, long distance, and access services are provided. Local service, intrastate long distance and intrastate access service revenues are subject to the jurisdiction of the PA PUC. Interstate long distance and interstate access service revenues are subject to the jurisdiction of the FCC. Revenues from equipment sales (reported as discontinued operations) were recorded after equipment was installed and accepted by the customer. Directory advertising revenues are recognized ratably over the period related to the directory publication.

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

Pension and Other Postretirement Benefits

We calculate the costs of providing retiree benefits under the provisions of Statement of Financial Accounting Standards (SFAS) No. 87 and SFAS No. 106. The key assumptions used in making these calculations are disclosed in Note 6 to our consolidated financial statements included in this Form 10-K. The most significant of these assumptions are the discount rate used to value the future obligation, the long-term rate of return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The long-term rate of return on plan assets is based on our current view of the long-term returns on assets held by the plan, which is influenced by the historical performance of plan assets, asset allocation and third-party studies. The health care cost trend rate is based on our actual medical claims and future projections of health care cost trends.

With respect to the selection of discount rates, we changed our methodology during 2005 to replace our prior use of the Moody’s Aa index. Instead, we have adjusted our discount rate selection by matching our estimated benefit plan cash flows to that of the average of two published yield curves, those being the Citigroup Pension Discount Curve and the Mercer Yield Curve. We believe that our new approach is superior in two main respects: first, there is a much greater representation of the universe of high quality corporate bond securities in the two yield curves selected than exists in the Moody’s Aa index and; second, the yield curves allow us to better align the timing of the expected cash outflows to the appropriate maturation of the debt securities. For comparative purposes, if we utilized our prior discount rate selection methodology, we would have used for 2005 a rate of 5.75% for the qualified pension plan (with a October 31, 2005 measurement date) as compared to the 5.80% rate selected under the new methodology. Similarly, for the other postretirement benefits plans and nonqualified pension plan, under our prior methodology we would have used a discount rate for 2005 of 5.50% (with December 31, 2005 measurement dates) as compared to the 5.40% and 5.30% rates selected under the new methodology for the above-mentioned plans, respectively.

Significant benefit plan assumptions, including the discount rate used, the long-term rate of return on plan assets and health care cost trend rates are periodically updated and impact the amount of benefit plan expenses and obligations. A sensitivity analysis of the impact of changes in these assumptions on the benefit obligations and expenses recorded as of December 31, 2005 and for the year then ended pertaining to the Company’s qualified and nonqualified pension plans and the other postretirement benefits plan is provided in the table below:

	Percentage point change	Projected benefit obligation increase (decrease) at December 31, 2005	Accumulated benefit obligation increase (decrease) at December 31, 2005	Expense increase (decrease) for the year ended December 31, 2005
Pension plan

Discount rate	+1.00 -1.00	$(6,562 8,115)	$(5,092 6,215)	$(660 793)
Long-term rate of return on plan assets	+1.00 -1.00	— —	— —	(397 397)

Other postretirement benefits

Discount rate	+1.00 -1.00	— —	(1,175 1,359)	(74 82)
Health care cost trend rate	+1.00 -1.00	— —	1,178 (1,047)	191 (166)

Nonqualified supplemental pension plan

Discount rate	+1.00 -1.00	(285 357)	(119 144)	(32 37)

The judgments used in applying the above policies are based on our evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from those estimates.

Workforce Reduction and Business Restructuring

During the second quarter of 2003, we instituted a workforce reduction program at our North Pittsburgh subsidiary. This program, consisting of both layoffs and early retirement incentives, reduced the North Pittsburgh workforce by 37 people, or 15%. We recorded severance charges totaling $1,142 during 2003.

Because of the workforce reduction program, we also recorded curtailment charges and completed a re-measurement of our obligations under our pension and postretirement healthcare plans. Curtailment charges totaling $1,583 were recorded in 2003. Both the $1,142 in severance charges and $1,583 in curtailment charges were recorded in the “Network and other operating expenses” line item on our Consolidated Statement of Income.

Subsequent Event—RTB Stock Redemption

On January 30, 2006, North Pittsburgh executed a Stock Redemption Agreement between the RTB and North Pittsburgh. The RTB has decided to liquidate and dissolve, and the redemption of the RTB’s stock is a required part of that liquidation.

North Pittsburgh owns $19,622 in par value of RTB stock, with $19,572 of the par value in the form of RTB Class C stock and $50 in the form of RTB Class B stock. The $19,622 of par value consists of $1,519 expended by North Pittsburgh between 1978 and 1982 to purchase Class B stock, pursuant to the terms of North Pittsburgh’s loan agreement with the RTB that required North Pittsburgh to purchase Class B stock in the amount equal to five percent of the RTB loans advanced, and Class B stock with an aggregate par value of $18,103 received as dividends since the original purchases. Because RTB Class B stock could be held only by eligible RTB borrowers, because of the corresponding lack of a market for the stock and because the underlying valuation of the stock was in question, for accounting purposes North Pittsburgh’s original expenditures for RTB stock were treated as debt issuance costs, which were to be amortized over the life of the loans. Upon North Pittsburgh’s prepayment of its remaining loans outstanding to the RTB in December of 2002, the remaining $510 of unamortized costs associated with the RTB stock was written-off. There therefore is no original basis in the RTB stock remaining on our consolidated financial statements.

In February of 2003, North Pittsburgh converted the majority of its RTB Class B stock into RTB Class C stock; unlike the Class B stock, RTB Class C stock was eligible for cash dividends. North Pittsburgh received cash dividends of $1,123, $1,160 and $601 on its RTB Class C stock in 2005, 2004 and 2003, respectively.

The RTB Class C stock, which makes up the vast majority of North Pittsburgh’s ownership interest in the RTB, will rank third in order of preference in redemption of RTB’s stock; that is, the RTB Class C stock will be redeemed only after funds have been set aside for payment of all RTB Class A stock (all of which is held by the government of the United States) and all RTB Class B stock. It is our current understanding, based on a report given at the RTB’s Staff briefing on February 22, 2006, which was an open meeting for the public, that pursuant to the recent completion of the RTB’s audit for its fiscal year ended September 30, 2005, the RTB expects to have enough funds to redeem all classes of stock at par value. Based on communications received from the RTB, we expect the stock redemption payments to be made in the second quarter of 2006.

It has recently come to our attention that certain questions have arisen as to whether some of the proceeds from the RTB stock redemptions should be subject to regulatory recapture. Based on our understanding of the treatment of the original acquisition costs of the RTB stock (i.e. the original purchases which equated to five percent of the loans advanced), the FCC allowed, and certain cost companies may have included, the investment value in their investment base for cost studies. The FCC rules would then appear to require, in the interstate jurisdiction, some form of recapture, most likely in the form of reduced interstate revenue requirements. As of the date of this report, there are currently many uncertainties that exist and questions that remain open as to the ultimate exposure of the RTB redemption payments to regulatory recapture, the impact on North Pittsburgh as an average schedule company and the specific impact on North Pittsburgh based on the fact that for accounting purposes it treated its original investments as debt issuance costs, which were reduced through amortization over time.

We will recognize a gain in the amount of the total proceeds received for the RTB stock, less any estimates for regulatory recapture, at the time the proceeds are received. The transaction will be subject to income taxes.

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

Triennial Review Order and Related Matters

On February 20, 2003, the FCC issued its Triennial Review Order (TRO) regarding the 1996 Act. In that Order, the FCC eliminated unbundling requirements for ILECs in regard to broadband services provided over fiber facilities but continued to require unbundled access to mass-market narrowband loops. In addition, ILECs were not required to unbundle packet switching services. The FCC further found that the high frequency portion of the loop, also referred to as line sharing, was no longer required to be provided as a UNE and that requirement would therefore be phased out over three years. Other aspects of the original TRO filing, especially in regards to the rules pertaining to the availability of the local switching UNE (UNE-P), were later remanded back to the FCC.

On March 2, 2004, the U. S. Court of Appeals for the District of Columbia issued a decision in response to a number of court appeals filed in regard to the FCC’s TRO. In that ruling, the court upheld the FCC’s rules in regard to their conclusion that ILECs need not unbundle broadband loops provided through the utilization of new technologies such as hybrid fiber/coaxial cable and fiber-to-the-home. Subsequent FCC orders have also relieved incumbents of the unbundling requirements for fiber-to-the-curb loops, where fiber is extended to within 500 feet of a customer premises. The court also agreed with the FCC that ILECs need not provide line sharing. However, the court vacated and remanded a number of other FCC rules promulgated in the original TRO.

On February 4, 2005, the FCC released its Order on Remand, setting forth the final rules regarding the unbundling obligations of the ILECs in response to the Court of Appeals decision. The FCC’s revised UNE rules now state that CLECs are not impaired without unbundled access to the UNE-P combination comprised of Local Switching and UNE Loop, or Shared Transport Call Related Databases, or Signaling Networks used in connection with Local Switching.

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

On February 14, 2005, a number of parties filed a supplementary petition with the U.S. Court of Appeals for the District of Columbia, again seeking a writ of mandamus to compel the FCC to follow the Court’s previous directive in its earlier remand decision. The parties filing the petition claim that the final FCC rules are still flawed and not in compliance with the Court’s decision. Action by the Court is still pending.

The final FCC rules regarding the unbundling of various network elements did not have an impact on our ILEC operations, because we are not required to offer UNEs to competitors as long as we retain our rural exemption. In regard to our CLEC operations, because we do not currently utilize line sharing and utilize our own switching for business customers that are served by high-capacity loops, the elimination of these network elements had no effect on our operations or revenues from our existing customer base.

In July of 2005, we executed a three-year commercial agreement with Verizon that has set the terms of the pricing and provisioning of lines served utilizing UNE-P. We currently provision 8% of our CLEC access lines (or 3% of our consolidated access lines) utilizing UNE-P. Although the costs for UNE-P will increase over time pursuant to the terms of the agreement, our relatively low use of UNE-P and our ability to migrate some of the lines to alternative provisioning methodologies will limit the overall impact on our current cost structure. With respect to the rules concerning access to unbundled high capacity loops, interoffice transport facilities and dark fiber, we have experienced moderate increases in the overall cost to provision such loops and facilities as a result of the FCC’s Order on Remand.

The PA PUC, which has the authority to set rates and terms for interconnection between carriers within the guidelines ordered by the FCC, revised many of Verizon’s unbundled rates for loops as well as high capacity circuits effective October 2004. Although the revised rates reflect a mixture of both increases and decreases, based on the specific types of circuits and markets in which we operate, we have experienced an overall decrease in the average costs (on a per line basis) to provision our CLEC access lines located in Verizon markets as a result of the PA PUC action. Verizon challenged the PA PUC’s revisions to Verizon’s rates in Federal court. In August of 2005, the U.S. District Court for the Eastern District of Pennsylvania ruled in favor of the PA PUC, affirming the rates set for access to unbundled elements of Verizon’s network. The positive impact of the PA PUC revisions to Verizon’s rates have mitigated the negative impacts of the FCC’s Order on Remand, with slight decreases experienced in 2005 in the overall per line cost to provision access lines in our edge-out markets.

Intercarrier Compensation and Universal Service

On February 10, 2005, the FCC issued a Further Notice of Proposed Rulemaking (FNPRM) in regard to the rules governing intercarrier compensation for the various types of traffic exchanged by telecommunications carriers. Under the current rules, rates charged for traffic vary by the type and/or the jurisdiction of the traffic. The FCC is considering replacing the current system of payments with a uniform regime where all types of traffic are compensated at a unitary rate. In that proceeding, the FCC is seeking comment on seven comprehensive reform proposals that have been submitted to the FCC from industry participants and other interested parties. The FCC’s goal is to put in place an intercarrier compensation mechanism that encourages the development of efficient competition, that preserves universal service support which ensures affordable rates in rural and high cost areas, that is technologically and competitively neutral and that minimizes regulatory intervention and enforcement and relies on commercially negotiated contracts rather than rules and regulations. Both North Pittsburgh and Penn Telecom receive a large percentage of their revenues from intercarrier compensation payments, and the outcome of this proceeding therefore may have a large impact on their revenue streams. In addition, because universal service funding will be affected by any change in the current intercarrier compensation system, North Pittsburgh’s universal service funding from both the interstate and intrastate jurisdictions may be affected by the outcome of this proceeding.

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

Prior to the FCC’s issuance of the NPRM regarding VoIP, several companies had petitioned the FCC for declaratory rulings that their specific service offerings, which utilize some component of IP, were exempt from access charges. In one case, the FCC ruled that access charges do apply to toll calls that originate or terminate on the Public Switched Telephone Network (PSTN) even if some portion of the call is transported utilizing IP. In the second case, the FCC ruled that voice-calling services utilizing IP between two broadband connections to the Internet and which do not utilize the PSTN at either end were exempt from access charges.

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

Other Federal Regulatory Matters

Since February 2002, the FCC has been considering the possible classification of wireline broadband Internet access as an information service rather than a telecommunications service. On June 27, 2005, the U.S. Supreme Court supported the 2002 FCC decision that said cable broadband Internet service was an information service and therefore free from most telephone rules, including the requirements to lease network access to competitors. In response to the Supreme Court ruling, on August 5, 2005, the FCC adopted an Order which determined that wireline broadband Internet access services are information services and will therefore now be regulated under Title I of the Act. The FCC also eliminated the requirement that wireline carriers offer the broadband transmission component of Internet access on a stand-alone basis to competitors. The Order does allow a wireline provider the flexibility to offer the transmission component on a common carrier basis, a non-common carrier basis, or some combination of both. The Order also requires a one-year transition period during which unaffiliated ISPs will be able to receive the separate transmission component on a grandfathered basis. In addition, the Order requires that facilities-based providers of broadband DSL transmission services continue to contribute to the federal USF based on current levels of reported revenues for those services for a 270-day period, or until the FCC adopts new USF contribution rules, whichever occurs earlier. The Order became effective on November 16, 2005. As a result of the Order, North Pittsburgh notified the FCC that effective April 1, 2006 North Pittsburgh would begin offering broadband DSL transmission service on a detariffed common carrier basis. This action will have little immediate effect on North Pittsburgh’s provision of its current DSL service offerings as the FCC Order required a one-year transition period during which North Pittsburgh must continue to offer its current broadband DSL transmission services to ISPs at the same rates, terms and conditions that were in effect when the services were detariffed. However, as a result of detariffing these services, North Pittsburgh anticipates that it will be able to respond more quickly in the competitive broadband market by offering new and innovative broadband DSL transmission services at competitive prices to its customers without being burdened by the tariffing process.

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

Price Regulation

Effective January 22, 2001, under a statutory framework referred to as Chapter 30, North Pittsburgh moved from rate-of-return regulation in the intrastate jurisdiction to an alternative form of regulation, which was a price cap plan. Under North Pittsburgh’s price cap plan, rates for non-competitive intrastate services were allowed to increase based on an index that measures economy-wide price increases less a productivity offset. There were no limitations on earnings under this plan. The terms of the plan also allowed North Pittsburgh to rebalance rates once each year to gradually realign its intrastate rate structure on a more rational cost and market basis in order to meet future competition. In addition and pursuant to competition developing, North Pittsburgh could file with the PA PUC to declare certain services competitive and thereby be freed from all rate regulation for those services. In return for approval of the alternative form of regulation, North Pittsburgh committed to continue to upgrade its network in the future to ensure that all its customers would have access to broadband services. The original Chapter 30 legislation expired due to legislative sunset provisions on December 31, 2003.

On November 30, 2004, Act 183 was signed into law in Pennsylvania. Act 183 implemented new Chapter 30 legislation, which continued many aspects of the former Chapter 30 provision (as described above) but also added some options for ILECs in regard to alternative regulation. Under the new Act 183, ILECs may commit to accelerate the deployment of broadband service capability to their entire service area and in exchange receive a reduction in, or elimination of, the productivity offset in their price index formula.

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

Other State Regulatory Matters

In addition to the PA PUC’s revision of Verizon’s unbundled rates previously discussed under the Triennial Review Order and Related Matters heading above, there is another recent PA PUC proceeding that could impact North Pittsburgh and Penn Telecom. On December 16, 2004, the PA PUC adopted an Order instituting an investigation regarding the intrastate access charges and intraLATA toll rates of rural carriers in Pennsylvania, and the effect on those charges and rates if the PA PUC were to reduce disbursements from the Pennsylvania USF to the rural carriers or if it were to broaden the base of contributors to include carriers that do not currently pay into the fund. The proceeding will also address the ramifications of recent changes to the Pennsylvania Public Utility Code set forth in Act 183 that affect access rate setting for both rural LECs and CLECs. Under the Act 183 changes to the Public Utility Code, the PA PUC may not require a LEC to reduce intrastate access rates except on a revenue neutral basis. The new statute also sets limits on a CLEC’s ability to charge intrastate access rates higher than the ILEC’s rates in the area in which they are offering service. The procedures regarding the PA PUC’s implementation of these rate setting limitations will be determined in this access charge and USF proceeding. This proceeding may affect both North Pittsburgh’s and Penn Telecom’s ability to set access charge rates. The proceeding also may affect the amount of funding that North Pittsburgh receives from the Pennsylvania USF and the amounts that North Pittsburgh and Penn Telecom contribute to that fund. A number of parties to the proceeding filed a petition asking that the PA PUC delay any action in regard to the Pennsylvania USF and intrastate access charges until such time as the FCC takes action in regard to intercarrier compensation issues. On August 11, 2005, the PA PUC adopted an Order, which was entered on August 30, 2005, in which it granted a stay of the investigative proceeding for a period not to exceed twelve months, unless further extended by the PA PUC, or until the FCC issues its ruling in its Unified Intercarrier Compensation proceeding, whichever occurs earlier. The stay renders the outcome of this proceeding unknown at this time, and we therefore are unable to determine the impact the proceeding may have on the revenues of North Pittsburgh and Penn Telecom.

Transactions with Related Parties

Since 1998, we have had an agreement to outsource certain data processing functions to a third party processor (Processor), which is a member of the Armstrong Group. We are related to the Armstrong Group by a common shareholder. This shareholder also served on the Company’s Board of Directors for 25 years until our Annual Meeting of Shareholders on May 20, 2005. Payments to the Processor under this agreement were $2,955, $2,613 and $3,569 in 2005, 2004 and 2003, respectively. During 2005, 2004 and 2003, we paid approximately $304, $224 and $253, respectively, to the law firms of two members of the Board of Directors for various legal services. As of December 31, 2005, we had amounts of $269 and $33 outstanding to the Processor and law firms, respectively. As of December 31, 2004, we had amounts of $438 and $58 outstanding to the Processor and law firms, respectively.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard, a competitive access provider jointly owned by us and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $30, $26 and $53, and total expenses incurred from receiving services from Boulevard were approximately $168, $191 and $275, for 2005, 2004 and 2003, respectively. We also provide, in the ordinary course of business, telecommunication and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $96, $98 and $140 for 2005, 2004 and 2003, respectively. The amounts outstanding from and/or due Boulevard and the companies in the Armstrong Group were negligible as of December 31, 2005 and 2004.

Regulatory Assets

We do not believe that we have any significant regulatory assets or liabilities subject to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. Historically, we have monitored closely the economic lives of plant in service and have adjusted depreciable lives as necessary to conform to generally accepted accounting principles.

Accounting Changes and Recent Accounting Pronouncements

In March, 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143”. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of SFAS No. 143 and the subsequent accounting interpretation did not have a material effect on the Company’s consolidated financial statements.

The FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, in January 2003 and amended the Interpretation in December 2003. A variable interest entity (VIE) is an entity in which its voting equity investors lack the characteristics of having a controlling financial interest or where the existing capital at risk is insufficient to permit the entity to finance the activities without receiving additional financial support from other parties. FIN 46 requires the consolidation of entities which are determined to be VIEs when the reporting company determines itself to be the primary beneficiary (the entity that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both). The amended Interpretation was effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of special purpose entities, for which the statement was effective for periods ending after December 15, 2003. We have completed a review of our partnership investments and have determined that those entities do not qualify as VIEs.

In December 2003, the FASB issued SFAS No. 132 (revised), “Employers’ Disclosures about Pensions and other Postretirement Benefits”. SFAS 132 (revised) prescribes employers’ disclosures about pension and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The new annual disclosure requirements became effective in part for our year ended December 31, 2003 and in their entirety for our year ended December 31, 2004. Our disclosures in Note 6 to our consolidated financial statements include the disclosures required by SFAS No. 132 (revised).

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 provides guidance on the accounting for the effects of the new Medicare prescription drug benefit available to employers who sponsor postretirement health care plans that provide a benefit that is at least actuarially equivalent to the drug benefit provided under Medicare Part D. FSP 106-2 is effective for the first interim period beginning after June 15, 2004. The Company’s current accumulated projected benefit obligation and net periodic postretirement benefit cost do not reflect any amount associated with the federal subsidy provided by that Act. Medical coverage, including prescription drug benefits, provided by the North Pittsburgh postretirement benefit plan ceases when the retiree becomes Medicare eligible (currently age 65). The adoption of FSP 106-2 therefore did not impact the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
(Amounts in Thousands)

Our limited exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We primarily enter into debt obligations to support capital expenditures. We currently have no cash flow exposure due to rate changes for long-term debt obligations, as all our long-term debt obligations contain fixed rates. As of December 31, 2005, we had debt obligations of $21,597 with an average interest rate of 5.46% and maturity dates of December 31, 2012. Based on borrowing rates currently available for loans with similar terms and maturities, the estimated fair value of our long-term debt as of December 31, 2005 was $20,240. Our only exposure to market risk for changes in interest rates would be in the event that we prepay our debt, at which time a debt premium or discount would be calculated based on then current RUS borrowing rates.

We do not use derivative financial instruments in our investment portfolio or for any other purpose.

Item 8.	Financial Statements and Supplementary Data

Financial statements meeting the requirements of Regulation S-X and the supplementary financial information required by Item 302 of Regulation S-K are attached to this document.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the two most recent fiscal years, and since then, there has been neither a change of accountants nor a disagreement with accountants on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

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

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of the Company’s internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on such assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2005 based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, which report is included herein under Item 9A(d).

(c) Evaluation of Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors

North Pittsburgh Systems, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that North Pittsburgh Systems, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). North Pittsburgh Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that North Pittsburgh Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, North Pittsburgh Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of North Pittsburgh Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

March 13, 2006

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Condensed Financial Information of Registrant for the years ended December 31, 2005, 2004 and 2003

Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2005, 2004 and 2003

All schedules other than those listed above have been omitted because the information either is not required or is set forth in the financial statements or notes thereto.

3.	Exhibits – Exhibit Index for Annual Reports on Form 10-K.

Exhibit No.	Subject	Applicability
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

(3)(i)	Articles of Incorporation	Provided in Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and Incorporated Herein by Reference

(3)(ii)	Amended and Restated By-Laws	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and Incorporated Herein by Reference

(4)	Instruments defining the rights of security holders including indentures

	(a) Agreement of Reorganization and Plan of Merger	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference

	(b) Rights Agreements dated as of September 25, 2003	Provided as Exhibit 1 to the Registration of Certain Classes of Securities on Form 8-A filed on October 3, 2003 and Incorporated Herein by Reference

(9)	Voting trust agreement	Not applicable

(10)	Material contracts

	(a) Amended and Restated Executive Employment Agreement	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Incorporated Herein by Reference.

	(b) Executive Retention Payment Program Agreement	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

	(c) Extension of Amended and Restated Executive Employment Agreement and Retention Payment Program	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

	(d) 2005 Executive Officers Bonus Plan	Provided in Current Report on Form 8-K filed on August 24, 2005.

	(e) Stock Redemption Agreement dated as of November 10, 2005 between North Pittsburgh Telephone Company and The Rural Telephone Bank.	Provided in Current Report on Form 8-K filed on February 1, 2006.

(11)	Statement re computation of per share earnings	Attached Hereto

(12)	Statements re computation of ratios	Not Applicable

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders	Not Applicable

(14)	Code of Ethics	Posted on the Company’s website (www.northpittsburgh.com)

(16)	Letter re change in certifying accountant	Not Applicable

(18)	Letter re change in accounting principles	Not Applicable

(21)	Subsidiaries of the Registrant	Attached Hereto

Exhibit No.	Subject	Applicability

(22)	Published report regarding matters submitted to vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of attorney	Not Applicable

(31(i).1)	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31(i).2)	Certification of Senior Vice President and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31(ii))	Rule 13a-14(d)/15d-14(d) Certifications	Not Applicable

(32.1)	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.2)	Certification of Senior Vice President and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(33)	Report on assessment of compliance with servicing criteria for asset-backed securities	Not Applicable

(34)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not Applicable

(35)	Servicer compliance statement	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2006	NORTH PITTSBURGH SYSTEMS, INC.

	By:	/s/ Allen P. Kimble
Allen P. Kimble Senior Vice President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry R. Brown Harry R. Brown	Director, President and Chief Executive Officer	March 16, 2006

/s/ Allen P. Kimble Allen P. Kimble	Director, Senior Vice President and Chief Financial and Accounting Officer	March 16, 2006

/s/ Charles E. Cole Charles E. Cole	Director	March 16, 2006

/s/ Frederick J. Crowley Frederick J. Crowley	Director	March 16, 2006

/s/ Stephen G. Kraskin Stephen G. Kraskin	Director	March 16, 2006

/s/ David E. Nelsen David E. Nelsen	Director	March 16, 2006

/s/ Charles E. Thomas, Jr. Charles E. Thomas, Jr.	Director and Chairman of the Board of Directors	March 16, 2006

NORTH PITTSBURGH SYSTEMS, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

and Schedules (Form 10-K)

December 31, 2005, 2004, and 2003

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Pittsburgh Systems, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of North Pittsburgh Systems, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Pittsburgh, Pennsylvania

March 13, 2006

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

(Amounts in thousands)

	2005	2004
Assets
Current assets:
Cash and temporary investments	$55,567	42,569
Marketable securities available for sale (note 2)	482	487
Accounts receivable:
Customers, net of allowance for doubtful accounts of $779 and $565 in 2005 and 2004, respectively	5,144	5,112
Access services, settlements and other	5,250	7,027
Unbilled revenues	572	591
Note receivable (note 10)	229	—
Prepaid expenses	892	748
Inventories	1,235	1,223
Deferred income taxes (note 7)	1,041	1,199
Other current assets (note 10)	288	524

Total current assets	70,700	59,480

Property, plant, and equipment (note 4):
Land	475	475
Buildings	15,095	14,107
Equipment	207,866	200,484
Assets held under capital lease (note 5)	10,498	10,498

	233,934	225,564
Less accumulated depreciation and amortization	164,143	148,730

	69,791	76,834
Construction-in-progress	2,912	3,212

Total property, plant, and equipment, net	72,703	80,046

Investments (note 3)	13,726	13,902
Intangible pension asset (note 6)	682	824
Other assets	1,389	1,248

Total assets	$159,200	155,500

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

(Amounts in thousands)

	2005	2004
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt (note 4)	$3,085	3,085
Obligation under capital lease (note 5)	914	1,086
Accounts payable	3,906	6,322
Advance billings	1,745	1,714
Dividend payable	2,851	2,701
Other accrued liabilities	3,281	3,702
Federal and state income taxes	2,978	1,713

Total current liabilities	18,760	20,323

Long-term debt (note 4)	18,512	21,597
Obligation under capital lease (note 5)	3,731	4,588
Deferred income taxes (note 7)	6,141	8,490
Accrued pension and postretirement benefits (note 6)	11,418	13,038
Other liabilities	1,121	603

Total liabilities	59,683	68,639

Shareholders’ equity:
Capital stock: authorized 50,000 shares:
Common stock, par value $0.15625; issued 15,040 shares and outstanding 15,005 shares (note 8)	2,350	2,350
Preferred stock, par value $1.00; none issued (note 8)	—	—
Capital in excess of par value	2,215	2,215
Retained earnings (note 4)	96,629	84,827
Less cost of treasury stock (35 shares) (note 8)	(508)	(508)
Accumulated other comprehensive loss (notes 2, 6, and 7)	(1,169)	(2,023)

Total shareholders’ equity	99,517	86,861

Total liabilities and shareholders’ equity	$159,200	155,500

See accompanying notes to consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

	2005	2004	2003
Operating revenues:
Local network services	$31,395	28,795	26,386
Long distance and access services	65,263	65,023	65,597
Directory advertising, billing, and other services	1,382	1,391	1,310
Other operating revenues	11,764	10,873	9,854

Total operating revenues	109,804	106,082	103,147

Operating expenses:
Network and other operating expenses (exclusive of depreciation and amortization shown separately below) (note 11)	56,892	56,279	57,059
Depreciation and amortization (note 1)	17,754	18,915	19,002
State and local taxes	3,420	3,509	3,716

Total operating expenses	78,066	78,703	79,777

Net operating income	31,738	27,379	23,370

Other income (expense), net:
Interest expense	(1,639)	(1,931)	(2,126)
Interest income	1,457	406	202
Dividend income	1,140	1,171	610
Equity income of affiliated companies (note 3)	6,001	5,622	3,085
Sundry expense, net	(48)	(132)	(153)

Total other income (expense), net	6,911	5,136	1,618

Income from continuing operations before income taxes	38,649	32,515	24,988

Provision for income taxes (note 7)	15,407	13,408	10,303

Income from continuing operations	23,242	19,107	14,685

Discontinued operations (note 10):
Loss from operations of business systems, net of income tax benefit of $132, $104, and $49	(186)	(147)	(68)

Net income	$23,056	18,960	14,617

Weighted average common shares outstanding	15,005	15,005	15,005

Basic and diluted earnings per share:
Income from continuing operations	$1.55	1.27	0.97
Loss from discontinued operation	(0.01)	(0.01)	—

Net income per share	$1.54	1.26	0.97

Dividends per share	$0.75	0.72	0.68

See accompanying notes to consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years ended December 31, 2005, 2004, and 2003

(Amounts in thousands)

	Common stock	Capital in excess of par value	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balances at December 31, 2002	$2,350	2,215	72,257	(508)	(1,422)	74,892
Comprehensive income:
Net income			14,617			14,617
Other comprehensive income:
Unrealized holding gains (losses) arising during the period					65
Less reclassification adjustments for net losses included in net income					—

Net unrealized change in investment securities, net of tax effect of $47					65	65
Minimum pension liability adjustment, net of tax effect of $(155)					(219)	(219)

Comprehensive income						14,463
Dividends declared on common stock			(10,203)			(10,203)

Balances at December 31, 2003	2,350	2,215	76,671	(508)	(1,576)	79,152
Comprehensive income:
Net income			18,960			18,960
Other comprehensive income:
Unrealized holding gains (losses) arising during the period					8
Less reclassification adjustments for net gains included in net income					(6)

Net unrealized change in investment securities, net of tax effect of $1					2	2
Minimum pension liability adjustment, net of tax effect of $(318)					(449)	(449)

Comprehensive income						18,513
Dividends declared on common stock			(10,804)			(10,804)

Balances at December 31, 2004	2,350	2,215	84,827	(508)	(2,023)	86,861
Comprehensive income:
Net income			23,056			23,056
Other comprehensive income:
Unrealized holding gains (losses) arising during the period					(3)
Less reclassification adjustments for net gains included in net income					—

Net unrealized change in investment securities, net of tax effect of $(2)					(3)	(3)
Minimum pension liability adjustment, net of tax effect of $607					857	857

Comprehensive income						23,910
Dividends declared on common stock			(11,254)			(11,254)

Balances at December 31, 2005	$2,350	2,215	96,629	(508)	(1,169)	99,517

See accompanying notes to consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004, and 2003

(Amounts in thousands)

	2005	2004	2003
Cash from operating activities:
Net income	$23,056	18,960	14,617
Add: loss from discontinued operations	186	147	68

Income from continuing operations	23,242	19,107	14,685

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,754	18,915	19,002
(Gain) loss on sale of marketable securities	—	(11)	—
Equity income of affiliated companies	(6,001)	(5,622)	(3,085)
Investment tax credit amortization	(3)	(8)	(13)
Deferred income taxes	(2,796)	(875)	499
Changes in assets and liabilities:
Accounts receivable and unbilled revenues	1,764	1,085	(627)
Inventories	(1)	(30)	357
Prepaid expenses and other assets	(285)	178	(225)
Accounts payable and advance billings	(2,385)	1,003	(1,779)
Other accrued liabilities	79	48	635
Accrued pension and postretirement benefits	(14)	(2)	1,195
Federal and state income taxes	1,265	75	(122)
Other, net	104	275	53

Total adjustments	9,481	15,031	15,890

Net cash provided by operating activities from continuing operations	32,723	34,138	30,575

Cash used for investing activities:
Expenditures for property and equipment	(10,516)	(13,315)	(10,602)
Purchase of marketable securities available for sale	—	(25)	—
Proceeds from sale of marketable securities available for sale	—	24	—
Investments in affiliated companies	—	—	(937)
Distributions from affiliated companies	6,177	4,578	4,690

Net cash used for investing activities from continuing operations	(4,339)	(8,738)	(6,849)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004, and 2003

(Amounts in thousands)

	2005	2004	2003
Cash used for financing activities:
Cash dividends	$(11,103)	(10,653)	(10,203)
Retirement of debt	(3,085)	(3,085)	(3,085)
Payment of capital lease obligation	(1,029)	(1,072)	(996)

Net cash used for financing activities from continuing operations	(15,217)	(14,810)	(14,284)

Cash provided by continuing operations	13,167	10,590	9,442

Cash provided by (used for) discontinued operations:
Cash provided by (used for) operating activities from discontinued operations	(200)	(47)	340
Cash provided by investing activities from discontinued operations	31	—	—

Net cash provided by (used for) discontinued operations	(169)	(47)	340

Net increase in cash and temporary investments	12,998	10,543	9,782
Cash and temporary investments at beginning of year	42,569	32,026	22,244

Cash and temporary investments at end of year	$55,567	42,569	32,026

Supplemental disclosures of cash flow information:
Interest paid	$1,691	1,916	2,145
Income taxes paid	$16,836	14,157	9,889

Supplemental disclosure of noncash financing activities:
Capital lease obligations of $135 were added during 2004. No obligations were incurred during 2005 and 2003.

See accompanying notes to consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of North Pittsburgh Systems, Inc. (the Company) and its subsidiaries, North Pittsburgh Telephone Company (NPTC), Penn Telecom, Inc. (PTI), and Pinnatech, Inc. The Company provides telecommunication services to its customers generally located in western Pennsylvania. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(b) Revenue Recognition

Revenues are recognized when local network, long distance, and access services are provided. Local service, intrastate long distance, and intrastate access service revenues are subject to the jurisdiction of the Pennsylvania Public Utility Commission (PA PUC). Revenues from equipment sales (reported as discontinued operations) were recorded after equipment was installed and accepted by the customer. Directory advertising revenues are recognized ratably over the period related to the directory publication.

The Company’s NPTC subsidiary receives a portion of its interstate access revenues from pooling arrangements in which it participates with other telephone companies. Such pools, which are administered by the National Exchange Carrier Association (NECA), are funded by access service charges regulated by the Federal Communications Commission (FCC). Revenues earned through these pooling arrangements, which are based on nationwide average costs applied to certain projected demand quantities, are initially recorded based on estimates and are subject to adjustments that may either increase or decrease the final amount of interstate revenues realized for a given period. Management monitors the activity of the pools and establishes accruals, if deemed necessary, for estimated obligations to the pool. As the calculations used to record the Company’s revenues from the pools are complex and involve a variety of estimates, it is possible that the ultimate amount realized from the pools could differ materially from the Company’s estimates, although historically the Company has not experienced significant out-of-period adjustments to its revenues as a result of participating in these pools.

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

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

(e) Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Retirements relating to replacements of telephone plant and equipment at NPTC are accounted for in accordance with applicable regulations of the PA PUC. Accordingly, the original costs of facilities retired, net of salvage or other credits, are charged to accumulated depreciation. When other property is retired or otherwise disposed of, any gain or loss is recognized in income.

Depreciation on telephone plant and equipment in service is provided on a straight-line basis over estimated useful lives of 10 to 30 years for buildings, 5 to 20 years for equipment and 10 to 45 years for outside plant infrastructure assets. Depreciation as a percentage of average depreciable plant and equipment in service amounted to 7.7% in 2005, 8.6% in 2004, and 9.0% in 2003.

During 2005, NPTC conducted a comprehensive review of the useful life estimates of certain main categories of its telephone plant and equipment. Pursuant to that review, effective October 1, 2005, NPTC increased its useful life estimate for telephone poles. In addition, effective October 1, 2005, NPTC assigned a 5.5 year useful life to the remaining net book value of central office equipment. The adjustments were required to more closely align the remaining depreciable lives of these assets with their true economic lives. These changes in accounting estimates, which affected the Company’s fourth quarter results of operations, decreased the Company’s 2005 depreciation expense by $1,955 and increased the Company’s 2005 consolidated net income by $1,143, or $0.08 per share.

Expenditures for maintenance, repairs, and renewals are charged to operations as incurred.

(f) Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet, and reported at the lower of the carrying amount of fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company has determined that there was no impairment to the carrying value of such assets in 2005, 2004, or 2003.

(g) Inventories

Inventories consist of telecommunication equipment and parts to provide service to (and, for the 2004 period presented, also to make sales to) the Company’s customers. Inventories are valued at the lower of cost (using the moving average method) or market.

(h) Accounts Receivable

The Company provides telecommunication services to customers (business and residential) located in western Pennsylvania and access connectivity to local exchange, interexchange, and wireless carriers. Access services, settlements and other principally represents amounts due from the aforementioned carriers.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers the Company’s accounts receivable aging schedules, history of write-offs, relationships with its customers, and the overall credit worthiness of its customers.

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

Investment tax credits applicable to assets acquired or committed for by January 1, 1986 are being amortized over the average useful lives of the assets to which they relate.

The Company and its subsidiaries file a consolidated federal income tax return.

(j) Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all temporary investments purchased with a maturity of three months or less to be cash equivalents. The Company’s temporary investments are held in money market accounts.

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

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

(n) Advertising Expense

Advertising costs are expensed as incurred. Advertising expense charged to operations was $1,567, $1,664, and $2,124, in 2005, 2004, and 2003, respectively.

(o) Fair Value of Financial Instruments

The carrying values of the Company’s cash, receivables, and payables are estimated to be substantially the same as their fair values as of December 31, 2005, 2004, and 2003.

(p) Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

(q) Accounting Changes and Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of SFAS No. 143 and the subsequent accounting interpretation did not have a material effect on the Company’s consolidated financial statements.

The FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, in January 2003 and amended the Interpretation in December 2003. A variable interest entity (VIE) is an entity in which its voting equity investors lack the characteristics of having a controlling financial interest or where the existing capital at risk is insufficient to permit the entity to finance the activities without receiving additional financial support from other parties. FIN 46 requires the consolidation of entities which are determined to be VIEs when the reporting company determines itself to be the primary beneficiary (the entity that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s residual returns, or both). The amended Interpretation was effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of special purpose entities, for which the statement was effective for periods ending after December 15, 2003. The Company has completed a review of its partnership investments and has determined that those entities do not qualify as VIEs.

In December 2003, the FASB issued SFAS No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The new annual disclosure requirements became effective in part for the Company’s year ended December 31, 2003 and in their entirety for the Company’s year ended December 31, 2004. The Company’s disclosures in note 6 incorporate the requirements of SFAS No. 132 (revised).

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 provides guidance on the accounting for the effects of the new Medicare prescription drug benefit available to employers who sponsor postretirement health care plans that provide a benefit that is at least actuarially equivalent to the drug benefit provided under Medicare Part D. FSP 106-2 was effective for the first interim period beginning after June 15, 2004. The Company’s current accumulated projected benefit obligation and net periodic postretirement benefit cost do not reflect any amount associated with the federal subsidy provided by that Act. Medical coverage, including prescription drug benefits, provided by the NPTC postretirement benefit plan ceases when the retiree becomes Medicare eligible (currently age 65). The adoption of FSP 106-2 did not impact the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the consolidated financial statements.

(2) Marketable Securities

Information about marketable investment securities at December 31, 2005 and 2004 is as follows:

	2005
	Cost	Unrealized gains	Unrealized losses	Market value
Available for sale:
Equity securities	$424	83	(25)	482

	2004
	Cost	Unrealized gains	Unrealized losses	Market value
Available for sale:
Equity securities	$424	81	(18)	487

Proceeds, gross realized gains, and gross realized losses from the sale of equity securities were $24, $11, and $0, respectively, for the year ended December 31, 2004. There were no sales of securities during the years ended December 31, 2005 and 2003. The $25 of unrealized losses at December 31, 2005 consisted of declines in the value of two equity securities, with a combined fair value of $66, below their original cost basis. The $18 of unrealized losses at December 31, 2004 consisted of declines in the value of two equity securities, with a combined fair value of $73, below their original cost basis. The two equity securities noted above have been in an unrealized loss position for over twelve months. The Company knows of no evidence which indicates that the declines in fair value are other than temporary.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

(3) Investments

The Company’s investments at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Investments at equity:
Investments in wireless limited partnerships	$13,388	13,440
Boulevard Communications, LLP	338	462

Total investments	$13,726	13,902

The Company owns limited partnership interests of 3.6%, 14.29%, and 23.67%, respectively, in the Pittsburgh SMSA, Pennsylvania RSA 6(I), and Pennsylvania RSA 6(II) wireless limited partnerships. In addition, the Company has a 50% ownership interest in Boulevard Communications, LLP (Boulevard), a competitive access provider operating in western Pennsylvania.

The Company had a capital call of $937 in 2003 to maintain its ownership percentage in the Pennsylvania RSA 6(I) limited partnership. There were no capital calls required in 2005 and 2004. The Company received cash distributions from affiliated companies of $6,177, $4,578, and $4,690 in 2005, 2004, and 2003, respectively.

The summary combined unaudited financial positions for the wireless partnerships as of September 30, 2005 and 2004 and Boulevard as of December 31, 2005 and 2004 are as follows:

	2005	2004
Financial Position
Current assets	$73,789	51,896
Property, plant, and equipment, net	234,245	234,284
Other long-term assets	10	3

Total assets	$308,044	286,183

Current liabilities	$29,853	21,347
Long-term liabilities	—	327
Partners’ equity	278,191	264,509

Total liabilities and partners’ equity	$308,044	286,183

The summary combined unaudited results of operations for the wireless partnerships for the years ended September 30, 2005, 2004, and 2003 and for Boulevard for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
Results of Operations
Revenues	$484,964	402,153	304,646
Gross profit	246,727	209,145	154,018
Operating income	90,534	81,739	46,178
Net income	91,576	82,951	47,591

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

Certain amounts for 2004 have been restated to reflect adjustments made to the wireless partnerships’ 2004 results of operations pursuant to their annual audits as well as for reclassifications to conform with the current year presentation of such financial statement line items as reported by the majority partner. The following is a reconciliation of the 2004 results of operations as previously reported in the Company’s Consolidated Financial Statements for 2004 to those figures reported above:

	As previously reported	Adjustments and reclassifications	As amended
Results of operations
Revenues	$404,015	(1,862)	402,153
Gross profit	213,543	(4,398)	209,145
Operating income	86,099	(4,360)	81,739
Net income	87,465	(4,514)	82,951

The Company recorded a $98 decrease in equity income from affiliated companies during 2005 as a result of the audit adjustments pertaining to the partnerships’ 2004 results of operations for the nine months ended September 30, 2004 (as previously noted, the Company records its equity income from its three wireless partnership investments on a one quarter lag).

(4) Long-Term Debt

Long-term debt as of December 31, 2005 and 2004 was as follows:

	2005	2004
Notes payable to Federal Financing Bank, maturing in 2012	$21,597	24,682
Less current portion of long-term debt	3,085	3,085

Long-term debt	$18,512	21,597

Annual principal payments of $3,085 are required over the next five years as calculated on the outstanding indebtedness at December 31, 2005.

In 1996, NPTC was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at December 31, 2005 to the FFB under this loan was $21,597, with all advances having a maturity date of December 31, 2012. The notes payable to the FFB carry interest rates ranging from 4.3% to 6.7% (weighted average of 5.46%). The unadvanced amount of this facility as of December 31, 2005 was $34,764. NPTC can make draws against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of December 31, 2005, NPTC had approximately $3,251 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by NPTC which provides that substantially all of the assets of NPTC, which approximates a net book value of $84,900, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by NPTC. Under these restrictions, unless certain working capital levels, net worth levels, and interest expense ratios are maintained, NPTC is not permitted to pay dividends on its capital stock (other than in shares of capital stock); or to make any other distributions to its shareholder; or purchase, redeem, or retire any of

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

its capital stock; or make any investment in affiliated companies. As a result of the NPTC restrictions, $7,497 of NPTC’s retained earnings were available for dividends to the Company as of December 31, 2005. The Company has no restrictions on the amount of its retained earnings that are available for dividends and other distributions to its shareholders. However, because of the aforementioned NPTC restrictions on dividends and distributions, the portion of the Company’s consolidated cash and temporary investments available for dividends and other distributions to the Company’s shareholders as of December 31, 2005 was $45,238.

Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 2005 was $20,240. This was based on a current borrowing rate of 7.50%.

NPTC also has available through June of 2009 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1.5%. The line of credit was not used in 2005, 2004, or 2003. There are no commitment fees associated with this line of credit.

(5) Lease and Other Commitments

Operating and Capital Leases

The Company has a capital lease for equipment used in its operations. Amortization of the assets held under the capital lease is included within depreciation and amortization expense. The capital lease amount included in property, plant, and equipment is as follows:

	2005	2004
Capital lease	$10,498	10,498
Accumulated amortization	(3,139)	(2,555)

Total	$7,359	7,943

In addition, the Company has entered into various noncancelable operating leases in the ordinary course of business. Total rental expense for all operating leases was $325, $266, and $239 in 2005, 2004, and 2003, respectively. The following table displays the aggregate minimum lease commitments under the capital and operating leases as of December 31, 2005:

	Capital lease	Operating leases
2006	$1,288	335
2007	1,271	331
2008	1,271	328
2009	1,271	267
2010	540	18
Thereafter	103

Total minimum lease commitments	5,744	1,279

Less interest and executory costs	1,099

Present value of minimum lease commitments	4,645
Less current installments	914

Long-term obligation at December 31, 2005	$3,731

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

Other Commitments

The Company has entered into two contracts to outsource the majority of its operational support systems. The first contract, which is effective through August of 2008, has terms that make it noncancelable by the Company through March of 2006. After that date, the Company has the right to cancel the contract but must pay a termination fee as defined in the contract. A second contract for a separate system was entered into in August of 2004 and is effective for a period of five years after the commencement of the processing of the first billing cycle (the Company estimates the first billing cycle will occur in July of 2006, which would make the contract effective through June of 2011). Should the Company terminate the contract prior to expiration of the term, the Company will be liable for minimum monthly usage payments as defined in the contract for the remaining term of the contract.

Also, in the ordinary course of business, the Company enters into various contractual arrangements and purchase commitments such as purchase orders for capital expenditures, network maintenance contracts, multi-year contracts for Internet backbone services and company advertising sponsorships. Total commitments for the Company’s operational support systems and other contractual arrangements and purchase commitments approximate:

	Operational support systems	Other contractual arrangements and purchase commitments
2006	$2,260	2,499
2007	2,426	258
2008	1,733	93
2009	578	64
2010	578	65
Thereafter	289	316

Total	$7,864	3,295

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

Pursuant to the NPTC collective bargaining agreement negotiated during 2004, eligibility for the NPTC Pension Plan is limited to those employees whose active service with NPTC commenced prior to November 1, 2004. Any employees hired on or after November 1, 2004 are not eligible to participate in the Pension Plan. Instead, for those employees covered by the collective bargaining agreement but hired on or after November 1,

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

2004, NPTC contributes an amount equal to 2% of the employee’s gross wages into a union sponsored 401(k) plan. All employees hired by NPTC on or after November 1, 2004 who are not covered by the collective bargaining agreement are eligible to participate in the NPTC 401(k) plan, into which the Company makes a matching contribution based on a specified percentage of employee contributions.

In addition, during 2004, the formula for calculating benefits under the Pension Plan was nominally increased, pursuant to the aforementioned collective bargaining agreement, with the associated impact on the Company’s benefit obligation outlined in the “Plan amendments” line item in the table below.

Eligible retirees of NPTC are provided health care benefits under an unfunded plan until the retiree reaches Medicare eligibility (currently 65 years of age) and life insurance benefits based on a specified percentage of preretirement salary until the retiree reaches the age of 65, at which time the coverage is limited to $5. The costs and obligations associated with these plans are reflected in the Other postretirement benefits columns in the table below.

The following table sets forth the change in benefit obligation, change in plan assets, and reconciliation of funded status at December 31, 2005 and 2004:

	Pension plan		Other postretirement benefits
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$51,448	47,049	12,073	11,722
Service cost	1,483	1,327	350	354
Interest cost	2,896	2,760	672	682
Plan amendments	—	192	—	—
Benefits paid	(1,917)	(1,875)	(719)	(641)
Actuarial (gain) or loss	(446)	1,995	1,343	(44)

Benefit obligation at end of year	$53,464	51,448	13,719	12,073

Change in plan assets:
Fair value at beginning of year	$39,075	35,220	—	—
Actual return on plan assets	3,913	3,230	—	—
Employer contributions	2,500	2,500	719	641
Benefits paid	(1,917)	(1,875)	(719)	(641)

Fair value at end of year	$43,571	39,075	—	—

Reconciliation of funded status:
Funded status	$(9,893)	(12,373)	(13,719)	(12,073)
Unrecognized actuarial loss	9,928	11,640	5,132	4,009
Unrecognized transition (asset)	—	(153)	—	—
Unrecognized prior service cost	682	824	17	12

Net amount at year-end	$717	(62)	(8,570)	(8,052)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(1,851)	(4,214)	(8,570)	(8,052)
Intangible asset	682	824	—	—
Accumulated other comprehensive loss	1,886	3,328	—	—

Net amount recognized at year-end	$717	(62)	(8,570)	(8,052)

Accumulated benefit obligation	$45,422	43,289	N/A	N/A

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

The Company recognizes a minimum pension liability when the accumulated benefit obligation (ABO) for a plan exceeds the fair value of the respective plan’s assets. When recorded, the additional liability is offset by the recognition of an intangible asset and/or charge against shareholders’ equity. Due to the ABO exceeding plan assets as of both December 31, 2005 and 2004, adjustments were recorded to the Company’s balance sheet as follows (note that the following represents a combination of the adjustments for the Company’s Pension Plan, as illustrated in the preceding table, and the Company’s nonqualified supplemental pension plan as discussed later in this note):

	2005 Adjustment	2004 Adjustment
Accrued benefit obligation	$1,606	(833)
Intangible asset	(142)	66
Deferred income taxes	(607)	318
Accumulated other comprehensive loss	(857)	449

The following weighted average assumptions were used in the calculations to determine benefit obligations as of December 31, 2005, 2004, and 2003:

	Pension plan			Other postretirement benefits
	2005	2004	2003	2005	2004	2003
Weighted average assumptions:
Discount rate	% 5.80	5.75	6.00	5.40	5.75	6.00
Rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50
Measurement date	Oct. 31	Oct. 31	Oct. 31	Dec. 31	Dec. 31	Dec. 31

Net periodic benefit costs include the following:
	Pension plan			Other postretirement benefits
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$1,483	1,327	1,284	350	354	300
Interest cost	2,896	2,760	2,676	672	682	574
Expected return on plan assets	(3,180)	(2,866)	(2,473)	—	—	—
Amortization of prior service cost	142	126	141	(5)	(5)	(5)
Amortization of transition (asset)	(153)	(153)	(153)	—	—	—
Recognized actuarial loss	533	463	558	220	238	135

Net periodic benefit cost	$1,721	1,657	2,033	1,237	1,269	1,004

Additional loss due to:
Curtailment	$—	—	788	—	—	795

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

The following weighted average assumptions were used in the calculations to determine net periodic benefit cost for the years ended December 31, 2005, 2004, and 2003:

	Pension plan			Other postretirement benefits
	2005	2004	2003	2005	2004	2003
Discount rate	% 5.75	6.00	6.50	5.75	6.00	6.50
Expected return on assets	8.00	8.00	8.00	N/A	N/A	N/A
Rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50

For purposes of measuring other postretirement benefits, the annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for 2005 was 12%. The rates were assumed to decrease gradually to 5% by the year 2013 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care trend rate would have the following effects:

	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components for 2005	$117	(101)
Effect on 2005 postretirement benefit obligation	1,178	(1,047)

The following table presents the Pension Plan’s target allocation ranges and actual plan assets, broken down by investment category, as of October 31, 2005 and 2004, the measurement dates for the fiscal year 2005 and 2004 plan calculations:

	Target asset allocation ranges	Plan assets at October 31,
		2005	2004
Asset category:
Equity securities	40 – 60%	63%	62%
Fixed income securities	40 – 60%	36%	37%
Cash and equivalents	0 – 5%	1%	1%

For purposes of the preceding table outlining the Company’s target allocation ranges and actual plan assets, mutual funds are classified based on their primary investment objectives. Although the table shows actual equity securities (all of which consist of investments in mutual funds) slightly exceeding the Company’s target asset allocation range as of October 31, 2005 and 2004, the actual exposure of the Pension Plan to equity securities was less than illustrated, as approximately 5% and 6% of the composite underlying investments of the equity mutual funds were held in cash, temporary investments, or short-term bonds as of October 31, 2005 and 2004, respectively.

Fixed income securities as of October 31, 2005 include annuity contracts in the amount of $14,149, or 33% of total plan assets, and bond mutual funds in the amount of $1,500, or 3% of total plan assets. There were no investments in bond mutual funds as of October 31, 2004.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

The Retirement Board, a committee of the Board of Directors of the Company (the Board), manages the asset allocation of the Pension Plan’s investments in conjunction with advice received from third-party professional investment managers. The Company employs a total return investment approach for its Pension Plan whereby a mix of equities and fixed income investments is used to maximize the long-term return of plan assets. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity mutual fund investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks, and international securities. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Investment allocation and risk is monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

The Company considers a number of factors in determining its expected rate of return on plan assets assumption, including historical performance of plan assets, asset allocation, and other third-party studies. Historical markets are studied as well as long-term relationships between equity and fixed income securities. Currently, the fixed income securities held by the plan are comprised of highly rated fixed rate annuity contracts that have a weighted average interest rate of 6.6% and bond mutual funds that have historical returns of 6.2%. The guarantee periods on the annuity contracts interest rates vary from 2006 through 2009, with the majority of the annuity balances containing guaranteed rates through October of 2009. By assuming historical returns of 10% for equity securities and 6.2% for bond mutual funds and incorporating the current guaranteed weighted average annuity interest rate of 6.6% (and assigning a 3.5% return expectation for cash and equivalents), the current portfolio’s weighted average expected return would be 8.7%, compared with the Company’s assumed rate of 8.0% for 2005.

During 2005, the Company made an elective tax-deductible contribution of $2,500 to the Pension Plan. No minimum contribution was required as the $2,500 and $2,000 elective contributions made in 2004 and 2003, respectively, generated a funding credit. For 2006, no minimum contribution is required for the Pension Plan as the elective contributions made during 2005, 2004, and 2003 have generated a $5,300 funding credit. However, the Company made a $2,000 contribution during February of 2006 and may make an additional contribution of up to $500 during the first half of 2006, contingent upon an assessment of the tax-deductibility of the expected contribution. Contributions for the other postretirement benefits plans are made on a pay-as-you-go basis, with total contributions of $719 in 2005 and expected contributions totaling $780 for 2006.

NPTC also has a nonqualified supplemental pension plan covering certain former and current employees, which provides for incremental pension payments to the extent that income tax regulations limit the amount payable from NPTC’s qualified defined benefit Pension Plan. The projected benefit obligation relating to such unfunded plan was $2,017, $1,677, and $1,404 at December 31, 2005, 2004, and 2003, respectively. Pension expense for the nonqualified supplemental pension plan was $252 in 2005, $220 in 2004, and $162 in 2003. The amounts accrued in the consolidated balance sheet, which also represent the accumulated benefit obligations, were $997, $772, and $474 at December 31, 2005, 2004, and 2003, respectively.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Qualified pension plan benefits	Nonqualified pension plan benefits	Other postretirement benefits
2006	$2,102	4	780
2007	2,317	4	828
2008	2,451	382	856
2009	2,600	3	968
2010	2,790	1,218	1,000
2011-2015	17,040	241	5,880

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

The Company also sponsors 401(k) savings plans covering substantially all employees. For employees who are not covered by the NPTC collective bargaining agreement (or for employees covered by that collective bargaining agreement but hired after November 1, 2004), the Company contributes to the 401(k) plans based on a specified percentage of employee contributions and/or wages. Contributions charged to expense were $512, $493, and $481 in 2005, 2004, and 2003, respectively.

At December 31, 2005, the Company, through all of its subsidiaries, employed 371 persons. Approximately 30% of the Company’s employees are covered under collective bargaining agreements. In October 2004, NPTC’s bargaining employees ratified a new labor contract with the Communications Workers of America (CWA) that will remain in effect until September 30, 2007. Also, in September 2005, PTI’s bargaining employees ratified a new labor contract with the CWA that will remain in effect until August 31, 2008.

(7) Income Taxes

The components of income tax expense (benefit) are:

	2005	2004	2003
Current:
Federal	$13,813	10,660	7,162
State	4,261	3,527	2,606

	18,074	14,187	9,768
Deferred:
Federal	(1,715)	(499)	694
State	(1,081)	(376)	(195)

	(2,796)	(875)	499
Deferred investment tax credit	(3)	(8)	(13)

Total income taxes	15,275	13,304	10,254
Tax benefit from discontinued operations	132	104	49

Income taxes from continuing operations	$15,407	13,408	10,303

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

The Company’s income tax expense from continuing operations differs from income tax expense computed at the federal statutory rate of 35% due to the following factors:

	2005	2004	2003
Statutory federal income tax	$13,527	11,380	8,746
State taxes on income (net of federal income tax benefit)	2,510	2,112	1,623
Change in beginning of year valuation allowance (net of federal income tax expense)	(381)	(61)	(40)
Investment tax credit	(3)	(8)	(13)
Other	(246)	(15)	(13)

Income tax expense	$15,407	13,408	10,303

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows:

	2005	2004	2003
Deferred tax expense (benefit) (exclusive of the effects of the other components below)	$(2,415)	(814)	539
Decrease in beginning of year valuation allowance	(381)	(61)	(40)

	$(2,796)	(875)	499

Adjustments to deferred tax liabilities of $(2) and $1 were recorded in 2005 and 2004, respectively, related to unrealized gains and losses on marketable securities classified as available for sale (note 2), and adjustments to deferred tax assets of $(607) and $318 were recorded in 2005 and 2004, respectively, related to minimum pension liability adjustments (note 6).

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004, are presented below:

	2005	2004
Deferred tax assets:
Postretirement benefits	$(3,556)	(3,341)
Deferred compensation	(343)	(240)
Compensated absences, principally due to accrual for financial reporting purposes	(306)	(299)
Accounts receivable and other current accruals	(759)	(927)
State net operating loss carryforwards	(1,732)	(2,151)
Pension	—	(343)
Other	(56)	(172)

Total gross deferred tax assets	(6,752)	(7,473)
Less valuation allowance	58	645

Net deferred tax assets	(6,694)	(6,828)

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	9,332	12,420
Pension	588	—
Net unrealized gain on available for sale securities	25	27
Other	1,849	1,672

Total gross deferred tax liability	11,794	14,119

Net deferred tax liability	$5,100	7,291

Unamortized investment tax credit	$16	19

The valuation allowance for deferred tax assets relates to state loss carryforwards of subsidiaries. The valuation allowance for deferred tax assets as of December 31, 2005 and 2004 was $58 and $645, respectively. For the year ended December 31, 2005, there was a net decrease in the valuation allowance in the amount of $587. For the year ended December 31, 2004, there was a net decrease in the valuation allowance in the amount of $94. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2005. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

At December 31, 2005, the Company had net operating loss carryforwards for state income tax purposes of $26,357, which are available to offset future state taxable income. These loss carryforwards will expire as follows:

2006	$581
2018	1
2019	1
2020	6,756
2021	10,184
2022	6,202
2023	1,205
2024	1,427

(8) Shareholders’ Equity

The Company has the authority to issue 50,000 shares of capital stock, 40,000 shares of which shall be in the form of common stock, par value $0.15625 per share. The remaining 10,000 shares can be divided into one or more classes of common stock and/or preferred stock. As of December 31, 2005, 15,040 shares of common stock, par value $0.15625 per share, had been issued, with 15,005 remaining outstanding as a result of the repurchase by the Company of 35 shares (for $508) into treasury in 1997.

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

In conjunction with the Shareholder Rights Plan, the Company has reserved 151 shares of preferred stock for possible issuance. As of December 31, 2005, no preferred shares had been issued.

(9) Related Party Transactions

Since 1998, the Company has had an agreement to obtain certain data processing functions from a third-party processor (Processor), which is a member of the Armstrong Group of Companies (the Armstrong Group). The Company is related to the Armstrong Group by a common shareholder. This shareholder also served on the Company’s Board of Directors for 25 years until the Company’s Annual Shareholders Meeting on May 20, 2005. Payments to the Processor under this agreement were $2,955, $2,613, and $3,569 in 2005, 2004, and 2003, respectively. During 2005, 2004, and 2003, the Company paid approximately $304, $224, and $253, respectively, to the law firms of two members of the Board of Directors for various legal services. As of December 31, 2005,

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

the Company had amounts of $269 and $33 outstanding to the Processor and law firms, respectively. As of December 31, 2004, the Company had amounts of $438 and $58 outstanding to the Processor and law firms, respectively.

In addition, in the ordinary course of business, the Company both provides and receives telecommunication transport services from Boulevard, a competitive access provider jointly owned by the Company and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $30, $26, and $53; and total expenses incurred from receiving services from Boulevard were approximately $168, $191, and $275, for 2005, 2004, and 2003, respectively. The Company also provides in the ordinary course of business telecommunication and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $96, $98, and $140 for 2005, 2004, and 2003, respectively. The amounts outstanding from and/or due to Boulevard and the companies in the Armstrong Group were negligible as of December 31, 2005 and 2004.

(10) Discontinued Operations

During the fourth quarter of 2005, PTI executed an agreement to sell its business telecommunications equipment operations (business systems). These operations engaged primarily in selling and maintaining business telecommunications equipment, more specifically Nortel key systems and private branch exchanges. Upon the closing of the transaction on December 30, 2005, PTI received $31 in cash and a $247 promissory note issued by the purchaser. The promissory note is personally guaranteed by the purchaser’s President and will be paid in quarterly installments, with $34 due March 31, 2005 and three equal payments of $71 due June 30, September 30, and December 31, 2005, respectively. As the $247 promissory note bears no interest, the Company has recorded the book value of the note receivable to be $229, with the $18 differential from the face value of the note to be recorded as imputed interest income as earned.

The results of operations of business systems have been reported as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. A $36 gain was recorded as a result of the sale and summarized financial information for discontinued operations is as follows:

	2005	2004	2003
Revenues	$2,142	2,387	2,609
Expenses	2,496	2,638	2,726

Operating loss	(354)	(251)	(117)
Gain from sale	36	—	—

Loss from discontinued operations before taxes	(318)	(251)	(117)
Income tax benefit	132	104	49

Loss from discontinued operations, net of taxes	$(186)	(147)	(68)

The carrying amounts of the assets included as part of the business systems operations at December 31, 2005 and 2004 are as follows:

	2005	2004
Customer accounts receivable	$288	208
Inventories	—	316
Note receivable	229	—

Total current assets	$517	524

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

The customer accounts receivable at December 31, 2005 represents amounts billed by and due to the Company for products sold and services rendered prior to the sale of the business systems operations. The accounts receivable were not assigned as part of the asset purchase agreement. The accounts receivable balances at December 31, 2005 and 2004 and the inventory balance at December 31, 2004 are classified in the “Other current assets” line item of the Company’s Consolidated Balance Sheets.

(11) Workforce Reduction and Business Restructuring

During the second quarter of 2003, the Company instituted a workforce reduction program at its NPTC subsidiary. This program consisted of both layoffs and early retirement incentives and reduced the NPTC workforce by 37 people, or 15%. The Company recorded severance charges totaling $1,142 during 2003.

Because of the workforce reduction program, the Company also recorded curtailment charges and completed a remeasurement of its obligations under its pension and postretirement health care plans. Curtailment charges totaling $1,583 were recorded in 2003. Both the $1,142 in severance charges and $1,583 in curtailment charges were recorded in the “Network and other operating expenses” line item on the Company’s Consolidated Statement of Income.

(12) Subsequent Event

On January 30, 2006, NPTC executed a Stock Redemption Agreement between the Rural Telephone Bank (RTB) and NPTC. The RTB has decided to liquidate and dissolve, and the redemption of the RTB’s stock is a required part of that liquidation.

NPTC owns $19,622 in par value of RTB stock, with $19,572 of the par value in the form of Class C stock and $50 in the form of Class B stock. The $19,622 of par value consists of $1,519 expended by NPTC between 1978 and 1982 to purchase Class B stock, pursuant to the terms of NPTC’s loan agreement with the RTB that required NPTC to purchase Class B stock in the amount equal to five percent of the RTB loans advanced, and Class B stock with an aggregate par value of $18,103 received as dividends since the original purchases. Because RTB Class B stock could be held only by eligible RTB borrowers, because of the corresponding lack of a market for the stock and because the underlying valuation of the stock was in question, for accounting purposes NPTC’s original expenditures for RTB stock were treated as debt issuance costs, which were to be amortized over the life of the loans. Upon NPTC’s prepayment of its remaining loans outstanding to the RTB in December of 2002, the remaining $510 of unamortized costs associated with the RTB stock was written-off. There therefore is no original basis in the RTB stock remaining on the Company’s financial statements.

In February of 2003, NPTC converted the majority of its RTB Class B stock into RTB Class C stock; unlike the Class B stock, RTB Class C stock was eligible for cash dividends. NPTC received cash dividends of $1,123, $1,160, and $601 on its RTB Class C stock in 2005, 2004, and 2003, respectively.

The RTB Class C stock, which makes up the vast majority of NPTC’s ownership interest in the RTB, will rank third in order of preference in redemption of RTB’s stock; that is, the RTB Class C stock will be redeemed only after funds have been set aside for payment of all RTB Class A stock (all of which is held by the government of the United States) and all RTB Class B stock. It is the Company’s current understanding, based on a report given at the RTB’s Staff briefing on February 22, 2006, which was an open meeting for the public, that pursuant to the recent completion of the RTB’s audit for its fiscal year ended September 30, 2005, the RTB

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except per share data)

expects to have enough funds to redeem all classes of stock at par value. Based on communications received from the RTB, the Company expects the stock redemption payments to be made in the second quarter of 2006.

It has recently come to the Company’s attention that certain questions have arisen as to whether some of the proceeds from the RTB stock redemptions should be subject to regulatory recapture. Based on the Company’s understanding of the treatment of the original acquisition costs of the RTB stock (i.e. the original purchases, which equated to five percent of the loans advanced), the FCC allowed, and certain cost companies may have included, the investment value in their investment base for cost studies. The FCC rules would then appear to require, in the interstate jurisdiction, some form of recapture, most likely in the form of reduced interstate revenue requirements. As of the date of this report, there are currently many uncertainties that exist and questions that remain open as to the ultimate exposure of the RTB redemption payments to regulatory recapture, the impact on NPTC as an average schedule company, and the specific impact on NPTC based on the fact that for accounting purposes it treated its original investments as debt issuance costs, which were reduced through amortization over time.

The Company will recognize a gain in the amount of the total proceeds received for the RTB stock, less any estimates for regulatory recapture, at the time the proceeds are received. The transaction will be subject to income taxes.

(13) Unaudited Quarterly Financial Data for 2005 and 2004

The following are summaries of quarterly financial data for the years ended December 31, 2005 and 2004, as reported by the Company:

	Unaudited (in thousands, except per share data)
	First quarter	Second quarter	Third quarter	Fourth quarter
2005:
Operating revenues	$27,214	28,741	27,081	26,768
Net operating income	6,930	9,415	6,971	8,422
Net income	4,689	6,459	5,035	6,873
Basic and diluted earnings per common share	0.31	0.43	0.34	0.46

2004:
Operating revenues	$26,742	26,779	26,616	25,945
Net operating income	7,199	7,133	6,917	6,130
Net income	4,397	4,648	4,721	5,194
Basic and diluted earnings per common share	0.29	0.31	0.31	0.35

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2005 and 2004

(Amounts in thousands)

	2005	2004
Assets
Current assets:
Cash and temporary investments	$30,781	18,116
Accounts receivable from subsidiary	6	6
Deferred income taxes	3	11

Total current assets	30,790	18,133

Property, plant, and equipment:
Land	150	150
Buildings	1,664	1,212
Equipment	—	—

	1,814	1,362
Less accumulated depreciation and amortization	411	353

Total property, plant, and equipment, net	1,403	1,009

Deferred income taxes	286	284
Other assets	1,114	1,104
Investment in subsidiaries	69,557	69,864

Total assets	$103,150	90,394

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2005 and 2004

(Amounts in thousands)

	2005	2004
Liabilities and Shareholders’ Equity
Current liabilities:
Dividend payable	$2,851	2,701
Accounts payable—subsidiaries	9	36
Federal and state income taxes	506	475
Other liabilities	267	321

Total current liabilities	3,633	3,533

Shareholders’ equity:
Common stock	2,350	2,350
Capital in excess of par value	2,215	2,215
Retained earnings	96,629	84,827
Less cost of treasury stock	(508)	(508)
Accumulated other comprehensive loss	(1,169)	(2,023)

Total shareholders’ equity	99,517	86,861

Total liabilities and shareholders’ equity	$103,150	90,394

See accompanying report of independent registered public accounting firm.

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

Condensed Financial Information of Registrant

Condensed Statements of Operations

Years ended December 31, 2005, 2004, and 2003

(Amounts in thousands)

	2005	2004	2003
Revenues:
Dividends from subsidiaries	$24,552	25,402	13,203
Interest income	715	126	41
Nonoperating income	67	67	67

Total revenues	25,334	25,595	13,311

Expenses:
General office salaries and expenses	598	699	574
State taxes	83	96	85

Total expenses	681	795	659

Income before income taxes and equity in undistributed (overdistributed) net income of subsidiaries	24,653	24,800	12,652
Income tax (expense) benefit	(37)	261	235

Income before equity in undistributed (overdistributed) net income of subsidiaries	24,616	25,061	12,887
Equity in undistributed (overdistributed) net income of subsidiaries	(1,560)	(6,101)	1,730

Net income	$23,056	18,960	14,617

See accompanying report of independent registered public accounting firm.

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Years ended December 31, 2005, 2004, and 2003

(Amounts in thousands)

	2005	2004	2003
Cash from operating activities:
Net income	$23,056	18,960	14,617
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) overdistributed income of subsidiaries	1,560	6,101	(1,730)
Other adjustments	48	14	18
Changes in assets and liabilities:
Accounts payable—subsidiaries	(27)	35	1
Other liabilities	(54)	160	59
Federal and state income taxes	31	(162)	(102)
Deferred income taxes	6	(52)	(36)

Total adjustments	1,564	6,096	(1,790)

Net cash provided by operating activities	24,620	25,056	12,827

Cash from investing activities:
Expenditures for property and equipment	(452)	—	—
Distributions from affiliated company	—	5	—
Investments in subsidiaries	(400)	(1,500)	(2,100)

Net cash used for investing activities	(852)	(1,495)	(2,100)

Cash used for financing activities:
Cash dividends	(11,103)	(10,653)	(10,203)

Net cash used for financing activities	(11,103)	(10,653)	(10,203)

Net increase in cash and temporary investments	12,665	12,908	524
Cash and temporary investments at beginning of year	18,116	5,208	4,684

Cash and temporary investments at end of year	$30,781	18,116	5,208

See accompanying report of independent registered public accounting firm.

Schedule II

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2005, 2004, and 2003

(Amounts in thousands)

Description	Balance at beginning of period	Additions charged to the income statement	Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet:
2005	$565	638	424	779
2004	686	447	568	565
2003	470	739	523	686
Valuation allowance for deferred tax assets:
2005	645	(587)	—	58
2004	739	(94)	—	645
2003	800	(61)	—	739

See accompanying report of independent registered public accounting firm.