Form 10-Q
period 2006-03-31
NORTH PITTSBURGH SYSTEMS INC
filed 2006-05-10
CIK 764765

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one.)

Large accelerated  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of May 5, 2006 was 15,005,000.

PART I

FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

North Pittsburgh Systems, Inc.:

We have reviewed the condensed consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries (the Company) as of March 31, 2006, the related condensed consolidated statements of income for the three-month periods ended March 31, 2006 and 2005, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Pittsburgh, Pennsylvania

May 5, 2006

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(Amounts in Thousands – Except Per Share Data)

	For the Three Months Ended March 31
	2006	2005
Operating revenues:
Local network services	$7,671	$7,869
Long distance and access services	15,553	15,911
Directory advertising, billing and other services	343	355
Other operating revenues	3,156	3,079

Total operating revenues	26,723	27,214

Operating expenses:
Network and other operating expenses (exclusive of deprecation and amortization shown separately below)	15,191	14,320
Depreciation and amortization	3,126	4,882
State and local taxes	1,078	1,082

Total operating expenses	19,395	20,284

Net operating income	7,328	6,930

Other income (expense), net:
Interest expense	(359)	(418)
Interest income	585	252
Equity income of affiliated companies	2,068	1,320
Sundry expense, net	(34)	(7)

Total other income (expense), net	2,260	1,147

Income from continuing operations before income taxes	9,588	8,077
Provision for income taxes	4,002	3,319

Income from continuing operations	5,586	4,758

Discontinued operations:
Loss from operations of business systems, net of income tax benefit of $0 and $48	—	(69)

Net income	$5,586	$4,689

Weighted average common shares outstanding	15,005	15,005

Basic and diluted earnings per share:
Income from continuing operations	$.37	$.32
Loss from discontinued operations	—	(.01)

Net income per share	$.37	$.31

Dividends per share	$.19	$.18

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) March 31 2006	Dec. 31 2005
ASSETS
Current Assets:
Cash and temporary investments	$56,088	$55,567
Marketable securities available for sale	489	482
Accounts receivable:
Customers, net of allowance for doubtful accounts of $611 and $779, respectively	4,984	5,144
Access services, settlements and other	4,578	5,250
Unbilled revenues	553	572
Note receivable	229	229
Prepaid expenses	2,049	892
Inventories	1,276	1,235
Deferred income taxes	969	1,041
Other current assets	54	288

Total current assets	$71,269	$70,700

Property, plant and equipment:
Land	475	475
Buildings	15,237	15,095
Equipment	210,200	207,866
Assets held under capital lease	10,498	10,498

	236,410	233,934

Less accumulated depreciation and amortization	166,818	164,143

	69,592	69,791

Construction in progress	3,377	2,912

Total property, plant and equipment, net	72,969	72,703

Investments	14,028	13,726
Intangible pension asset	682	682
Other assets	1,361	1,389

Total assets	$160,309	$159,200

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) March 31 2006	Dec. 31 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,085	$3,085
Obligation under capital lease	920	914
Accounts payable	3,368	3,906
Advance billings	1,637	1,745
Dividend payable	2,851	2,851
Other accrued liabilities	2,779	3,281
Federal and state income taxes	5,345	2,978

Total current liabilities	19,985	18,760

Long-term debt	17,741	18,512
Obligation under capital lease	3,506	3,731
Deferred income taxes	5,812	6,141
Accrued pension and postretirement benefits	10,012	11,418
Other liabilities	997	1,121

Total liabilities	58,053	59,683

Shareholders’ equity:
Capital stock: authorized 50,000 shares: Common stock, par value $0.15625; issued 15,040 shares and outstanding 15,005 shares	2,350	2,350
Preferred stock, par value $1.00; none issued	—	—
Capital in excess of par value	2,215	2,215
Retained earnings	99,364	96,629
Less cost of treasury stock (35 shares)	(508)	(508)
Accumulated other comprehensive loss	(1,165)	(1,169)

Total shareholders’ equity	102,256	99,517

Total liabilities and shareholders’ equity	$160,309	$159,200

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Three Months Ended March 31
	2006	2005
Cash from operating activities:
Net income	$5,586	$4,689
Add: loss from discontinued operations	—	69

Income from continuing operations	5,586	4,758

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,126	4,882
Equity income of affiliated companies	(2,068)	(1,320)
Deferred income taxes	(260)	(154)
Changes in assets and liabilities:
Accounts receivable and unbilled revenues	851	254
Inventories	(41)	(11)
Prepaid expenses and other assets	(1,129)	(1,322)
Accounts payable and advance billings	(646)	(714)
Other accrued liabilities	(524)	(123)
Accrued pension and postretirement benefits	(1,406)	(1,378)
Federal and state income taxes	2,367	2,016
Other, net	11	64

Total adjustments	281	2,194

Net cash provided by operating activities from continuing operations	5,867	6,952

Cash used for investing activities:
Expenditures for property and equipment	(3,403)	(2,298)
Distributions from affiliated companies	1,766	710

Net cash used for investing activities from continuing operations	(1,637)	(1,588)

Cash used for financing activities:
Cash dividends	(2,851)	(2,701)
Payments of capital lease obligation	(219)	(300)
Retirement of debt	(771)	(771)

Net cash used for financing activities from continuing operations	(3,841)	(3,772)

Cash provided by continuing operations	389	1,592

Cash provided by (used for) discontinued operations:
Cash provided by (used for) operating activities from discontinued operations	132	(155)

Net cash provided by (used for) discontinued operations	132	(155)

Net increase in cash and temporary investments	521	1,437
Cash and temporary investments at beginning of period	55,567	42,569

Cash and temporary investments at end of period	$56,088	$44,006

Supplemental disclosure of cash flow information:
Interest paid	$363	$431
Income taxes paid	$1,895	$1,412

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in Thousands Except Per Share Data)

(1) Basis of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by North Pittsburgh Systems, Inc. (hereafter referred to as the Registrant, the Company, NPSI, we, us or our), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Company’s wholly owned subsidiaries, North Pittsburgh Telephone Company (North Pittsburgh), Penn Telecom, Inc. (Penn Telecom) and Pinnatech, Inc. (Pinnatech). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments necessary to present fairly the results of operations for the interim periods have been reflected. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K) filed with the Securities and Exchange Commission.

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

	For the Three Months Ended March 31
	2006	2005
Net income	$5,586	$4,689
Unrealized gain (loss) on marketable securities including reclassification adjustments, net of tax	4	(5)

Comprehensive income	$5,590	$4,684

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

Pursuant to North Pittsburgh’s collective bargaining agreement negotiated during 2004, eligibility for the Pension Plan is limited to those employees whose active service with North Pittsburgh commenced prior to November 1, 2004. Any employees hired on or after November 1, 2004 are not eligible to participate in the Pension Plan. Instead, for those employees covered by the collective bargaining agreement but hired on or after November 1, 2004, North Pittsburgh contributes an amount equal to 2% of the employee’s gross wages into a union sponsored 401(k) plan. All employees hired by North Pittsburgh on or after November 1, 2004 who are not covered by the collective bargaining agreement are eligible to participate in North Pittsburgh’s 401(k) plan, into which the Company makes contributions based on the gross wages of the participating employees as well as on a specified percentage of each participating employee’s contributions.

Eligible retirees of North Pittsburgh are provided healthcare benefits under an unfunded plan until the retiree reaches Medicare eligibility (currently 65 years of age) and life insurance benefits based on a specified percentage of preretirement salary until the retiree reaches the age of 65, at which time the coverage is limited to $5. The costs and obligations associated with these plans are reflected in the “Other Postretirement Benefits” columns of the table that follows.

Components of Net Periodic Benefit Cost:

The following table summarizes the components of net periodic benefit cost:

	Pension Benefits Three Months Ended March 31		Other Postretirement Benefits-Three Months Ended March 31
	2006	2005	2006	2005
Service cost	$372	$371	$93	$87
Interest cost	759	724	179	168
Expected return on plan assets	(884)	(795)	—	—
Amortization of prior service cost	31	35	1	(1)
Amortization of transition asset	—	(38)	—	—
Recognized actuarial loss	97	133	78	55

Net periodic benefit cost	$375	$430	$351	$309

North Pittsburgh also has a nonqualified supplemental pension plan covering former and current employees, which provides for incremental pension payments to the extent that income tax regulations limit the amount payable from North Pittsburgh’s qualified defined benefit Pension Plan. Pension expense for the supplemental plan for both three-month periods ended March 31, 2006 and 2005 was $63.

Employer Contributions:

The Company disclosed in its financial statements included in its 2005 Form 10-K that it expected to make discretionary contributions totaling $2,500 to its Pension Plan in 2006. Due to elective additional tax-deductible contributions made in 2005, 2004, and 2003, no minimum contribution is required for the Pension Plan in 2006. However, the Company made a tax-deductible discretionary contribution of $2,000 in February of 2006 and may make an additional contribution of up to $500 during the second quarter of 2006, contingent upon an assessment of the tax-deductibility of the expected contribution.

Contributions for the other postretirement benefit plans are made on a pay-as-you-go basis, with total contributions of $195 having been made during the three-month period ended March 31, 2006. The $195 of contributions for the first quarter of 2006 were in line with the expected annual contributions of $780 disclosed in the Company’s 2005 Form 10-K.

(4) Transactions with Related Parties

Since 1998, we have had an agreement to obtain certain data processing functions from a third party processor (Processor), which is a member of the Armstrong Group of Companies (the Armstrong Group). The Company was related to the Armstrong Group by a common shareholder who directly or beneficially owned more than five percent of the Company’s outstanding common stock. In April 2006 counsel for the Armstrong Group advised representatives of the Company that all shares of NPSI common stock held directly or indirectly by this shareholder had been sold. This shareholder also served on the Company’s Board of Directors for 25 years until the Company’s annual shareholders meeting held on May 20, 2005. Payments to the Processor under this agreement were $724 and $942 for the three-month periods ended March 31, 2006 and 2005, respectively. Also, we paid $46 and $65, respectively, in those same periods to the law firms of two members of the Board of Directors for various legal services. As of March 31, 2006, we had amounts outstanding of $239 and $56 to the Processor and law firms, respectively.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard Communications, LLP (Boulevard), a competitive access provider jointly owned by us and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $6 and $6, and total expenses incurred from receiving services from Boulevard were approximately $41 and $44, for the three-month periods ended March 31, 2006 and 2005, respectively. We also provide, in the ordinary course of business, telecommunications and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $75 and $73 for those same periods, respectively. The amounts outstanding from and/or due to Boulevard and the other member companies in the Armstrong Group were negligible as of March 31, 2006.

(5) Discontinued Operations

During the fourth quarter of 2005, Penn Telecom executed an agreement to sell its business telecommunications equipment operations (business systems). These operations engaged primarily in selling and maintaining business telecommunications equipment, more specifically Nortel key systems and private branch exchanges. Upon closing of the transaction on December 31, 2005, Penn Telecom received $31 in cash and a $247 promissory note issued by the purchaser. As the $247 promissory note bears no interest, the Company therefore has recorded the book value of the note receivable to be $229, with the $18 differential from the face value of the note to be recorded as imputed interest income as earned.

The results of operations of business systems have been reported in the financial statements included in this Form 10-Q report as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets”. Summarized financial information for discontinued operations for the three-month periods ended March 31, 2006 and 2005 was as follows:

	2006	2005
Revenues	$—	$447
Expenses	—	564

Loss from discontinued operations before taxes	—	(117)
Income tax benefit	—	48

Loss from discontinued operations, net of taxes	$—	$(69)

The carrying amounts of the assets included as part of the business systems operations at March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
Customer accounts receivable	$54	$288
Note receivable	229	229

Total current assets	$283	$517

The customer accounts receivable at March 31, 2006 and December 31, 2005 represent amounts billed by and due to the Company for products sold and services rendered prior to the sale of the business systems operations. The accounts receivable were not assigned as part of the asset purchase agreement. The accounts receivable balances at March 31, 2006 and December 31, 2005 are classified in the “Other current assets” line item of the Company’s Consolidated Balance Sheets. The promissory note is to be paid in quarterly installments, with $34 due March 31, 2006 and three equal payments of $71 due June 30, September 30 and December 31, 2006, respectively. The first installment totaling $34 was received by the Company on April 6, 2006.

(6) Change in Accounting Estimates

During 2005, North Pittsburgh conducted a comprehensive review of the useful life estimates of certain main categories of its telephone plant and equipment. Pursuant to that review, effective October 1, 2005, North Pittsburgh increased its useful life estimate for telephone poles. In addition, effective October 1, 2005, North Pittsburgh assigned a 5.5 year useful life to the remaining net book value of central office equipment. The adjustments were made to more closely align the remaining depreciable lives of these assets with their true economic lives. These changes in accounting estimates decreased quarterly depreciation expense by approximately $1,955 on a static basis (meaning based on the asset values existing as of October 1, 2005 in the respective asset categories affected by the change). A $1,955 decrease in depreciation expense has the after tax effect of increasing quarterly consolidated net income by $1,143, or $.08 per share.

(7) Subsequent Event – Rural Telephone Bank (RTB) Stock Redemption

On January 30, 2006, North Pittsburgh executed a Stock Redemption Agreement between the RTB and North Pittsburgh. The RTB has decided to liquidate and dissolve, and the redemption of the RTB’s stock is a required part of that liquidation.

North Pittsburgh owned $19,622 in par value of RTB stock, with $19,572 of the par value in the form of RTB Class C stock and $50 in the form of RTB Class B stock. The $19,622 of par value consisted of $1,519 expended by North Pittsburgh between 1978 and 1982 to purchase Class B stock, pursuant to the terms of North Pittsburgh’s loan agreement with the RTB that required North Pittsburgh to purchase Class B stock in the amount equal to five percent of the RTB loans advanced to North Pittsburgh, and Class B stock with an aggregate par value of $18,103 received as dividends since the original purchases. Because RTB Class B stock could be held only by eligible RTB borrowers, because of the corresponding lack of a market for the stock and because the underlying valuation of the stock was in question, for accounting purposes North Pittsburgh’s original expenditures for RTB stock were treated as debt issuance costs, which were to be amortized over the life of the loans. Upon North Pittsburgh’s prepayment of its remaining loans outstanding to the RTB in December of 2002, the remaining $510 of unamortized costs associated with the RTB stock was written-off. Consequently, there is no original basis in the RTB stock remaining on our consolidated financial statements.

In February of 2003, North Pittsburgh converted the majority of its RTB Class B stock into RTB Class C stock; unlike the Class B stock, RTB Class C stock was eligible for cash dividends. North Pittsburgh received cash dividends of $1,123, $1,160 and $601 on its RTB Class C stock in 2005, 2004 and 2003, respectively.

On April 11, 2006, North Pittsburgh received its redemption payment of $19,622 (which represented full par value) from the RTB. Over the last several months, certain questions have arisen as to whether some of the proceeds from the RTB stock redemptions are subject to regulatory recapture. Based on our understanding of the treatment of the original acquisition costs of the RTB stock (that is, the original purchases which equated to five percent of the RTB loans advanced), the Federal Communications Commission (FCC) allowed, and certain companies may have included, the investment value in their investment base for cost studies. The FCC rules appear to require, in the interstate jurisdiction, some form of recapture under certain circumstances, most likely in the form of reduced interstate revenue requirements. Based on a review of a recent National Exchange Carrier Association (NECA) position paper on its interpretation of the regulatory reporting and treatment of the RTB dissolution, it appears that any regulatory recapture in connection with the redemption of North Pittsburgh’s RTB stock would be minimal. However, such interpretation is subject to the eventual review and reinterpretation by the FCC.

We will recognize a gain in the amount of the total proceeds received for the RTB stock, less any estimates for regulatory recapture, during the second quarter of 2006. The gain will be subject to income taxes.

(8) Subsequent Event – Special Dividend

On April 20, 2006, our Board of Directors declared a special 100th anniversary common stock dividend of $1.00 per share, payable on May 15, 2006 to shareholders of record on May 1, 2006. The $1.00 per share amounts to an aggregate cash distribution of $15,005.

(9) Accounting Changes and Recent Accounting Pronouncements

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principals Board (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The effective date of the new standard for the Company’s consolidated financial statements was January 1, 2006. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. Currently, the Company does not provide share-based compensation plans to any of its employees and the adoption of SFAS No. 123(R) did not have an impact on the Company’s consolidated financial statements.

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

We also refer you to the section titled “Risk Factors” under Item 1A of our 2005 Form 10-K for additional discussions concerning items which pose risks and uncertainties that could affect our future results.

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

Today, the investments that we have made to develop our Internet related products, to expand our business via our edge-out strategy and to modernize our network for advanced broadband products have provided the majority of our new sources of revenue. The great majority of our revenues are generated based on monthly recurring services and are therefore not subject to large short-term fluctuations.

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

North Pittsburgh Telephone Company

North Pittsburgh, our ILEC, was founded in 1906 and operates in an approximately 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. We provide service to approximately 69,200 business and residential access lines in our ILEC territory. Over the past decade, our ILEC territory has experienced very robust population growth due to the continued expansion of suburban communities into our serving area, with the southernmost point of our territory only 12 miles from the City of Pittsburgh. According to the most recent census, the population in our ILEC service territory grew 14.3% from 1990 to 2000. Although no formal census has been published since 2000, business activity and new housing starts have remained robust in our territory over the last several years and census estimates, which are published on a yearly basis, continue to show population growth in our territory.

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

Our sales strategy in our edge-out markets has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and healthcare facilities, offering local and long distance voice services as well as broadband services including DSL and multi-megabit metro Ethernet. Our fiber-based network, comprised of multiple rings, enables us to compete against Verizon and other CAPs to offer high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other CLECs. As of March 31, 2006, Penn Telecom served 40,818 dial tone access lines and 20,616 access line equivalents1, for a grand total of 61,434 equivalent access lines2.

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

Additional Information

For a more complete understanding of our business, industry, principal services rendered, properties and other interests, we suggest you read our 2005 Form 10-K. There have been no significant changes in the mode of conducting business or the properties owned by the Company or its subsidiaries since the filing of that Form 10-K report. Current updates to the regulatory environment under which our subsidiaries operate can be found below in the “Regulatory Environment” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The proliferation of broadband access has also resulted in new competition from innovative technologies, such as Voice over Internet Protocol (VoIP), that threaten to further decrease the revenues received from the traditional voice business. Beside potentially displacing the need for a secondary or primary line, the potential regulatory definition and classification of VoIP services (which takes on many forms) may have a significant impact on the current access compensation structure.

The overall structure of the telecommunications industry has also been changing recently. There has been rapid industry consolidation among the largest companies, with the two largest IXCs (AT&T and MCI) being acquired by SBC (newly renamed AT&T) and Verizon, respectively. The new AT&T is also in the process of purchasing BellSouth, which will result in consolidation of both wireline and wireless assets. The wireless sector has also been consolidating, spurred by the Sprint-Nextel combination and the subsequent acquisitions of many of the former Sprint and Nextel independent affiliates.

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

Highlights and Outlook

Revenues for the first quarter of 2006 decreased $491, or 1.8%, from the first quarter of 2005. The decrease in revenues was partially attributable to a decline in revenue generated from PRIs provisioned to ISPs in our edge-out markets and the associated local reciprocal compensation access revenues we earn from terminating the PRI traffic. The consolidation of our ISP customer base, which has led to the elimination of redundant and excess facilities, the general decline in the dial-up Internet market and the migration of some ISP customers to managed host providers have led to the decline in data PRIs and their associated minutes of use (MOUs). Revenues from PRI circuits and the associated local reciprocal compensation revenues decreased by $294 in the first quarter of 2006 as compared to the first quarter of 2005. We expect this comparative trend to continue in 2006. In addition, access revenues decreased $344 from the prior year first quarter, mostly due to a decrease in overall access MOUs on our network and changes in some of the overall composition of those MOUs. Although total access lines (aggregate CLEC and ILEC) increased by 469 over the prior year comparable quarter, the growth was lower than experienced in the past, mostly as a result of an acceleration of line losses in our ILEC market due to the recent launch of telephony services from the two main cable companies in our ILEC territory. We experienced a 1,222 access line decrease in our ILEC market during the first quarter of 2006 as compared to an average quarterly loss of 475 lines experienced during 2005. This access line loss in our ILEC market offset the majority of the growth experienced in our CLEC edge-out market. Overall, there was a nominal $47 increase in local dial tone revenues which, when combined with our broadband growth of $239 for the first quarter of 2006, was not enough to offset the impact of the above-mentioned effects of the decreases in PRI related revenues and access revenues.

For the remainder of 2006, we believe that it will continue to be challenging to grow revenues on a comparative basis over 2005 due to multiple factors. First, for comparative purposes, 2005 revenues benefited from a carrier settlement, which positively impacted revenues by $1,604. Although settlements with carriers in the telecommunications industry in general, and for us specifically, are not unusual due to the byzantine nature of intercarrier compensation rules and regulations, many of which are based on pre-competitive and pre-Internet Protocol (IP) based models and principles, the 2005 settlement referred to above, which covered the exchange of traffic over a number of years, was unusually large compared to our history of other such settlements. Second, as discussed in more detail in the “Regulatory Environment” section under this Item 2 in this Form 10-Q, we expect that interstate revenues for our ILEC will be negatively impacted by both the normal modifications to the NECA average schedule formulas as well as the structural changes to those formulas that NECA has proposed. Those expected decreases in revenue will be more heavily concentrated in the second half of 2006, as the proposed new average schedule formulas will go into effect July 1, 2006. Third, as noted above, we have recently seen competition intensify in our ILEC market as the two cable companies that overlap the majority of our incumbent market have recently launched and are heavily promoting their proprietary telecommunications offerings. Our ILEC continues to enjoy several forms of regulatory protection regarding non-facilities based competition, and the entry into our market by the cable companies marks the first main thrust of competition from non-wireless service providers, other than the competition we have experienced in the past and continue to experience from facilities based CAPs competing for larger business customers. Finally, as also described above, revenues earned from PRIs provisioned to ISPs in our edge-out markets and the associated local reciprocal compensation access revenues we earn from terminating the PRI traffic will decrease in 2006 due to the loss of PRI circuits that we have experienced.

We expect that competition for all of our service offerings will continue to intensify, resulting in further pressures on operating revenues and margins. We expect that new revenue generation will continue to be driven by the addition of new customers in our edge-out markets and by further broadband penetration. In addition, we have seen robust growth in our multi-megabit metro Ethernet product, which we expect will continue throughout 2006. We are also focusing to an even greater extent on bundled product offerings, which we anticipate will drive value to our customers and serve as a tool for retention of our existing customer base. We also expect to launch a business grade VoIP product in the latter part of 2006, which we anticipate will enable us to further penetrate our existing edge-out markets as well as allow us to expand in a low cost way into adjacent new markets that previously were less attractive from a full facilities based edge-out approach.

Total operating expenses for the first quarter of 2006 decreased $889, or 4.4%, from the first quarter of 2005. The decrease was due predominately to a $1,756 decrease in depreciation expense pursuant to changes in the useful life estimates of certain main categories of North Pittsburgh’s telephone plant and equipment during the fourth quarter of 2005. This decrease in depreciation expense was partially offset by an $871 increase in network and other operating expenses as we experienced increases in the direct costs associated with the growth in access lines and access line equivalents in our CLEC edge-out markets, such as fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not wholly provision over our own facilities, and increases in fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base. In addition, combined labor and benefit expenses increased approximately $400 during the first quarter of 2006 over the prior year comparable quarter.

For the remainder of 2006, our overall operating expenses will continue to be significantly impacted by the decrease in depreciation expense. 2006 will benefit from using the reduced depreciation levels for the full year, as compared to only the fourth quarter for 2005. However, we also expect our network and other operating costs in 2006 to continue to increase on a comparative basis over 2005. Although total revenues have declined modestly for the first quarter of 2006, network and operating costs increased, mostly due to the lack of a direct correlation between some of our revenues and underlying network and operating expenses. For instance, network and operating expenses can grow disproportionately to our overall access line count. In the event of the loss of an access line in our ILEC territory, there is very little in the form of direct variable costs that are also eliminated as a result of the loss of the line, because the majority of the underlying costs associated with that line are tied to fixed capital investments. However, with the addition of an access line in our CLEC territory, many of which have variable costs in the form of leased facilities from the incumbent, there not only is an increase in ongoing leased facility expense but there also are up-front variable costs such as commission, provisioning and installation expenses associated with that line. Network and other operating expenses will also be negatively impacted on a full year comparative basis because 2005 benefited from an $800 cumulative reduction in operating expenses by reason of a settlement with a carrier.

We have benefited from investments made in the last two decades in wireless partnerships, all of which today are majority owned and operated by Verizon Wireless. Instead of deploying the majority of our investment capital into forming and operating our own wireless business, in which we would have been at a tremendous disadvantage competing in a market dominated by national carriers with billions of dollars in capital resources, we alternatively invested in three wireless partnerships covering Pittsburgh and other portions of Western Pennsylvania. Total equity income recorded from our investments in the wireless partnerships increased $754 in the first quarter of 2006 over the prior year comparable period.

Our financial condition and balance sheet have continually improved over the last several years through prudent investment strategies and strong cash flows generated from operating activities. Unlike many telecommunication companies that have substantially leveraged their businesses, we have a greater amount of cash and temporary investments on hand ($56,088) than our total debt outstanding ($20,826). Our financial condition gives us the ability to invest in new products and/or opportunities and the flexibility to continue to evaluate ways to create greater shareholder value, whether through our dividend policy, stock repurchases or other investment opportunities. For example, during April of 2006, the Company declared a special 100th anniversary common stock dividend of $1.00 per share (aggregating a $15,005 total dividend payment to shareholders) payable on May 15, 2006.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, included in this quarterly report and with our audited financial statements, and notes thereto, included in our 2005 Form 10-K.

Three Months Ended March 31, 2006 and 2005

Net income for the three-month period ended March 31, 2006 was $5,586, or $.37 per share, compared to net income of $4,689, or $.31 per share, for the comparable prior year period. The increase in net income was attributable to the following factors:

Operating Revenues

For the three-month period ended March 31, 2006 total operating revenues decreased $491, or 1.8%, from the comparable period in 2005. This decrease was the result of decreases in local network services revenues of $198 (2.5%), long distance and access services revenues of $358 (2.3%) and directory advertising, billing and other services revenues of $12 (3.4%), offset partially by an increase in other operating revenues of $77 (2.5%).

Decreases in local network services revenues of $198, or 2.5%, were primarily attributable to the following factors:

•	PRI revenues generated from end-users declined $108 as a result of a 104 circuit decrease in our edge-out markets. In addition, the associated local reciprocal compensation revenues earned from terminating local traffic generated mostly from these PRIs decreased by $186. The consolidation of our ISP customer base, which has led to the elimination of redundant and excess facilities, the general decline in the dial-up Internet market and the migration of some ISP customers to managed host providers have led to the decline in data PRIs and their associated MOUs.

partially offset by:

•	Local dial tone revenues increased $47 as a result of total access lines (including CLEC) growing by 469 lines, or 0.4%, from 109,536 access lines as of March 31, 2005 to 110,005 access lines as of March 31, 2006. More specifically, the total growth was a result of a 3,110 access line increase in our edge-out markets offset partially by a 2,641 access line decrease in our ILEC market.

•	Revenues from other local exchange circuits, such as ISDN BRI, frame relay and local private lines, as well as revenues from enhanced features (calling features such as voicemail, caller ID, call waiting, etc.) have increased by $60. We have experienced modest growth in the aforementioned circuits over the past year. Penetration of enhanced features has increased, mostly as a result of the up-selling of these features in bundled packages. However, with the competitive pricing plans that we have recently established to contend with the aggressively priced bundled packages from cable companies offering voice services in our ILEC market, enhanced features have been greatly discounted. We expect to see revenues generated from these features decrease over time.

The decrease in long distance and access services revenues3 of $358, or 2.3%, was primarily attributable to the following factors:

•	Access revenues decreased $344, primarily due to a decrease in overall access MOUs on our network. Part of the decrease in revenues derived from billing access MOUs to IXCs is due to our cannibalization of originating access MOUs on our ILEC network as a result of our increased penetration of toll subscribers in our ILEC territory. We have been aggressive in promoting calling plans with either unlimited or flat rate toll at different tiered MOU levels and have won many subscribers from traditional IXCs. Although total access lines in our ILEC market decreased by 2,641 lines from the first quarter of 2005, actual toll MOUs generated by our customers increased by approximately 300,000 MOUs. This results in a shift in revenues received previously in the form of originating access from IXCs to toll revenues received directly from our end-user customers. Another reason for the decease in access revenues has been the overall composition of the types of access traffic. Wireless access traffic has increased, most likely partially at the expense of wireline access traffic. Any shift from wireline to wireless traffic is to the Company’s detriment, because in most cases wireless access rates (which are governed by a different regulatory scheme than wireline traffic) are lower than wireline rates. In addition, with the slight growth in aggregate access lines really containing two underlying components, an increase in access lines in our CLEC edge-out markets offset mostly by a decrease in access lines in our ILEC market, the overall composition of our access MOUs is also shifting. Access rates in our ILEC market are in most cases higher than the comparable rates in our CLEC market. A loss of ILEC access MOUs therefore has a disproportionately larger impact on the Company than a comparable gain in CLEC access MOUs.

•	Overall toll revenues decreased $94. We have continued to be successful in bundling toll in our edge-out markets (in which the number of access lines grew by 3,110), with nearly an

[3]	The Company records and allocates into three main components the elements that comprise the long distance and access services revenue category. The first category, access revenues, reflects mainly per MOU sensitive access charges, universal service revenues received by the Company and end-user interstate access line charges assessed on customer bills. The second category, special access, reflects the revenues received from high capacity circuits (primarily DS-1s, DS-3s and OC-3s) that are: 1) provided directly to end-user customers, in both the Company’s ILEC and CLEC territories; 2) provisioned to other telecommunication carriers for connection to their end-user customers; or 3) provisioned for inter-office trunking and transport and are billed under the special access tariff. The third category, toll, represents amounts billed to end-users for metro-area, intraLATA, interLATA and international calls.

80% subscription rate. In addition, as mentioned above, we have also been successful in winning customers in our ILEC territory from the traditional IXCs. However, our ability to increase our customer base has been more than offset by continuing pricing pressures from the introduction of aggressively priced flat rate toll packages to contend with competitive plans marketed by other competitors, such as cable companies, wireless carriers and VoIP providers. We expect the pricing pressures on toll to continue to intensify; just recently, for example, the two main cable companies in our ILEC territory have launched their own telephone services that, typically during the introductory promotional periods, contain unlimited calling packages at prices equivalent to or below our existing plans.

partially offset by:

•	Revenues generated from special access circuits increased approximately $80, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold in our ILEC territory. There has been an increase in trunking from wireless carriers and, with continued business growth in our ILEC territory, an increase in special access circuits ordered by large IXCs to corporate accounts.

The decrease in directory advertising, billing and other services revenues of $12 was not material.

The increase in other operating revenues of $77, or 2.5%, was primarily due to the $239 growth in DSL and multi-megabit metro Ethernet revenues. Combined DSL lines (both wholesale and retail) sold increased from 12,544 as of March 31, 2005 to 14,850 as of March 31, 2006. Also, our multi-megabit metro Ethernet product, which is currently geared mostly for business applications and can deliver speeds from 3 to 30 megabits, has experienced growth. This increase in broadband revenues was partially offset by a $103 decrease in dial-up Internet revenues. In addition, revenues from web development services, which are project driven and therefore can fluctuate on a quarterly basis, also decreased from the prior year.

Operating Expenses and Net Operating Income

For the three-month period ended March 31, 2006 total operating expenses decreased $889, or 4.4%, from the comparable period in 2005. The change was the result of decreases in depreciation and amortization expenses of $1,756 (36.0%) and state and local taxes of $4 (0.4%), offset partially by an increase in network and other operating expenses of $871 (6.1%).

The decrease in consolidated depreciation and amortization expenses of $1,756, or 36.0%, was predominately the result of changes in the useful life estimates of certain main categories of North Pittsburgh’s telephone plant and equipment. During 2005, North Pittsburgh conducted a comprehensive review of the useful life estimates of certain main categories of its telephone plant and equipment. Pursuant to that review, effective October 1, 2005, North Pittsburgh increased its useful life estimate for telephone poles. In addition, effective October 1, 2005, North Pittsburgh assigned a 5.5 year useful life to the remaining net book value of central office equipment. The adjustments were made to more closely align the remaining depreciable lives of these assets with their true economic lives. These changes in useful life estimates decreased depreciation expense for the quarter, on a static basis, by $1,955 and were partially offset by the normal growth in our depreciable asset base (gross property, plant and equipment), which grew by 4.2% over the course of the past twelve months.

The decrease in state and local taxes of $4 was not material.

The increase in network and other operating expenses of $871, or 6.1%, was primarily due to the following factors:

•	An approximately $460 increase in direct costs associated with the growth in access lines and access line equivalents. Such direct costs include the fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our growing customer base.

•	A combined labor and benefit expenses increase of approximately $400, or 6%, for the three-month period ended March 31, 2006 over the comparable period in 2005. Current benefit expenses were the main contributing factor to the increase, as the Company experienced increases in medical insurance premiums. Wages were up slightly, as the normal year over year wage increases were partially offset by a small reduction in headcount. Aggregate postretirement benefit expenses, as outlined in more detail in Note 3 to the Condensed Consolidated Financial Statements included in this Form 10-Q, remained relatively constant, first quarter 2006 over first quarter 2005.

Overall, the decrease in total operating revenues of $491, coupled with the decrease in total operating expenses of $889, resulted in a $398, or 5.7%, increase in net operating income for the three-month period ended March 31, 2006 over the comparable prior year period.

Other Items

Interest expense decreased for the three-month period ended March 31, 2006 by $59 due to the continued scheduled pay-down of our Federal Financing Bank (FFB) notes and capital lease obligation.

Interest income increased by $333 during the three-month period ended March 31, 2006 due to higher average invested cash balances as well as increases in the average interest rate received on our temporary investments. Our average interest rate earned on temporary investments was 4.4% during the first quarter of 2006 as compared to 2.4% during the comparable prior year period.

Equity income of affiliated companies increased $748 in the three-month period ended March 31, 2006 over the comparable prior year period due mainly to a $754 increase in the amount of income generated from the Company’s limited partner interests in three wireless partnerships. These partnerships, all of which are majority owned and operated by Verizon Wireless, have continued to show strong growth in the number of customers and operating results. Aside from customer growth, the results of the partnerships were also positively impacted by an improvement in the net loss experienced on the sale of equipment over the prior year comparable period. The current year period benefited from fewer promotions on phone equipment and a positive increase in accessory sales (which traditionally carry high margins as compared to the loss experienced on most phone sales). Our equity income was favorably impacted by approximately $190 as a result of the improvement in the above-mentioned net loss on equipment sales.

The changes in sundry expense (net) were not material.

Liquidity and Capital Resources

	March 31, 2006	December 31, 2005
Cash and temporary investments	$56,088	$55,567
Working capital	$51,284	$51,940
Long-term debt (including current maturities)	$20,826	$21,597

Cash and temporary investments were $56,088 at March 31, 2006 as compared to $55,567 at December 31, 2005. The increase was a result of operating cash flows exceeding investment and financing requirements. Cash flows from operating activities from continuing operations were $5,867 for the three-month period ended March 31, 2006, a $1,085 decrease from the comparable prior year period. Although net operating income increased $398, from $6,930 for the first quarter of 2005 to $7,328 for first quarter of 2006, the main factor contributing to the increase was a $1,756 decrease in depreciation expense, which is a non-cash operating expense. As such, cash operating income actually decreased over the prior year period.

Cash flows used for investing activities were $1,637 for the three-month period ended March 31, 2006, a $49 increase from the comparable prior year period. The increase was the result of a $1,105 increase in expenditures for capital additions. We currently expect a capital expenditures program for 2006 in the range of $13,000 to $14,000, which would represent a $2,500 to $3,500 increase over the prior year. The majority of this increase will be due to a 2006 capital program that includes deploying fiber deeper into our ILEC network, which will permit more advanced data services and broadband based products. This increase in cash expended for capital additions was mostly offset by a $1,056 increase in distributions received from our wireless partnerships. The increase in distributions was due to an improvement in the income and cash flows generated from the wireless partnerships as well as in part due to the timing of the receipt of the distributions. In 2005, one of the partnerships made its traditional first quarter distribution, which totaled $720, in the beginning of April, whereas that partnership’s first quarter distribution for 2006 was received in March.

We expended $3,841 during the three-month period ended March 31, 2006 for financing activities, which included cash dividends and the scheduled repayments of debt and capital lease obligations. The amount was $69 higher than the prior year period, mostly as a result of a $150 increase in dividends paid by reason of a $.01 per share increase in the dividend paid during the first quarter of 2006 over that paid in the first quarter of 2005, offset partially by a $81 decrease in capital lease payments.

Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, dividend payment dates and other predictable cash needs. We expect to continue the investment of such excess funds throughout 2006, which should enable us to meet all short-term obligations.

Working capital levels at March 31, 2006 decreased $656 from December 31, 2005, mostly because a portion of the cash flow generated from operations was expended to reduce long-term liabilities. These expenditures consisted of the scheduled payments on the Company’s debt and capital lease obligations and a $2,000 discretionary Pension Plan contribution made during the first quarter of 2006 and resulted in a decrease of $2,855 in our long-term liabilities from the amount of such liabilities at December 31, 2005.

The decrease in long-term debt was a result of scheduled principal repayments of $771 during the three-month period ended March 31, 2006. We funded 100% of our first quarter 2006 expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at March 31, 2006 to the FFB under this loan was $20,826, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of March 31, 2006 was $34,764. North Pittsburgh can draw against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of March 31, 2006, North Pittsburgh had approximately $2,698 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $89,696, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or make any other distributions to its shareholder, or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $13,129 of North Pittsburgh’s retained earnings was available for dividends and other distributions to the Registrant as of March 31, 2006. The Registrant has no restrictions on the amount of its retained earnings that are available for dividends and other distributions to its shareholders. However, because of the aforementioned North Pittsburgh restrictions on dividends and distributions, the portion of our consolidated cash and temporary investments available for dividends and other distributions to our shareholders as of March 31, 2006 was $48,212.

North Pittsburgh also has available through June of 2009 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1 1/2%. No borrowings have been taken against the line of credit and there are no commitment fees associated with it.

We expect cash flows provided by operating activities and cash reserves over the next twelve months to be sufficient to service long-term debt and capital lease obligations, to pay dividends and to finance all capital projects. We currently expect a capital expenditure program for 2006 in the range of $13,000 to $14,000, which would represent a $2,500 to $3,500 increase over those amounts expended in 2005. During 2006, we have a capital program that includes deploying fiber deeper into our ILEC network, which will allow for the eventual offering of more advanced data services and broadband based products. Concurrent with the fiber deployment, which most likely will span a two-year period, we also will upgrade our transmission network to a gigabit Ethernet backbone. The dollar amount of our capital expenditure program indicated above assumes that the majority of our purchases of the core of the gigabit Ethernet backbone will occur in the fourth quarter of 2006, although there is a reasonable possibility that any delays in technology development could cause those expenditures to be postponed into 2007. Finally several million dollars of our capital expenditure program relates to success-based customer additions in our CLEC edge-out markets that require capital and network capacity additions. Any substantial variations from our underlying customer addition projections could cause the related capital expenditures to deviate from those amounts included in our capital expenditure projections. Although we expect to continue to have the necessary cash flows from operations and cash reserves to internally finance 100% of our projected capital expenditures, due to the low cost financing available through the RUS for qualified North Pittsburgh capital expenditures, we may request advancement from the RUS facility in the future.

We refer you to our Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2005 Form 10-K for a disclosure and discussion of our aggregate contractual obligations and purchase commitments as of December 31, 2005. There were no material changes in the specified contractual obligations and purchase commitments during the three-month period ended March 31, 2006. Scheduled payments of $1,052, $332, $83 and $493 were made to reduce the outstanding long-term debt (principal and interest), capital lease, operating lease and operational support system obligations, respectively, during the first quarter of 2006.

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

Valuation of Accounts Receivable

We review accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our accounts receivable aging schedules, history of write-offsand relationships with our customers and the overall credit worthiness of our customers.

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

Pension and Other Postretirement Benefits

We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87 and SFAS No. 106. The key assumptions used in making these calculations are disclosed in Note 6 to our consolidated financial statements included in our 2005 Form 10-K. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. The expected return on assets is based on our current view of the long-term returns on assets held by the plan, which is influenced by the historical performance of plan assets, asset allocation and third-party studies. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

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

North Pittsburgh’s wireline operations are considered Rural under the 1996 Act and therefore are exempt from certain of the foregoing obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. More specifically, pursuant to the rural exemption provision of Section 251(f)(1) of the 1996 Act, North Pittsburgh is currently exempted from offering collocation, UNEs, wholesale discounts and certain other requirements of the 1996 Act which originally pertained to non-rural ILECs. However, upon a petition by a potential competitor, the PA PUC may remove North Pittsburgh’s rural exemption if it finds that the competitor’s proposal is not unduly economically burdensome to North Pittsburgh, is technically feasible and is consistent with the universal service provisions of the 1996 Act. The burden of proof in such a proceeding rests with the competitor. The rural exemption does not, however, prevent facilities-based competition in North Pittsburgh’s service area.

North Pittsburgh has received several requests from facilities-based CLECs to negotiate interconnection agreements and is now in the process of either negotiating or implementing those agreements.

Triennial Review Order and Related Matters

On February 20, 2003, the FCC issued its Triennial Review Order (TRO) regarding the 1996 Act. In that Order, the FCC eliminated unbundling requirements for ILECs in regard to broadband services provided over fiber facilities but continued to require unbundled access to mass-market narrowband loops. In addition, ILECs were not required to unbundle packet switching services. The FCC further found that the high frequency portion of the loop, also referred to as line sharing, was no longer required to be provided as a UNE and that requirement would therefore be phased out over three years. As noted below, other aspects of the original TRO filing were later remanded back to the FCC.

On March 2, 2004, the U. S. Court of Appeals for the District of Columbia issued a decision in response to a number of court appeals filed in regard to the FCC’s TRO. In that ruling, the court upheld the FCC’s rules in regard to the FCC’s conclusion that ILECs need not unbundle broadband loops provided through the utilization of new technologies such as hybrid fiber/coaxial cable and fiber-to-the-home. Subsequent FCC orders have also relieved incumbents of the unbundling requirements for fiber-to-the-curb loops, where fiber is extended to within 500 feet of a customer premises. The court also agreed with the FCC that ILECs need not provide line sharing. However, the court vacated and remanded a number of other FCC rules promulgated in the original TRO, including those pertaining to the availability of the local switching UNE (UNE-P).

On February 4, 2005, the FCC in response to the Court of Appeals decision released its Order on Remand, setting forth final rules regarding the unbundling obligations of the ILECs . The FCC’s revised UNE rules now state that CLECs are not impaired without unbundled access to the UNE-P combination comprised of Local Switching and UNE Loop, or Shared Transport, Call Related Databases, or Signaling Networks used in connection with Local Switching.

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

The PA PUC, which has the authority to set rates and terms for interconnection between carriers within the guidelines ordered by the FCC, revised many of Verizon’s unbundled rates for loops as well as high capacity circuits effective October 2004. Although the revised rates reflect a mixture of both increases and decreases, based on the specific types of circuits and markets in which we operate, we have experienced an overall decrease in the average costs (on a per line basis) to provision our CLEC access lines located in Verizon markets as a result of the PA PUC action. Verizon challenged the PA PUC’s revisions to Verizon’s rates in Federal court. In August of 2005, the U.S. District Court for the Eastern District of Pennsylvania ruled in favor of the PA PUC, affirming the rates set for access to unbundled elements of Verizon’s network. The positive impact for us of the PA PUC revisions to Verizon’s rates have mitigated the negative impacts of the FCC’s Order on Remand, with slight decreases experienced in our overall per line cost to provision access lines in our edge-out markets as a result of these regulatory actions.

Intercarrier Compensation and Universal Service

On February 10, 2005, the FCC issued a Further Notice of Proposed Rulemaking (FNPRM) in regard to the rules governing intercarrier compensation for the various types of traffic exchanged by telecommunications carriers. Under the current rules, rates charged for traffic vary by the type and/or the jurisdiction of the traffic. The FCC is considering replacing this current system of payments with a uniform regime under which all types of traffic are compensated at a unitary rate. In that proceeding, the FCC is seeking comment on seven comprehensive reform proposals that have been submitted to the FCC from industry participants and other interested parties. The FCC’s goal is to put in place an intercarrier compensation mechanism that encourages the development of efficient competition, that preserves universal service support which ensures affordable rates in rural and high cost areas, that is technologically and competitively neutral and that minimizes regulatory intervention and enforcement and relies on commercially negotiated contracts rather than rules and regulations. Both North Pittsburgh and Penn Telecom receive a large percentage of their revenues from intercarrier compensation payments, and the outcome of this proceeding therefore may have a large impact on their revenue streams. In addition, because universal service funding will be affected by any change in the current intercarrier compensation system, North Pittsburgh’s universal service funding from both the interstate and intrastate jurisdictions may be affected by the outcome of this proceeding.

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

Prior to the FCC’s issuance of the NPRM regarding VoIP, several companies had petitioned the FCC for declaratory rulings that their specific service offerings, which utilize IP in some portion of the service, were exempt from access charges. In one case, the FCC ruled that access charges do apply to toll calls that originate or terminate on the Public Switched Telephone Network (PSTN) even if some portion of the call is transported utilizing IP. In the second case, the FCC ruled that voice-calling services utilizing IP between two broadband connections to the Internet and which do not utilize the PSTN at either end were exempt from access charges.

While these two FCC rulings have addressed the applicability of access charges in regard to specific services that utilize IP to provide voice or toll calling services, various questions regarding the full scope of regulations that will apply to VoIP services in general are still unresolved and will be addressed in the VoIP NPRM. Certain specific issues regarding the application of access charges to VoIP and enhanced services may also be addressed prior to completion of the VoIP NPRM proceeding as a result of several other petitions that are currently pending before the

FCC. The outcome of these petitions and the NPRM proceeding will affect North Pittsburgh and Penn Telecom because: 1) VoIP services compete directly with the local and toll service offerings of North Pittsburgh and Penn Telecom, and 2) both North Pittsburgh and Penn Telecom receive a portion of their revenues from access charges, the applicability of which to various forms of IP and enhanced services traffic is being reviewed in these petitions and the NPRM. Because the outcomes of the petitions and the NPRM proceeding are unknown at this time, we are unable to determine the effect such actions may have on our operations and revenues.

In February of 2002, the FCC issued a FNPRM regarding the possible reformation of the system for assessing and recovering Universal Service Fund (USF) monies. In that proceeding, the FCC has asked for comment on whether it should assess carrier contributions based on the number and capacity of connections that contributing carriers provide to customers, rather than on the current method, which is based on the interstate revenues they earn. Because the outcome of this proposal is unknown at this time, we are unable to determine the effect such action may have on our operations and revenues.

North Pittsburgh’s Interstate Revenue Requirement

North Pittsburgh participates in the interstate tariff and settlement pooling process that is administered by NECA as an average schedule company, which means North Pittsburgh’s interstate settlements are determined by formulas based on a statistical sampling of the costs and service demand quantities of comparable companies that perform cost studies.

On December 29, 2005, NECA filed with the FCC proposed modifications of average schedule formulas. In that filing, NECA proposed to revise the formulas for average schedule interstate settlement disbursements for interstate access services provided during the period July 1, 2006 through June 30, 2007.

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

In its filing, NECA estimated that settlement rates for all average schedule companies would decrease overall by about 1.7 percent, assuming constant demand; however, the individual impact on an average schedule company depends on its size and demand characteristics. As a result, some companies with larger study areas, such as North Pittsburgh, would see a significant decrease in settlements, while many companies with smaller study areas would see increases, if the NECA proposals are implemented. The proposed formulas also reflect the trend of reduced access minutes.

Due to the significant decrease in interstate settlements that would be experienced by some companies, the NECA filing also recommended that the FCC consider implementing a two-year phase in of the reduction in settlements resulting from the proposed structural changes in the formulas. The filing included a detailed procedure on how that phase in might be accomplished.

As a relatively large average schedule company, North Pittsburgh would be affected by the proposed reduction in settlements if the FCC approves the proposed revised formulas. North Pittsburgh estimates that the proposed formulas would cause a reduction of approximately $190 per month (or approximately $2.3 million annually) in its interstate settlements (based on demand data for the month of December 2005). The estimated $190 per month reduction consists of two elements, an approximate $50 per month decrease related to the normal changes in the year-over-year overall average schedules formulas and an approximate $140 per month decrease related to the proposed structural changes to the formulas. The $50 per month decrease that pertains to the normal changes in the formulas would result in an immediate decrease in settlement revenues effective July 1, 2006. If the FCC implements the recommended two-year phase in of the reduction in settlements proposed in the NECA filing, the $140 per month decrease related to the proposed structural changes would not all be recognized immediately; rather, the reduction would be phased in ratably over a twenty-four month period of time. It is uncertain at this time whether the FCC will approve or modify the NECA proposed average schedule formulas and the phase in.

We continue to monitor whether or not it is advantageous for North Pittsburgh to participate in the NECA pool as an average schedule company or, alternatively, to be a cost company subject to its own individual cost and demand data studies.

Other Federal Regulatory Matters

Since February 2002, the FCC has been considering the possible classification of wireline broadband Internet access as an information service rather than a telecommunications service. On June 27, 2005, the U.S. Supreme Court supported the 2002 FCC decision that said cable broadband Internet service was an information service and therefore free from most telephone rules, including the requirements to lease network access to competitors. In response to the

Supreme Court ruling, on August 5, 2005, the FCC adopted an Order which determined that wireline broadband Internet access services are information services and will therefore now be regulated under Title I of the 1996 Act. The FCC also eliminated the requirement that wireline carriers offer the broadband transmission component of Internet access on a stand-alone basis to competitors. The Order does allow a wireline provider the flexibility to offer the transmission component on a common carrier basis, a non-common carrier basis, or some combination of both. The Order also requires a one-year transition period during which unaffiliated ISPs will be able to receive the separate transmission component on a grandfathered basis. In addition, the Order requires that facilities-based providers of broadband DSL transmission services continue to contribute to the federal USF based on current levels of reported revenues for those services for a 270-day period, or until the FCC adopts new USF contribution rules, whichever occurs earlier. The Order became effective on November 16, 2005. As a result of the Order, North Pittsburgh notified the FCC that effective April 1, 2006 North Pittsburgh would begin offering broadband DSL transmission service on a detariffed common carrier basis. This action will have little immediate effect on North Pittsburgh’s provision of its current DSL service offerings, because the FCC Order required a one-year transition period during which North Pittsburgh must continue to offer its current broadband DSL transmission services to ISPs at the same rates, terms and conditions that were in effect when the services were detariffed. However, North Pittsburgh anticipates that, as a result of detariffing these services, it will be able to respond more quickly in the competitive broadband market by offering new and innovative broadband DSL transmission services at competitive prices to its customers without being burdened by the tariffing process.

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

On November 30, 2004, Act 183 was signed into law in Pennsylvania. Act 183 implemented new Chapter 30 legislation, which continued many aspects of the former Chapter 30 provisions (as described above) but also added some options for ILECs in regard to alternative regulation. Under the new Act 183, ILECs may commit to accelerate the deployment of broadband service capability to their entire service area and in exchange receive a reduction in, or elimination of, the productivity offset in their price index formula.

On February 25, 2005, North Pittsburgh filed an Amended Alternative Form of Regulation and Network Modernization Plan with the PA PUC pursuant to Act 183. In that filing, in addition to modifying its prior Chapter 30 Plan to comport with the new statute, North Pittsburgh committed to accelerate its deployment of a ubiquitous broadband network throughout its entire service area from the previous commitment date of December 31, 2015 to December 31, 2008. In return for making this commitment, North Pittsburgh will no longer be subject to a productivity offset when calculating the Price Stability Index component of its annual price stability mechanism filing. North Pittsburgh will also not have to contribute to certain new public policy funding obligations that were instituted as part of Act 183. On June 2, 2005, the PA PUC approved North Pittsburgh’s amended plan with no significant changes. We believe that, based on the substantial investment we have already made in our broadband network, the capital expenditures necessary to meet the accelerated commitment date should not necessitate material increases to the broadband portion of North Pittsburgh’s capital expenditure program from recent levels.

Other State Regulatory Matters

In addition to the PA PUC’s revision of Verizon’s unbundled rates previously discussed under the Triennial Review Order and Related Matters heading above, there is another recent PA PUC proceeding that could impact North Pittsburgh and Penn Telecom. On December 16, 2004, the PA PUC adopted an Order instituting an investigation regarding the intrastate access charges and intraLATA toll rates of rural carriers in Pennsylvania and the effect on those charges and rates if the PA PUC were to reduce disbursements from the Pennsylvania USF to the rural carriers or if it were to broaden the base of contributors to include carriers that do not currently pay into the fund. The proceeding will also address the ramifications of recent changes to the Pennsylvania Public Utility Code set forth in Act 183 that affect access rate setting for both rural Local Exchange Carriers (LECs) and CLECs. Under the Act 183 changes to the Public Utility Code, the PA PUC may not require a LEC to reduce intrastate access rates except on a revenue neutral basis. The new statute also sets limits on a CLEC’s ability to charge intrastate access rates higher than the rates charged by the ILEC serving the area in which the CLEC is offering service unless such rates are cost justified. The procedures regarding the PA PUC’s implementation of these rate setting limitations will be determined in this access charge and USF proceeding. This proceeding may affect both North Pittsburgh’s and Penn Telecom’s ability to set access charge rates. The proceeding also may affect the amount of funding that North Pittsburgh receives from the Pennsylvania USF and the amounts that North Pittsburgh and Penn Telecom contribute to that fund. A number of parties to the proceeding filed a petition asking that the PA PUC delay any action in regard to the Pennsylvania USF and intrastate access charges until such time as the FCC takes action in regard to intercarrier compensation issues. On August 11, 2005, the PA PUC adopted an Order, which was entered on August 30, 2005, in which it granted a stay of the investigative proceeding for a period not to exceed twelve months, unless further extended by the PA PUC, or until the FCC issues its ruling in its Unified Intercarrier Compensation proceeding, whichever occurs earlier. The stay renders the outcome of this proceeding unknown at this time, and we therefore are unable to determine the impact the proceeding may have on the revenues and costs of North Pittsburgh and Penn Telecom.

Recent Accounting Pronouncements

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The effective date of the new standard for the Company’s consolidated financial statements was January 1, 2006. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. Currently, the Company does not provide share-based compensation plans to any of its employees and the adoption of SFAS No. 123(R) did not have an impact on the Company’s consolidated financial statements.

PART I

Item 3. Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes in reported market risks faced by the Company since the end of the Company’s preceding fiscal year on December 31, 2005.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors

In addition to other information set forth in this report, we refer you to the discussion in Item 1A, “Risk Factors”, in our 2005 Form 10-K. As of the date of this Form 10-Q report, there have been no material changes from the risk factors previously disclosed in our 2005 Form 10-K. As noted in that discussion in Item 1A of our 2005 Form 10-K, the items identified in that discussion are what we deem to be particularly noteworthy. We do not represent that the list captures every possible existing or foreseeable factor or risk. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may, at some future point, materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

(a)	Exhibits Index for Quarterly Reports on Form 10-Q.

Exhibit No.	Subject	Applicability

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

(3)(i)	Articles of Incorporation	Provided in Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and Incorporated Herein by Reference.

(3)(ii)	Amended and Restated By-Laws	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and Incorporated Herein by Reference.

(4)	Instruments defining the rights of security holders including indentures

	(a) Agreement of Reorganization and Plan of Merger	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference.

	(b) Rights Agreement dated as of September 25, 2003	Provided as Exhibit 1 to the Registration of Certain Classes of Securities on Form 8-A filed on October 3, 2003 and Incorporated Herein by Reference.

(10)	Material contracts

	(a) Amended and Restated Executive Employment Agreement	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Incorporated Herein by Reference.

	(b) Executive Retention Payment Program Agreement	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

	(c) Extension of Amended and Restated Executive Employment Agreement and Retention Payment Program	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

	(d) 2005 Executive Officers Bonus Plan	Provided in Current Report on Form 8-K filed on August 24, 2005 and Incorporated Herein by Reference.

Exhibit No.	Subject	Applicability
	(e) Stock Redemption Agreement dated as of November 10, 2005 between North Pittsburgh Telephone Company and The Rural Telephone Bank.	Provided in Current Report on Form 8-K filed on February 1, 2006 and Incorporated Herein by Reference.

	(f) 2006 Executive Officers Bonus Plan	Provided in Current Report on Form 8-K filed on April 5, 2006 and Incorporated Herein by Reference.

(11)	Statement re computation of per share earnings	Attached Hereto

(15)	Letter re unaudited interim financial information	Not Applicable

(18)	Letter re change in accounting principles	Not Applicable

(19)	Report furnished to securities holders	Not Applicable

(22)	Published report regarding matters submitted to vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of attorney	Not Applicable

(31(i).1)	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31(i).2)	Certification of Senior Vice President and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.1)	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.2)	Certification of Senior Vice President and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH PITTSBURGH SYSTEMS, INC.
(Registrant)

Date: May 10, 2006	/s/ H. R. Brown
H. R. Brown, President and Chief Executive Officer

Date: May 10, 2006	/s/ A. P. Kimble
A. P. Kimble, Senior Vice President and
Chief Financial and Accounting Officer