Form 10-Q
period 2006-06-30
NORTH PITTSBURGH SYSTEMS INC
filed 2006-08-09
CIK 764765

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of August 7, 2006 was 15,005,000.

PART I

FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

North Pittsburgh Systems, Inc.:

We have reviewed the condensed consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries (the Company) as of June 30, 2006, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

KPMG LLP

Pittsburgh, Pennsylvania

August 7, 2006

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(Amounts in Thousands – Except Per Share Data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2006	2005	2006	2005
Operating revenues:
Local network services	$7,443	$7,862	$15,114	$15,731
Long distance and access services	14,923	17,460	30,476	33,371
Directory advertising, billing and other services	385	359	729	714
Other operating revenues	2,962	3,060	6,119	6,139

Total operating revenues	25,713	28,741	52,438	55,955

Operating expenses:
Network and other operating expenses (exclusive of deprecation and amortization shown separately below)	15,725	13,618	30,916	27,939
Depreciation and amortization	3,243	4,893	6,370	9,774
State and local taxes	814	815	1,893	1,897

Total operating expenses	19,782	19,326	39,179	39,610

Net operating income	5,931	9,415	13,259	16,345

Other income (expense), net:
Interest expense	(357)	(416)	(717)	(833)
Interest income	685	323	1,270	575
Equity income of affiliated companies	2,158	1,725	4,225	3,045
Gain on redemption of investment	19,622	—	19,622	—
Sundry expense, net	23	(23)	(10)	(30)

Total other income (expense), net	22,131	1,609	24,390	2,757

Income from continuing operations before income taxes	28,062	11,024	37,649	19,102

Provision for income taxes	11,670	4,536	15,671	7,857

Income from continuing operations	16,392	6,488	21,978	11,245

Discontinued operations:
Income (loss) from operations of business systems, net of income tax (expense) benefit of $(5), $20, $(5) and $69	6	(29)	6	(97)

Net income	$16,398	$6,459	$21,984	$11,148

Weighted average common shares outstanding	15,005	15,005	15,005	15,005

Basic and diluted earnings per share:
Income from continuing operations	$1.09	$.43	$1.47	$.75
Income (loss) from discontinued operations	—	—	—	(.01)

Net income per share	$1.09	$.43	$1.47	$.74

Dividends per share	$1.20	$.19	$1.39	$.37

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) June 30 2006	Dec. 31 2005
ASSETS
Current Assets:
Cash and temporary investments	$50,938	$55,567
Marketable securities available for sale Accounts receivable:	500	482
Customers, net of allowance for doubtful accounts of $625 and $779, respectively	5,504	5,144
Access services, settlements and other	4,539	5,250
Unbilled revenues	318	572
Note receivable	135	229
Prepaid expenses	1,618	892
Inventories	1,688	1,235
Deferred income taxes	981	1,041
Other current assets	14	288

Total current assets	66,235	70,700

Property, plant and equipment:
Land	475	475
Buildings	15,412	15,095
Equipment	213,748	207,866
Assets held under capital lease	10,498	10,498

	240,133	233,934

Less accumulated depreciation and amortization	169,465	164,143

	70,668	69,791

Construction in progress	3,957	2,912

Total property, plant and equipment, net	74,625	72,703

Investments	14,778	13,726
Intangible assets, net	825	682
Other assets	1,328	1,389

Total assets	$157,791	$159,200

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) June 30 2006	Dec. 31 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,085	$3,085
Obligation under capital lease	933	914
Accounts payable	3,471	3,906
Advance billings	2,008	1,745
Dividend payable	3,001	2,851
Other accrued liabilities	2,487	3,281
Federal and state income taxes	5,492	2,978

Total current liabilities	20,477	18,760

Long-term debt	16,970	18,512
Obligation under capital lease	3,273	3,731
Deferred income taxes	5,561	6,141
Accrued pension and postretirement benefits	9,905	11,418
Other liabilities	951	1,121

Total liabilities	57,137	59,683

Shareholders’ equity:
Capital stock: authorized 50,000 shares:
Common stock, par value $0.15625; issued 15,040 shares and outstanding 15,005 shares	2,350	2,350
Preferred stock, par value $1.00; none issued	—	—
Capital in excess of par value	2,215	2,215
Retained earnings	97,756	96,629
Less cost of treasury stock (35 shares)	(508)	(508)
Accumulated other comprehensive loss	(1,159)	(1,169)

Total shareholders’ equity	100,654	99,517

Total liabilities and shareholders’ equity	$157,791	$159,200

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Six Months Ended June 30
	2006	2005
Cash from operating activities:
Net income	$21,984	$11,148
(Income) loss from discontinued operations	(6)	97

Income from continuing operations	21,978	11,245

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,370	9,774
Gain on redemption of investment	(19,622)	—
Equity income of affiliated companies	(4,225)	(3,045)
Deferred income taxes	(528)	(242)
Changes in assets and liabilities:
Accounts receivable and unbilled revenues	605	1,140
Inventories	(453)	(59)
Prepaid expenses and other assets	(665)	(727)
Accounts payable and advance billings	(172)	(1,697)
Other accrued liabilities	(862)	(204)
Accrued pension and postretirement benefits	(1,513)	(1,257)
Federal and state income taxes	2,514	(313)
Other, net	42	(82)

Total adjustments	(18,509)	3,288

Net cash provided by operating activities from continuing operations	3,469	14,533

Cash provided by (used for) investing activities:
Expenditures for property and equipment	(8,329)	(5,128)
Purchase of customer accounts	(148)	—
Distributions from affiliated companies	3,173	2,000
Proceeds from redemption of investment	19,622	—

Net cash provided by (used for) investing activities from continuing operations	14,318	(3,128)

Cash used for financing activities:
Cash dividends	(20,707)	(5,402)
Payments of capital lease obligation	(439)	(565)
Retirement of debt	(1,542)	(1,542)

Net cash used for financing activities from continuing operations	(22,688)	(7,509)

Cash provided by (used for) continuing operations	(4,901)	3,896
Cash provided by (used for) discontinued operations:
Cash provided by (used for) operating activities from discontinued operations	178	(189)
Cash provided by investing activities from discontinued operations	94	—

Net cash provided by (used for) discontinued operations	272	(189)

Net increase (decrease) in cash and temporary investments	(4,629)	3,707

Cash and temporary investments at beginning of period	55,567	42,569

Cash and temporary investments at end of period	$50,938	$46,276

Supplemental disclosure of cash flow information:
Interest paid	$726	$861
Income taxes paid	$13,690	$8,418

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2006	2005	2006	2006
Net income	$16,398	$6,459	$21,984	$11,148
Unrealized gain (loss) on marketable securities including reclassification adjustments, net of tax	6	(2)	10	(7)

Comprehensive income	$16,404	$6,457	$21,994	$11,141

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

Eligible retirees of North Pittsburgh are provided healthcare benefits under an unfunded plan until the retiree reaches Medicare eligibility (currently 65 years of age) and life insurance benefits based on a specified percentage of preretirement salary until the retiree reaches the age of 65, at which time the coverage is limited to $5

Components of Net Periodic Benefit Cost:

The following tables summarize the components of net periodic benefits cost of pension benefits and other postretirement benefits:

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Service cost	$372	$371	$744	$742
Interest cost	759	724	1,518	1,448
Expected return on plan assets	(884)	(795)	(1,768)	(1,590)
Amortization of prior service cost	31	35	62	71
Amortization of transition asset	—	(38)	—	(77)
Recognized actuarial loss	97	133	194	266

Net periodic benefit cost	$375	$430	$750	$860

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Service cost	$93	$87	$186	$175
Interest cost	179	168	358	336
Amortization of prior service cost	1	(1)	2	(3)
Recognized actuarial loss	78	55	156	110

Net periodic benefit cost	$351	$309	$702	$618

North Pittsburgh also has a nonqualified supplemental pension plan (Restoration Plan) covering former and current employees. The Restoration Plan restores those benefits that are precluded under the North Pittsburgh Pension Plan by Internal Revenue Service (IRS) limits on compensation and benefits applicable to qualified pension plans and by the exclusion of bonus compensation from the Pension Plan’s definition of earnings. Pension expense for the Restoration Plan for the three-month periods ended June 30, 2006 and 2005 was $64 and $63, respectively, and for the six-month periods ended June 30, 2006 and 2005 was $127 and $126, respectively.

Effective July 1, 2006, the Restoration Plan has been amended to include an adjustment factor into the calculation of a participant’s benefit. The amendment to include the adjustment factor was made to account for an economic differential that existed between the actuarial equivalent of the supplement the participant would receive using the existing methodology prescribed in the Restoration Plan compared to what the participant would have received from the Pension Plan if such IRS limits and exclusion of bonus compensation did not exist. This economic differential existed because of the mandatory single lump sum payment feature in the Restoration Plan (as contrasted with the life annuity payments option available under the Pension Plan) and because of the difference in the tax treatment for participants of certain elements of a payment received from the Restoration Plan as compared to a payment received from the Pension Plan. Based on the Restoration Plan data and assumptions utilized in the Company’s SFAS 87 actuarial analysis and calculation for the year ended December 31, 2005, the adjustment factor would increase the Company’s projected benefit obligation, accumulated benefit obligation and annual net periodic pension cost by approximately $825, $400 and $150, respectively. We will re-measure the Restoration Plan obligations and costs during the third quarter of 2006.

Employer Contributions:

The Company disclosed in its financial statements included in its 2005 Form 10-K that it expected to make discretionary contributions totaling $2,500 to its Pension Plan in 2006. Due to elective additional tax-deductible contributions made in 2005, 2004, and 2003, no minimum contribution is required for the Pension Plan in 2006. The Company made tax-deductible discretionary contributions of $2,000 and $700 in February and May of 2006, respectively; such contributions aggregated $200 more than originally projected because, upon final calculation, the maximum contribution amount qualifying for tax deductibility was determined to be $200 more than originally projected.

Contributions for the other postretirement benefit plans are made on a pay-as-you-go basis, with total contributions of $390 having been made during the six-month period ended June 30, 2006. The $390 of contributions for the first half of 2006 were in line with the expected annual contributions of $780 disclosed in the Company’s 2005 Form 10-K.

(4) Transactions with Related Parties

Since 1998, we have had an agreement to obtain certain data processing functions from a third party processor (Processor), which is a member of the Armstrong Group of Companies (the Armstrong Group). The Company was related to the Armstrong Group by a common shareholder who directly or beneficially owned more than five percent of the Company’s outstanding common stock. In April 2006, counsel for the Armstrong Group advised representatives of the Company that all shares of NPSI common stock held directly or indirectly by this shareholder had been sold. This shareholder also served on the Company’s Board of Directors for 25 years until the Company’s annual shareholders meeting held on May 20, 2005. Payments to the Processor under this agreement were $637 and $614 for the three-month periods, and $1,361 and $1,556 for the six-month periods, ended June 30, 2006 and 2005, respectively. Also, we paid $68 and $79 for the three-month periods, and $115 and $144 for the six-month periods, ended June 30, 2006 and 2005, respectively, to the law firms of two members of the Board of Directors for various legal services. As of June 30, 2006, we had amounts outstanding of approximately $278 and $82 to the Processor and law firms, respectively.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard Communications, LLP (Boulevard), a competitive access provider jointly owned by us and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $7 and $6 for the three-month periods, and $13 and $13 for the six-month periods, ended June 30, 2006 and 2005, respectively. Total expenses incurred from receiving services from Boulevard were approximately $22 and $43 for the three-month periods, and $63 and $87 for the six-month periods, ended June 30, 2006 and 2005, respectively. We also provide, in the ordinary course of business, telecommunications and transport services to other member companies of the Armstrong Group, with total revenues recognized for these services of approximately $3 and $8 for the three-month periods, and $78 and $81 for the six-month periods, ended June 30, 2006 and 2005, respectively. The amounts outstanding from and/or due to Boulevard and the companies in the Armstrong Group were negligible as of June 30, 2006.

(5) Discontinued Operations

During the fourth quarter of 2005, Penn Telecom executed an agreement to sell its business telecommunications equipment operations (business systems). These operations engaged primarily in selling and maintaining business telecommunications equipment, more specifically Nortel key systems and private branch exchanges. Upon closing of the transaction on December 31, 2005, Penn Telecom received $31 in cash and a $247 promissory note issued by the purchaser. As the $247 promissory note bears no interest, the Company recorded the original book value of the note receivable to be $229, with the $18 differential from the face value of the note to be recorded as imputed interest income as earned.

The results of operations of business systems have been reported in the financial statements included in this Form 10-Q report as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets”. Summarized financial information for discontinued operations for the three and six-month periods ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenues	$—	$641	$—	$1,088
Expenses	—	(690)	—	(1,254)

Net operating loss from discontinued operations	—	(49)	—	(166)

Interest income	11	—	11	—

Income (loss) from discontinued operations before income taxes	11	(49)	11	(166)

Income tax (expense) benefit	(5)	20	(5)	69

Income (loss) from discontinued operations, net of taxes	$6	$(29)	$6	$(97)

The carrying amounts of the assets included as part of the business systems operations at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
Customer accounts receivable	$14	$288
Note receivable	135	229

Total current assets	$149	$517

These customer accounts receivable at June 30, 2006 and December 31, 2005 represent amounts billed by and due to the Company for products sold and services rendered prior to the sale of the business systems operations. The accounts receivable were not assigned as part of the asset purchase agreement. The accounts receivable balances at June 30, 2006 and December 31, 2005 are classified in the “Other current assets” line item of the Company’s Condensed Consolidated Balance Sheets. The promissory note is to be paid in quarterly installments, with $34 due March 31, 2006 and three equal payments of $71 due June 30, September 30 and December 31, 2006, respectively. Installments of $34 and $71 were received by the Company in April and June of 2006, respectively.

(6) Change in Accounting Estimates Affecting Depreciable Lives of Certain Assets

During 2005, we conducted a comprehensive review of the useful life estimates of certain main categories of North Pittsburgh’s telephone plant and equipment. The review of North Pittsburgh’s digital electronic switching equipment, circuit equipment and central office assets was concurrent with and as a result of the finalization of our plans for our next generation data network infrastructure. As noted in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this Form 10-Q, we instituted in the beginning of 2006 a capital program that includes deploying fiber deeper into our Incumbent Local Exchange Company (ILEC) network, the upgrade of our transmission network to a gigabit Ethernet core and the eventual deployment of next generation DSL equipment. Whenever we set useful life estimates for depreciation purposes, we first must make estimates as to how long the asset physically can continue to work and provide service. However, especially for assets that are technology driven, we must supplement our useful life analysis by making an assessment as to whether or not the technological useful life of the asset may be shorter than its physical useful life. The technological useful life may indeed be shorter for such reasons as the potential obsolescence of certain aspects of the underlying products and services the equipment is provisioning or, especially concerning infrastructure assets, the potential inoperability with other integrated network elements. Based on our final selection of the design and underlying technological components of our next generation network architecture, we reevaluated the useful life estimates originally made for North Pittsburgh’s existing Time Division Multiplexing (TDM) voice grade equipment, including our core switches, line cards, transport equipment and associated peripherals. We made this reevaluation in light of the fact that we selected for our next generation network a data network architecture that will be able to operate in parallel with our existing TDM based voice infrastructure and in which we will be able to integrate the network elements in an efficient and effective manner. With the composite method of depreciation that our regulated North Pittsburgh subsidiary uses, the assets that comprised digital electronic switching equipment, circuit equipment and central office asset accounts would have become fully depreciated over the course of 2006. Based on a detailed study conducted jointly by our planning department, network engineering department and individuals responsible for maintaining our continuing property records, we concluded that the remaining economic useful lives of these groups of assets was indeed longer than their originally estimated remaining depreciable lives. Based on the study, we concluded that the remaining net book value of these assets, which approximated $5,950 at October 1, 2005 (the effective date of the change in the accounting estimate for their remaining depreciation), should be depreciated over a revised 5.5 year remaining useful life. The original useful life assigned to these asset groups was 9 years. The change in the useful life estimates for these classes of assets decreased our 2006 quarterly depreciation expense by approximately $1,853 and $1,434 for the first and second quarters of 2006 respectively, on a static basis (meaning based on the asset values existing as of October 1, 2005 in the respective asset categories affected by the change). For full year 2006, the change in useful life estimates will decrease depreciation expense by approximately $2,745 from that amount which would have been recorded if there had been no change in the estimated useful life of these assets effective October 1, 2005. The lower impact on depreciation expense for the full year 2006 period as compared to the impact on the first six months of 2006 is due to the fact that the second half of 2006 will now contain depreciation expense associated with these assets whereas using the original useful life would have resulted in these assets becoming fully depreciated in the second quarter of 2006. The change in useful life estimates was made for only those assets that were in service as of October 1, 2005.

In addition, we changed our useful life estimates for poles from 14.5 years to 45 years. This change was predicated upon a study conducted by our outside plant engineering group utilizing detailed records of the original installation dates of the approximate 30,000 poles in our ILEC network. As of October 1, 2005, the effective date of the change in useful life estimate, the gross carrying amount of our pole assets was $8,738 and the net book value of our pole assets was $1,154. The change in useful life estimate was made for both the existing pole assets as of October 1, 2005 as well as for future additions. The change in the useful life estimate for this class of assets beginning October 1, 2005 decreased quarterly and annual depreciation expense by approximately $102 and $408, respectively, on a static basis.

In total, these changes in accounting estimates had the impact of decreasing our quarterly depreciation expense by approximately $1,955 and $1,536 for the first and second quarters of 2006, respectively, on a static basis. A $1,955 and $1,536 decrease in depreciation expense has the after tax effect of increasing quarterly consolidated net income by $1,144, or $.08 per share, and $899, or $.06 per share, respectively. For full year 2006, we expect that these changes in accounting estimates will have the impact of decreasing our depreciation expense by $3,153 from that amount which would have otherwise been recorded. A $3,153 decrease in depreciation expense has the after tax effect of increasing annual consolidated net income by $1,845, or $.12 per share.

While this reassessment of the useful lives of these assets, and the resulting extension of the period of years over which they will be depreciated, have decreased our depreciation expenses for the latter part of 2005 and first six months 2006, it also means that the latter part of 2006 and the years 2007 through 2010 will include costs for depreciating these assets, which would not have been costs during those future periods if the assets’ useful lives had not been re-measured because certain of these asset classes would have become fully depreciated during 2006.

(7) Rural Telephone Bank Stock Redemption

On January 30, 2006, North Pittsburgh executed a Stock Redemption Agreement between the Rural Telephone Bank (RTB) and North Pittsburgh. The RTB had decided to liquidate and dissolve, and the redemption of the RTB stock was a required part of that liquidation.

North Pittsburgh owned $19,622 in par value of RTB stock, with $19,572 of the par value in the form of RTB Class C stock and $50 in the form of RTB Class B stock. The $19,622 of par value consisted of $1,519 expended by North Pittsburgh between 1978 and 1982 to purchase Class B stock pursuant to the terms of North Pittsburgh’s loan agreement with the RTB that required North Pittsburgh to purchase Class B stock in the amount equal to five percent of the RTB loans advanced to North Pittsburgh, and Class B stock with an aggregate par value of $18,103 received as dividends since the original purchases. Because RTB Class B stock could be held only by eligible RTB borrowers, because of the corresponding lack of a market for the stock and because the underlying valuation of the stock was in question, for accounting purposes North Pittsburgh’s original expenditures for RTB stock were treated as debt issuance costs, which were to be amortized over the life of the loans. Upon North Pittsburgh’s prepayment of its remaining loans outstanding to the RTB in December of 2002, the remaining $510 of unamortized costs associated with the RTB stock was written-off. Consequently, there was no original basis in the RTB stock remaining on our consolidated financial statements at the time of redemption.

In February of 2003, North Pittsburgh converted the majority of its RTB Class B stock into RTB Class C stock; unlike the Class B stock, RTB Class C stock was eligible for cash dividends. North Pittsburgh received cash dividends of $1,123, $1,160 and $601 on its RTB Class C stock in 2005, 2004 and 2003, respectively.

On April 11, 2006, North Pittsburgh received its payment of $19,622 for the redemption of its RTB stock. Certain questions have arisen as to whether some of the proceeds from the RTB stock redemptions are subject to regulatory recapture, with one state utility commission (to whose regulation North Pittsburgh is not subject) in particular investigating the matter. With respect to the intrastate jurisdiction, our North Pittsburgh subsidiary is no longer regulated as a rate of return carrier. Even when, in the past, our North Pittsburgh subsidiary was regulated as a rate of return carrier, it appears that the revenue requirement associated with North Pittsburgh’s original investment in the RTB stock was never included in North Pittsburgh’s regulated rates because North Pittsburgh apparently never filed for an increase in intrastate rates based on a return on investment calculation after North Pittsburgh made its original investment in RTB stock. To the best of our knowledge, the Pennsylvania Public Utility Commission (PA PUC) is not currently investigating whether any proceeds from the RTB stock redemption are subject to regulatory recapture. With respect to the interstate jurisdiction, based on a review of a recent National Exchange Carrier Association (NECA) position paper which described NECA’s interpretation of the regulatory reporting and treatment of the RTB dissolution, it appears that there would not be any form of regulatory recapture in connection with the redemption of North Pittsburgh’s RTB stock. To the best of our knowledge, NECA employed the accounting treatment described in its position paper in its interstate tariff filing (in which North Pittsburgh, as a NECA average schedule company, participates) for the period July 1, 2006 through June 30, 2007. The Federal Communications Commission (FCC) has approved that tariff with no adjustments to the NECA filed RTB treatment. Based on the foregoing, we believe that the likelihood of any type of regulatory recapture of North Pittsburgh’s proceeds from the RTB stock redemption is low, and we have therefore recognized a gain in the amount of the total proceeds ($19,622) North Pittsburgh received for its RTB stock.

(8) Special Dividend

On April 20, 2006, our Board of Directors declared a special 100th anniversary common stock dividend of $1.00 per share, which was paid on May 15, 2006 to shareholders of record on May 1, 2006. The $1.00 per share amounted to an aggregate cash distribution of $15,005.

(9) Accounting Changes and Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 will be effective for the Company beginning January 1, 2007. We are currently evaluating the impact, if any, this interpretation will have on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The effective date of the new standard for the Company’s consolidated financial statements was January 1, 2006. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. Currently, the Company does not provide share-based compensation plans to any of its employees and the adoption of SFAS No. 123(R) had no impact on the Company’s consolidated financial statements.

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

North Pittsburgh Telephone Company

North Pittsburgh, our ILEC, was founded in 1906 and operates in an approximately 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. We provide service to approximately 68,150 business and residential access lines in our ILEC territory. Over the past decade, our ILEC territory has experienced very robust population growth due to the continued expansion of suburban communities into our serving area, with the southernmost point of our territory only 12 miles from the City of Pittsburgh. According to the most recent census, the population in our ILEC service territory grew 14.3% from 1990 to 2000. Although no formal census has been published since 2000, business activity and new housing starts have remained robust in our territory over the last several years and census estimates, which are published on a yearly basis, continue to show population growth in our territory.

We operate a 100% digital switching network, comprised of nine central offices and 85 CSAs. The core of the network consists of two main host switches, a Nortel DMS 500 and a Nortel DMS 100. The current CSA architecture, in which nearly all loop lengths are kept to 12,000 feet or less, has enabled us to provide digital subscriber line (DSL) service to over 99% of our access lines. In addition, we have deployed fiber optic cable extensively throughout the network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links as well as the majority of business parks within our ILEC serving area. We believe that these investments, which serve as the core of our network infrastructure, along with our current capital expenditure program that builds fiber deeper into our network, will enable us to offer products and services that will satisfy the growing customer demand for broadband and multi-megabit services, which we believe is a key factor for our future success.

Penn Telecom

Penn Telecom furnishes telecommunication and broadband services south of North Pittsburgh’s territory to customers in Pittsburgh and its surrounding suburbs as well as north of North Pittsburgh’s territory in the City of Butler and its surrounding areas. Verizon is the ILEC in the Pittsburgh area, while Embarq (formerly Sprint) is the ILEC in the City of Butler and its surrounding areas. Our CLEC operation follows a true “edge-out” strategy, in which it has leveraged North Pittsburgh’s network, human capital skills and reputation in the surrounding markets.

We operate an extensive SONET optical network with over 300 route miles of fiber optic facilities in the Pittsburgh metropolitan market. We have physical collocation in 27 Verizon central offices and one Embarq central office and primarily serve our customers using unbundled network element (UNE) loops. Twenty-seven of these collocations are connected to our SONET using a combination of leased and owned fiber optic facilities. We have also deployed a next-generation switching system to support our Integrated Services Digital Network (ISDN) primary rate interface (PRI) service, achieving significant cost reductions over traditional switching systems. In the Pittsburgh market, a carrier hotel that we operate serves as the hub for the fiber optic network. In addition, we also offer space in the carrier hotel to ISPs, IXCs, other CLECs and other customers who need a carrier-class location to house voice and data equipment as well as gain access to a number of networks, including ours. In the City of Butler, we have overbuilt a portion of the Embarq distribution plant in the central business district and continue to expand these facilities as we increase our penetration of the Butler area business market.

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

As of June 30, 2006, Penn Telecom served 41,865 dial tone access lines and 21,430 access line equivalents1, for a grand total of 63,295 equivalent access lines2.

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

many of the competitive portions of the 1996 Act in order to allow state regulators sufficient time to examine the public policy implications of allowing competition in rural areas and, if deemed in the public interest, to allow smaller companies to gradually prepare for competition and to restructure rates. Although we still maintain in our ILEC territory some of the regulatory protections against non-facilities based competition, we expect that over time these protections will be reduced or eliminated entirely.

While the 1996 Act has placed a higher degree of uncertainty on our future revenue streams and margins in our ILEC territory, it has given us the opportunity to selectively expand outside of that territory by taking advantage of the pro-competitive aspects of the 1996 Act. We have pursued a CLEC edge-out strategy into Pittsburgh and its surrounding communities as well as into the City of Butler and its surrounding areas, leveraging the network, human capital skills and solid reputation of our traditional ILEC business.

The 1996 Act deals primarily with regulations concerning intra-modal competition—that is, competition among traditional wireline companies. At the same time, however, we have begun to experience a great deal of inter-modal competition from wireless carriers and cable companies. We view these facilities based competitors to be the most formidable, as these companies totally bypass our existing networks.

Highlights and Outlook

Net income for the six-month period ended June 30, 2006 was $21,984, or $1.47 per share, as compared to $11,148, or $.74 per share, for the comparable prior year period. Significant items that were not routine in nature impacted both periods. As discussed in more detail in Note 7 to the Condensed Consolidated Financial Statements included in this Form 10-Q, our North Pittsburgh subsidiary received its redemption payment of $19,622 from the RTB during the second quarter of 2006. We recognized a gain in the full amount of the proceeds, which, on an after tax basis, contributed $11,479 to the net income recorded for the six-month period ended June 30, 2006. With respect to the prior year comparable period, the second quarter of 2005 was favorably impacted by a settlement agreement reached with a carrier. The $2,404 settlement, which covered the exchange of traffic between North Pittsburgh and the carrier over a multi-year period of time, resulted in a $1,604 increase in revenues and an $800 decrease in operating expenses. On an after tax basis, the settlement contributed $1,406 to the net income recorded for the six-month period ended June 30, 2005. Although settlements with carriers in the telecommunications industry in general, and for us specifically, are not unusual due to the byzantine nature of intercarrier compensation rules and regulations, many of which are based on pre-competitive and pre-Internet Protocol (IP) based models and principles, the 2005 settlement referred to above, which covered the exchange of traffic over a number of years, was unusually large compared to our history of other such settlements.

Operating revenues for the six-month period ended June 30, 2006 decreased $3,517, or 6.3%, from the prior year comparable period. The impact from the aforementioned carrier settlement that occurred in the prior year second quarter contributed $1,604 to this decrease. Revenues from all other sources decreased $1,913 in the six-month period ended June 30, 2006 over the prior year comparable period. This decrease in revenues was partially attributable to a decline in revenue generated from PRI services provisioned to ISPs in our edge-out markets and the associated local reciprocal compensation access revenues we earn from terminating the PRI traffic. The consolidation of our ISP customer base, which has led to the elimination of redundant and excess facilities, the general decline in the dial-up Internet market and the migration of some ISP customers to managed host providers have led to the decline in data PRIs and their associated minutes of use (MOUs). Revenues from PRI circuits and the associated local reciprocal compensation revenues decreased by $573 in the first six months of 2006 as compared to the prior year comparable period. We expect this trend to continue for comparative purposes of 2006 over 2005 revenues. However, due to the fact that the number of our data PRI’s has decreased from 297 circuits at the beginning of 2005 to 56 circuits at June 30, 2006, we do not expect to experience the same magnitude of a revenue impact from the potential loss of these remaining circuits on a future sequential quarterly basis because our exposure has become much more limited.

Revenues have also been negatively affected by an increase in competition experienced in our ILEC territory, as the two main cable companies whose coverage overlaps the majority of our ILEC territory launched their own proprietary voice services in the beginning of 2006. Over the twelve-month period ended June 30, 2006, there was a 3,315 access line decrease in our ILEC market; 2,266 of those lines were lost in the first six months of 2006. Our access line loss rate thus has approximately doubled since the competitive offerings by the cable companies were introduced. Our addition of 2,605 access lines in our CLEC edge-out markets over the twelve-month period ended June 30, 2006 was not enough to offset the loss of access lines in our ILEC market, resulting in a $62 decrease in local dial tone revenues for the six-month period ended June 30, 2006 as compared to the prior year comparable period. The effect of competition, however, has been more pronounced on our toll revenues, as we have experienced a $364 decrease in such revenues for the six-month period ended June 30, 2006 over the prior year comparable period. We have been aggressive in promoting newer calling plans with either unlimited or flat rate toll at different tiered MOU levels in order to match competitive offerings. By doing so, we have actually been very successful in winning customers in our ILEC territory from the traditional IXCs, although this is detrimental in the short-term to our originating access revenues. In addition, we have been aggressive in marketing these newer plans to our existing toll customers, who may have been on higher rated calling plans in an effort to have them proactively switch to our newer calling plans. As a result of the combination of winning toll customers away from the traditional IXCs and the conversion of existing customers on higher rated plans, we have experienced an approximate 9,300 subscriber line increase to our unlimited packaged plan, 1000 anytime minutes plan and 250 anytime minutes plan in our ILEC territory. These plans, however, have been aggressively priced to compete with those plans marketed by other competitors, such as wireless carriers, VoIP providers and the two main cable companies in our ILEC territory. For instance, a year ago we charged over $55.00 on average for the individual services that now comprise our unlimited calling plan (local dial tone, toll and enhanced features). Today, we have priced our unlimited calling plan at $39.95, with a six-month promotional price of $29.95. Although our proactive approach to signing up customers to these newer priced plans most likely has resulted in an acceleration of our revenue decrease in the short-term, we believe that these customers will have less incentive to switch to one of our competitor’s offerings in the future and that our strategy will ultimately prove beneficial to our long-term results, especially when considering the other revenue sources (such as local dial tone revenues, access revenues and Universal Service Fund (USF) revenues) that we lose if a customer switches to a competitor.

In addition, access revenues have decreased from the prior year comparable period, mostly due to a decrease in overall access MOUs on our network and changes in the composition of those MOUs. Broadband growth has been a bright spot, although the $386 increase in such revenues for the first six-months of 2006 was not enough to offset the impact of the above-mentioned effects of the decreases in PRI related, toll and access revenues.

For the remainder of 2006, we believe that revenues will continue to trail those amounts earned during the comparable 2005 periods due to multiple factors. First, as discussed in more detail in the “Regulatory Environment” section under this Item 2 in this Form 10-Q, we expect that interstate revenues for our ILEC will be negatively impacted by both the normal modifications to the NECA average schedule formulas as well as the structural changes to those formulas that NECA has proposed. Those expected decreases in revenue will be more heavily concentrated in the second half of 2006, as the proposed new average schedule formulas will go into effect July 1, 2006. Second, as noted above, we recently have seen competition intensify in our ILEC market as the two cable companies that overlap the majority of our incumbent market have recently launched and are heavily promoting their proprietary telecommunications offerings. Our ILEC continues to enjoy several forms of regulatory protection regarding non-facilities based competition, and the entry into our market by the cable companies marks the first main thrust of competition from non-wireless service providers, other than the competition we have experienced in the past and continue to experience from facilities based CAPs competing for larger business customers. Finally, as also described above, revenues earned from PRIs provisioned to ISPs in our edge-out markets and the associated local reciprocal compensation access revenues we earn from terminating the PRI traffic will continue to show comparative decreases in 2006 over 2005 due to the loss of PRI circuits that we have experienced.

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

Total operating expenses for the first six months of 2006 decreased $431, or 1.1%, from the prior year comparable period. The decrease was due predominately to a $3,404 decrease in depreciation expense pursuant to changes in the useful life estimates of certain main categories of North Pittsburgh’s telephone plant and equipment during the fourth quarter of 2005. These changes in the estimated useful lives of certain assets and their effects on depreciation expense are described more fully in Note 6 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q. This decrease in depreciation expense was partially offset by a $2,977 increase in network and other operating expenses, although $800 of the comparative increase was due to the prior year period benefiting from the cumulative reduction to operating expenses associated with the aforementioned settlement with a carrier in 2005. We experienced increases in the direct costs associated with the growth in access lines and access line equivalents in our CLEC edge-out markets, such as fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not wholly provision over our own facilities, and increases in fees paid to terminate the increased local, toll and Internet traffic generated by our customer base. In addition, combined labor and benefit expenses increased approximately $625 during the first six months of 2006 over the prior year comparable period and operational support system (OSS) related expenses increased $200, mostly as a result of costs incurred as we work towards the migration to a new billing system at one of our subsidiaries.

For the remainder of 2006, our overall operating expenses will continue to be impacted by the decrease in depreciation expense. 2006 will benefit from using the reduced depreciation levels for the re-evaluated assets of North Pittsburgh for the full year, as compared to only the fourth quarter for 2005. However, we also expect our network and other operating costs in 2006 to continue to increase on a comparative basis over 2005. Although total revenues have declined for the first six months of 2006, network and operating costs increased, mostly due to the lack of a direct correlation between some of our revenues and underlying network and operating expenses. For instance, network and operating expenses can grow disproportionately to our overall access line count. In the event of the loss of an access line in our ILEC territory, there is very little in the form of direct variable costs that are also eliminated as a result of the loss of the line, because the majority of the underlying costs associated with that line are tied to fixed capital investments. However, with the addition of an access line in our CLEC territory, many of which have variable costs in the form of leased facilities from the incumbent, there not only is an increase in ongoing leased facility expense but there also are up-front variable costs such as commission, provisioning and installation expenses associated with that line.

We have benefited from investments made in the last two decades in three wireless partnerships, all of which today are majority owned and operated by Verizon Wireless. Instead of deploying the majority of our investment capital into forming and operating our own wireless business, in which we would have been at a tremendous disadvantage competing in a market dominated by national carriers with billions of dollars in capital resources, we alternatively invested in three wireless partnerships covering Pittsburgh and other portions of Western Pennsylvania. Total equity income recorded from our investments in the wireless partnerships increased $1,215 in the first six months of 2006 over the prior year comparable period.

Our financial condition and balance sheet have continually improved over the last several years through prudent investment strategies and strong cash flows generated from operating activities. Unlike many telecommunication companies that have substantially leveraged their businesses, we have a greater amount of cash and temporary investments on hand ($50,938) than our total debt outstanding ($20,055). Our financial condition gives us the ability to invest in new products and/or opportunities and the flexibility to continue to evaluate ways to create greater shareholder value, whether through our dividend policy, capital investments, stock repurchases or other investment opportunities.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, included in this quarterly report and with our audited financial statements, and notes thereto, included in our 2005 Form 10-K.

Six Months Ended June 30, 2006 and 2005

Net income for the six-month period ended June 30, 2006 was $21,984, or $1.47 per share, compared to net income of $11,148, or $.74 per share, for the comparable prior year period. The increase in net income was attributable to the following factors:

Operating Revenues

For the six-month period ended June 30, 2006 total operating revenues decreased $3,517, or 6.3%, from the comparable period in 2005. This decrease was the result of decreases in local network services revenues of $617 (3.9%), long distance and access services revenues of $2,895 (8.7%) and other operating revenues of $20 (0.3%), offset partially by an increase in directory advertising, billing and other services revenues of $15 (2.1%),

Decreases in local network services revenues of $617, or 3.9%, were primarily attributable to the following factors:

•	PRI revenues generated from end-users declined $198 as a result of decreases in data PRIs provisioned in our edge-out markets. In addition, the associated local reciprocal compensation revenues earned from terminating local traffic generated mostly from these PRIs decreased by $375. The consolidation of our ISP customer base, which has led to the elimination of redundant and excess facilities, the general decline in the dial-up Internet market and the migration of some ISP customers to managed host providers have led to the decline in data PRIs and their associated MOUs.

•	Local dial tone revenues decreased $62 as a result of total access lines (including CLEC) decreasing by 710 lines, or 0.6%, from 110,718 access lines as of June 30, 2005 to 110,008 access lines as of June 30, 2006. More specifically, the total decrease was a result of a 3,315 access line decrease in our ILEC market offset partially by a 2,605 access line increase in our edge-out markets.

The decrease in long distance and access services revenues3 of $2,895, or 8.7%, was primarily attributable to the following factors:

•	Access revenues decreased $2,699, primarily due to the following factors:

-	The six-month period ended June 30, 2005 was positively impacted by the aforementioned settlement between North Pittsburgh and a carrier, resulting in a $1,604 increase in terminating access revenues realized over the amount which had been estimated and accrued over a multi-year period.

-	We have experienced a decrease in overall access MOUs on our network. Part of the decrease in revenues derived from billing access MOUs to IXCs is due to our cannibalization of originating access MOUs on our ILEC network as a result of our increased penetration of toll subscribers in our ILEC territory. We have been aggressive in promoting calling plans with either unlimited or flat rate toll at different tiered MOU levels and have won many subscribers from traditional IXCs. Although total access lines in our ILEC market decreased by 3,315 lines over the past twelve months, actual toll MOUs generated by our customers in our ILEC market during the first six months of 2006 increased by approximately 3.1 million MOUs over the prior year comparable period. This results in a shift in revenues received previously in the form of originating access from IXCs to toll revenues received directly from our end-user customers. We estimate that this cannibalization of originating access MOUs accounted for approximately $225 of the decrease in access revenues. Another reason for the decrease in access revenues has been changes in the composition of the types of access traffic. Wireless access traffic has increased, most likely partially at the expense of wireline access traffic. Any shift from wireline to wireless traffic is to the Company’s detriment, because in most cases wireless access rates (which are governed by a different regulatory scheme than wireline traffic) are lower than wireline rates. In addition, with the slight decrease in aggregate access lines really containing two underlying components, an increase in access lines in our CLEC edge-out markets offset by a decrease in access lines in our ILEC market, the overall composition of our access MOUs is also shifting. Access rates in our ILEC market are in most cases higher than the comparable rates in our CLEC market. A loss of ILEC access MOUs therefore has a disproportionately larger impact on the Company’s revenues than a comparable gain in CLEC access MOUs.

-	During the six-month period ended June 30, 2006, adjustments pertaining to prior year periods that have processed through the NECA pool have been higher than experienced over the past several years. As described in more detail in the Critical Accounting Policies section of this Item 2, amounts recognized through the NECA pool are subject to adjustments that may ultimately either increase or decrease the final amount of revenues realized for a given period. We maintain accruals that involve a variety of estimates, many of which are predicated on past experience, in order to anticipate the impact of such adjustments. The uncharacteristically high amount of prior year adjustments processed through the NECA pool during the first six months of 2006 negatively impacted current period revenues by approximately $210.

•	Overall toll revenues decreased $364. We have continued to be successful in bundling toll in our edge-out markets (in which the number of access lines grew by 2,605), with nearly an 83% subscription rate. As mentioned above in the Highlights and Outlook section, we have also been successful in winning customers in our ILEC territory from the traditional IXCs and have been very proactive in an effort to switch our existing toll customers to our newer calling plans. These plans, however, have been aggressively priced to compete with those plans marketed by other competitors, such as wireless carriers, VoIP providers and the two main cable companies in our ILEC territory that have recently launched their own telephone services. Although our proactive approach to signing up customers to these lower priced plans most likely has resulted in an acceleration of our revenue decrease in the short-term, we believe that these customers will have less incentive to switch to one of our competitor’s offerings in the future and that our strategy will ultimately prove beneficial to our long-term results, especially when considering the other revenue sources (such as local dial tone revenues, access revenues and USF) that we lose if a customer switches to a competitor. We do expect, though, that over the short-term our toll revenue will continue to be negatively impacted by our proactive conversion of customers to our newer calling plans and that, over the long-term, pricing pressures on toll will continue to put downward pressure on the average effective revenue per MOU we receive.

[3]	The Company records and allocates into three main components the elements that comprise the long distance and access services revenue category. The first category, access revenues, reflects mainly per MOU sensitive access charges, universal service revenues received by the Company and end-user interstate access line charges assessed on customer bills. The second category, special access, reflects the revenues received from high capacity circuits (primarily DS-1s, DS-3s and OC-3s) that are: 1) provided directly to end-user customers, in both the Company’s ILEC and CLEC territories; 2) provisioned to other telecommunication carriers for connection to their end-user customers; or 3) provisioned for inter-office trunking and transport and are billed under the special access tariff. The third category, toll, represents amounts billed to end-users for metro-area, intraLATA, interLATA and international calls.

partially offset by:

•	Revenues generated from special access circuits increased approximately $168, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold in our ILEC territory. There has been an increase in trunking from wireless carriers and, with continued business growth in our ILEC territory, an increase in special access circuits ordered by large IXCs to corporate accounts.

Although the decrease in other operating revenues of $20, or 0.3%, was minimal for the six-month period ended June 30, 2006, several of the main components of revenue in this category had larger, albeit mostly offsetting, fluctuations as compared to the prior year six-month period. First, there was a $386 increase in DSL and multi-megabit metro Ethernet revenues. Combined DSL lines (both wholesale and retail) sold increased from 13,335 as of June 30, 2005 to 15,120 as of June 30, 2006. Also, our multi-megabit metro Ethernet product, which is currently geared mostly for business applications and can deliver speeds from 1.5 to 100 megabits, has experienced growth. This increase in broadband revenues was partially offset by a $206 decrease in dial-up Internet revenues. Besides the normal attrition experienced in this market as customers convert to higher speed broadband connections, dial-up revenues were also impacted by a price reduction in our most popular plan from $21.95 to $14.95. This price reduction was implemented to help curtail customer churn to competitors’ lower cost dial-up offerings; even at $14.95, dial up customers are profitable. Also partially offsetting the increase in broadband revenues was the fact that the prior year six-month period included $62 in revenues from a fixed wireless trial and included an approximate $130 benefit from the recovery of a previously written-off carrier receivable.

The increase in directory advertising, billing and other services revenues of $15 was not material.

Operating Expenses and Net Operating Income

For the six-month period ended June 30, 2006 total operating expenses decreased $431, or 1.1%, from the comparable period in 2005. The change was the result of decreases in depreciation and amortization expenses of $3,404 (34.8%) and state and local taxes of $4 (0.2%), offset partially by an increase in network and other operating expenses of $2,977 (10.7%).

The decrease in consolidated depreciation and amortization expenses of $3,404, or 34.8%, was predominately the result of changes in the useful life estimates of certain main categories of North Pittsburgh’s telephone plant and equipment. During 2005, North Pittsburgh conducted a comprehensive review of the useful life estimates of certain main categories of its telephone plant and equipment. Pursuant to that review, effective October 1, 2005, North Pittsburgh increased its useful life estimate for telephone poles and assigned a 5.5 year useful life to the remaining net book value of its TDM-related digital electric switching equipment, circuit equipment and central office equipment. The adjustments were made to more closely align the remaining depreciable lives of these assets with their true economic lives (please refer to our additional discussion of this change in accounting estimate in Note 6 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q). These changes in useful life estimates decreased depreciation expense for the six-month period ended June 30, 2006, on a static basis, by $3,491 and were partially offset by the normal growth in our depreciable asset base (gross property, plant and equipment), which grew by 5.1% over the course of the past twelve months.

The decrease in state and local taxes of $4 was not material.

The increase in network and other operating expenses of $2,977, or 10.7%, was primarily due to the following factors:

•	The six-month period ended June 30, 2005 was positively impacted by the aforementioned settlement between North Pittsburgh and a carrier, resulting in a cumulative $800 reduction in traffic termination costs from the amount that had been estimated and accrued over a multi-year period.

•	An approximately $940 increase in direct costs associated with the growth in CLEC access lines and access line equivalents, toll subscribers in both our ILEC and CLEC markets and broadband subscribers across all subsidiaries. Such direct costs include the fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our customer base.

•	A combined labor and benefit expenses increase of approximately $625, or 4.7%, for the six-month period ended June 30, 2006 over the comparable period in 2005. Current benefit expenses were the main contributing factor to the increase, as we experienced increases in medical insurance premiums. Wages were up slightly, as the normal year over year wage increases were partially offset by a small reduction in headcount. Aggregate postretirement benefit expenses, as outlined in more detail in Note 3 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q, remained relatively constant during the first six months of 2006 compared with the first six months of 2005.

•	Total OSS expenses increased approximately $200, mostly as a result of costs incurred in the second quarter of 2006 associated with the migration to a new billing system, with full conversion expected to occur in the fourth quarter of 2006.

Overall, the decrease in total operating revenues of $3,517, coupled with the decrease in total operating expenses of $431, resulted in a $3,086, or 18.9%, decrease in net operating income for the six-month period ended June 30, 2006 over the comparable prior year period. As discussed above, a primary contributing factor to the decrease in net operating income was the $2,404 North Pittsburgh settlement that occurred in the second quarter of 2005. Operating income from all other sources for the six-month period ended June 30, 2006 declined $682, or 4.9%, in relation to the comparable prior year period.

Other Items

Interest expense decreased by $116 for the six-month period ended June 30, 2006 from the comparable prior year period due to the continued scheduled pay-down of our Federal Financing Bank (FFB) notes and capital lease obligation.

Interest income increased by $695 during the six-month period ended June 30, 2006 over the comparable prior year period due to higher average invested cash balances as well as increases in the average interest rate received on our temporary investments. Our average interest rate earned on temporary investments was 4.6% during the first six months of 2006 as compared to 2.6% during the comparable prior year period.

Equity income of affiliated companies increased $1,180 in the six-month period ended June 30, 2006 over the comparable prior year period due mainly to a $1,215 increase in the amount of income generated from the Company’s limited partner interests in three wireless partnerships. These partnerships, all of which are majority owned and operated by Verizon Wireless, have continued to show strong growth in the number of customers and operating results. Aside from customer growth, the results of the partnerships were also positively impacted by a reduction in the net loss experienced on the sale of equipment over the prior year comparable period. The current year period benefited from fewer promotions by the partnerships on phone equipment and a positive increase in accessory sales (which traditionally carry high margins as compared to the loss experienced on most phone sales). Our equity income was favorably impacted by approximately $83 as a result of the reduction in the above-mentioned net loss on equipment sales.

Gain on redemption of investment, which totaled $19,622, reflects the gain recognized in the second quarter of 2006 from the redemption of our North Pittsburgh subsidiary’s RTB stock (as discussed in more detail in Note 7 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q).

The changes in sundry expense (net) were not material.

Three Months Ended June 30, 2006 and 2005

Fluctuations in revenue, operating expenses and other income (expenses) for the three-month period ended June 30, 2006, as compared to the same quarterly period in 2005, were generally attributable to the same reasons discussed in the six-month comparison above, with the exceptions of the following:

Long distance and access services revenues decreased $2,537, or 14.5%, for the three-month period ended June 30, 2006 as compared to the same quarterly period in 2005, in contrast to a six-month year-to-date decrease of $2,895, or 8.7%. The larger percentage decrease for the second quarterly period of 2006 as compared to the six-month year-to-date period was primarily due to the fact that the second quarter of 2005 contained the positive impact of the aforementioned settlement between North Pittsburgh and a carrier, resulting in a $1,604 increase in terminating access revenues realized over that amount which had been estimated and accrued over a multi-year period. In addition, the approximate $210 negative impact on 2006 revenues resulting from the higher adjustments processing through the NECA pool, discussed above, was experienced in the second quarter of 2006.

Other operating revenues decreased $98, or 3.2%, for the three-month period ended June 30, 2006 as compared to the same quarterly period in 2005, in contrast to a six-month year-to-date decrease of $20, or 0.3%. The larger percentage decrease for the second quarterly period of 2006 as compared to the six-month year-to-date period was primarily due to the fact that the second quarter of 2005 included the approximate $130 benefit from the recovery of a previously written-off carrier receivable.

Network and other operating expenses increased $2,107, or 15.5%, for the three-month period ended June 30, 2006 as compared to the same quarterly period in 2005, in contrast to a six-month year-to-date increase of $2,977, or 10.7%. The larger percentage increase for the second quarterly period of 2006 as compared to the six-month year-to-date period was due to the fact that the second quarter of 2005 contained the positive impact of the aforementioned settlement between North Pittsburgh and a carrier, resulting in a cumulative $800 reduction in traffic termination costs from the amount that had been estimated and accrued over a multi-year period. In addition, the approximate $200 increase in 2006 year-to-date OSS expenses, which were mostly associated with the migration activities to a new billing system, primarily was attributable to the second quarter of 2006.

Liquidity and Capital Resources

	June 30, 2006	December 31, 2005
Cash and temporary investments	$50,938	$55,567
Working capital	$45,758	$51,940
Long-term debt (including current maturities)	$20,055	$21,597

Cash and temporary investments were $50,938 at June 30, 2006 as compared to $55,567 at December 31, 2005. The decrease was a result of cash flows used for financing activities exceeding those cash flows provided by operating and investing activities. Cash flows from operating activities from continuing operations were $3,469 for the six-month period ended June 30, 2006, a $11,064 decrease from the comparable prior year period. There were several reasons for this decrease. First, SFAS 95, “Statement of Cash Flows”, prescribes that all income taxes paid be classified as operating cash outflows, regardless of whether the underlying transactions or events which produced the taxable income were operating, investing or financing in nature. Although the $19,622 in cash received by North Pittsburgh in conjunction with the redemption of its RTB stock is classified as cash provided by investing activities, the approximate $3,090 in taxes paid through June 30, 2006 in association with this transaction therefore are classified in operating activities. Over the course of the third and fourth quarters of 2006 and the first quarter of 2007, we will be making approximately $5,050 in aggregate additional tax payments associated with our remaining tax obligation on the gain recognized from the RTB stock redemption. Second, cash flows from operations for the prior year six-month period were positively impacted by the receipt of the $2,404 in cash from the aforementioned North Pittsburgh settlement with a carrier. Third, net operating income decreased $3,086, from $16,345 for the first six months of 2005 to $13,259 for the first six months of 2006. Excluding the impact of the $2,404 prior year settlement that is separately discussed above, net operating income from all other sources decreased $682. However, the current year six-month period benefited from a $3,404 decrease in depreciation and amortization expenses, which are non-cash operating expenses. As such, cash operating income actually decreased over $4,000 from the prior year six-month period. Fourth, scheduled reversals of temporary tax differences (M-1s), most notably depreciation, will have a larger impact on 2006 cash flows as they will produce higher levels of taxable income and therefore higher tax payments. In the instance of depreciation, these reversals of temporary differences between book and tax depreciation are mostly caused by the accelerated methods of tax depreciation available in the earlier years of an asset’s life. These anticipated reversals have been reflected in the estimated tax payments made through June 30, 2006. Finally, discretionary contributions made into the North Pittsburgh Pension Plan during the first six months of 2006 were $200 higher than the comparable prior year period.

Cash flows provided by investing activities were $14,318 for the six-month period ended June 30, 2006, a $17,446 increase from the comparable prior year period. The increase was primarily the result of the $19,622 in proceeds received from the redemption of North Pittsburgh’s RTB stock. There also was a $1,173 increase in distributions received from affiliated companies, with $973 of the increase coming from our wireless partnerships. This increase in distributions was due to an improvement in the income and cash flows generated by the wireless partnerships. In addition, we received a $200 distribution from our investment in Boulevard during the second quarter of 2006. Partially offsetting the above-mentioned factors was a $3,201 increase in expenditures for capital additions. We currently expect a capital expenditures program for 2006 in the range of $14,000 to $15,000, which would represent a $3,500 to $4,500 increase over the prior year. The majority of this increase will be due to a 2006 capital program that includes deploying fiber deeper into our ILEC network, which will permit more advanced data services and broadband based products. In addition, during the first six months of 2006, we upgraded our data infrastructure with the purchase of two new core routers.

We expended $22,688 during the six-month period ended June 30, 2006 for financing activities, which included cash dividends and the scheduled repayments of debt and capital lease obligations. The amount was $15,179 higher than the prior year period, mostly as a result of a $15,305 increase in dividends paid by reason of a $15,005 ($1.00 per share) special dividend paid in the second quarter of 2006 and a $300 increase in regular quarterly dividends paid during the first six months of 2006 over the prior year comparable period. The increase in dividends paid was offset partially by a $126 decrease in capital lease payments.

Temporary excess funds were invested in short-term cash equivalents that provide immediate liquidity for our scheduled cash distribution requirements, such as tax payments, debt principal payments, dividend payments and other predictable cash needs. We expect to continue the investment of such excess funds throughout 2006, which should enable us to meet all short-term obligations.

Working capital levels at June 30, 2006 decreased $6,182 from December 31, 2005, mostly because a portion of the cash flow generated from operations was expended to reduce long-term liabilities. These expenditures consisted primarily of the scheduled payments on the Company’s debt and capital lease obligations and the $2,700 in discretionary Pension Plan contributions made during the first six months of 2006; these payments resulted in a decrease of $4,263 in our long-term liabilities from the amount of such liabilities at December 31, 2005.

The decrease in long-term debt was a result of scheduled principal repayments of $1,542 during the six-month period ended June 30, 2006. We funded 100% of our 2006 year-to-date expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at June 30, 2006 to the FFB under this loan was $20,055, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of June 30, 2006 was $34,764. North Pittsburgh can draw against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of June 30, 2006, North Pittsburgh had approximately $3,201 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $80,412, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or make any other distributions to its shareholder, or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $6,087 of North Pittsburgh’s retained earnings was available for dividends and other distributions to the Registrant as of June 30, 2006. The Registrant has no restrictions on the amount of its retained earnings that are available for dividends and other distributions to its shareholders. However, because of the aforementioned North Pittsburgh restrictions on dividends and distributions, the portion of our consolidated cash and temporary investments available for dividends and other distributions to our shareholders as of June 30, 2006 was $47,601.

North Pittsburgh also has available through June of 2009 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1 1/2%. No borrowings have been taken against the line of credit and there are no commitment fees associated with it.

We expect cash flows provided by operating activities and cash reserves over the next twelve months to be sufficient to service long-term debt and capital lease obligations, to pay dividends and to finance all capital projects. We currently expect a capital expenditure program for 2006 in the range of $14,000 to $15,000, which would represent a $3,500 to $4,500 increase over those amounts expended in 2005. During 2006, we have a capital program that includes deploying fiber deeper into our ILEC network, which will allow for the eventual offering of more advanced data services and broadband based products. Concurrent with the fiber deployment, which most likely will span a two-year period, we also will upgrade our transmission network to a gigabit Ethernet backbone. The dollar amount of our capital expenditure program indicated above assumes that the majority of our purchases of the core of the gigabit Ethernet backbone will occur in the fourth quarter of 2006, although there is a reasonable possibility that any delays in technology development could cause those expenditures to be postponed into 2007. During 2006, we also have upgraded our data infrastructure with the purchase of two new core routers. Finally several million dollars of our capital expenditure program relates to success-based customer additions in our CLEC edge-out markets that require capital and network capacity additions. Any substantial variations from our underlying customer addition projections could cause the related capital expenditures to deviate from those amounts included in our capital expenditure projections. Although we expect to continue to have the necessary cash flows from operations and cash reserves to internally finance 100% of our projected capital expenditures, due to the low cost financing available through the RUS for qualified North Pittsburgh capital expenditures, we may request advancement from the RUS facility in the future.

We refer you to our Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2005 Form 10-K for a disclosure and discussion of our aggregate contractual obligations and purchase commitments as of December 31, 2005. There were no material changes in the specified contractual obligations and purchase commitments during the six-month period ended June 30, 2006. Scheduled payments of $2,107, $663, $168 and $986 were made to reduce the outstanding long-term debt (principal and interest), capital lease, operating lease and operational support system obligations, respectively, during the first six months of 2006.

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

Our North Pittsburgh subsidiary receives a portion of its interstate access revenues from pooling arrangements in which it participates with other telephone companies. Such pools, which are administrated by NECA, are funded by access service charges regulated by the FCC. Revenues earned through these pooling arrangements, which are based on nationwide average costs of the pooling companies applied to certain projected demand quantities, are initially recorded based on estimates and are subject to adjustments that may either increase or decrease the final amount of interstate revenues realized for a given period. Management monitors the activity of the pools and establishes accruals, if deemed necessary, for estimated obligations to the pool. The calculations used to record these revenues are complex and involve a variety of estimates, and it is therefore possible that the ultimate amount realized from the pools could differ materially from our estimates, although historically we have not experienced significant out-of-period adjustments to our annual consolidated revenues as a result of participating in these pools.

Valuation of Accounts Receivable

We review accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, we consider our accounts receivable aging schedules, history of write-offs and relationships with our customers and the overall credit worthiness of our customers.

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

On February 4, 2005, the FCC in response to the Court of Appeals decision released its Order on Remand, setting forth final rules regarding the unbundling obligations of the ILECs. The FCC’s revised UNE rules now state that CLECs are not impaired without unbundled access to the UNE-P combination comprised of Local Switching and UNE Loop, or Shared Transport, Call Related Databases, or Signaling Networks used in connection with Local Switching.

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

In February of 2002, the FCC issued a FNPRM regarding the possible reformation of the system for assessing and recovering USF monies. In that proceeding, the FCC has asked for comment on whether it should assess carrier contributions based on the number and capacity of connections that contributing carriers provide to customers, rather than on the current method, which is based on the interstate revenues they earn. In June of 2006, the FCC released an Order and NPRM in response to the February 2002 FNPRM. In that Order, the FCC made what it characterized as interim modifications to the existing approach for assessing contributions to the federal USF. The key changes to USF funding implemented in the order were to: 1) raise the interim wireless safe harbor interstate percentage from its current 28.5 percent level to 37.1 percent; and 2) establish a USF contribution obligation for providers of interconnected VoIP service. The raising of the wireless safe harbor rate and the assessment of interconnected VoIP providers will have the effect of mitigating any potential impact on the assessment rate of the fund caused by the elimination of contributions to the USF by carriers that have now chosen to no longer offer their wireline broadband services on a common carrier basis as a result of the FCC ‘s August 2005 Wireline Broadband Order. However, the FCC declined to make any further changes in the USF contribution assessment methodology at this time, noting that a consensus approach to fundamental reform has not developed yet and that they will continue to address the challenges of fundamental reform.

Consequently, the proposed changes that were the subject of the February 2002 FCC FNPRM regarding fundamental reform of the USF are still pending and unresolved at this time and we are unable to determine the effect such proposed actions may have on our operations and revenues.

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

In this filing, NECA not only proposed changes to the average schedule formulas based on the normal projected changes in cost and demand for the July 1, 2006 through June 30, 2007 period but also proposed some structural changes to the formulas in order to more closely align average schedule company settlements to the companies’ estimated interstate revenue requirements based on statistical sampling.

In its filing, NECA estimated that settlement rates for all average schedule companies would decrease overall by about 1.7 percent, assuming constant demand; however, the individual impact on each average schedule company would depend on its size and demand characteristics. As a result, some companies with larger study areas, such as North Pittsburgh, would see a significant decrease in settlements, while many companies with smaller study areas would see increases, if the NECA proposals were implemented. The proposed formulas also reflected the trend of reduced access minutes.

Due to the significant decrease in interstate settlements that would be experienced by some companies, the NECA filing also recommended that the FCC consider implementing a two-year phase in of the reduction in settlements resulting from the proposed structural changes in the formulas. The filing included a detailed procedure on how that phase in might be accomplished.

In an Order released May 30, 2006, the FCC approved both the new NECA average schedule settlement formulas and the proposed transition plans that phased in the reduction in settlements over two years.

As a relatively large average schedule company, North Pittsburgh will be affected by these reductions in settlements. North Pittsburgh estimates that the new formulas will cause a reduction of approximately $210 per month (or approximately $2.5 million annually) in its interstate settlements. The estimated $210 per month reduction consists of two elements, an approximate $60 per month decrease related to the normal changes in the year-over-year overall average schedules formulas and an approximate $150 per month decrease related to the proposed structural changes to the formulas. The $60 per month decrease that pertains to the normal changes in the formulas will result in an immediate decrease in settlement revenues effective July 1, 2006. Under the two-year phase in of the reduction in settlements approved by the FCC, the $150 per month decrease related to the proposed structural changes will not be recognized in its entirety immediately; rather, the reduction will be phased in ratably over a twenty-four month period of time.

We continue to monitor whether or not it is advantageous for North Pittsburgh to participate in the NECA pool as an average schedule company or, alternatively, to be a cost company subject to its own individual cost and demand data studies.

Other Federal Regulatory Matters

Since February 2002, the FCC has been considering the possible classification of wireline broadband Internet access as an information service rather than a telecommunications service. On June 27, 2005, the U.S. Supreme Court supported the 2002 FCC decision that said cable broadband Internet service was an information service and therefore free from most telephone rules, including the requirements to lease network access to competitors. In response to the Supreme Court ruling, on August 5, 2005, the FCC adopted an Order that determined that wireline broadband Internet access services are information services and will therefore now be regulated under Title I of the 1996 Act. The FCC also eliminated the requirement that wireline carriers offer the broadband transmission component of Internet access on a stand-alone basis to competitors. The Order allowed a wireline provider the flexibility to offer the transmission component on a common carrier basis, a non-common carrier basis, or some combination of both. The Order also required a one-year transition period during which unaffiliated ISPs would be able to receive the separate transmission component on a grandfathered basis. In addition, the Order required that facilities-based providers of broadband DSL transmission services continue to contribute to the federal USF based on current levels of reported revenues for those services for a 270-day period or until the FCC adopted new USF contribution rules, whichever occurs earlier. The Order became effective on November 16, 2005. As a result of the Order, North Pittsburgh notified the FCC that effective April 1, 2006 North Pittsburgh would begin offering broadband DSL transmission service on a detariffed common carrier basis. This action will have little immediate effect on North Pittsburgh’s provision of its current DSL service offerings, because the FCC Order required a one-year transition period during which North Pittsburgh must continue to offer its current broadband DSL transmission services to ISPs at the same rates, terms and conditions that were in effect when the services were detariffed. In addition, in an Order and NPRM released in June of 2006, the FCC reaffirmed that DSL services such as North Pittsburgh’s that are provided on a common carrier basis, even though detariffed, will continue to be assessed for a contribution to the Federal Universal Service Fund. However, North Pittsburgh anticipates that, as a result of detariffing these services, it will be able to respond more quickly in the competitive broadband market by offering new and innovative broadband DSL transmission services at competitive prices to its customers without being burdened by the tariffing process.

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

On February 25, 2005, North Pittsburgh filed an Amended Alternative Form of Regulation and Network Modernization Plan with the PA PUC pursuant to Act 183. In that filing, in addition to modifying its prior Chapter 30 Plan to comport with the new statute, North Pittsburgh committed to accelerate its deployment of a ubiquitous broadband network throughout its entire service area from the previous commitment date of December 31, 2015 to December 31, 2008. In return for making this commitment, North Pittsburgh will no longer be subject to a productivity offset when calculating the Price Stability Index component of its annual price stability mechanism filing. North Pittsburgh also will not have to contribute to certain new public policy funding obligations that were instituted as part of Act 183. On June 2, 2005, the PA PUC approved North Pittsburgh’s amended plan with no significant changes. As North Pittsburgh is already in the process of updating its broadband infrastructure for general business and competitive purposes, we do not anticipate that the acceleration of our broadband commitment date under our amended Network Modernization Plan will require any material additional amount of capital expenditures from what otherwise is planned to be spent in the normal course of business.

Other State Regulatory Matters

On December 16, 2004, the PA PUC adopted an Order instituting an investigation regarding the intrastate access charges and intraLATA toll rates of rural carriers in Pennsylvania and the effect on those charges and rates if the PA PUC were to reduce disbursements from the Pennsylvania USF to the rural carriers or if it were to broaden the base of contributors to include carriers that do not currently pay into the fund. The proceeding will also address the ramifications of some recent changes to the Pennsylvania Public Utility Code set forth in Act 183 that affect access rate setting for both rural Local Exchange Carriers (LECs) and CLECs. Under the Act 183 changes to the Public Utility Code, the PA PUC may not require a LEC to reduce intrastate access rates except on a revenue neutral basis. The new statute also sets limits on a CLEC’s ability to charge intrastate access rates higher than the rates charged by the ILEC serving the area in which the CLEC is offering service unless such rates are cost justified. The procedures regarding the PA PUC’s implementation of these rate setting limitations will be determined in this access charge and USF proceeding. This proceeding may affect both North Pittsburgh’s and Penn Telecom’s ability to set access charge rates. The proceeding also may affect the amount of funding that North Pittsburgh receives from the Pennsylvania USF and the amounts that North Pittsburgh and Penn Telecom contribute to that fund. A number of parties to the proceeding filed a petition asking that the PA PUC delay any action in regard to the Pennsylvania USF and intrastate access charges until such time as the FCC takes action in regard to intercarrier compensation issues. On August 11, 2005, the PA PUC adopted an Order, which was entered on August 30, 2005, in which it granted a stay of the investigative proceeding for a period not to exceed twelve months, unless further extended by the PA PUC, or until the FCC issues its ruling in its Unified Intercarrier Compensation proceeding, whichever occurs earlier. The stay renders the outcome of this proceeding unknown at this time, and we therefore are unable to determine the impact the proceeding may have on the revenues and costs of North Pittsburgh and Penn Telecom.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 will be effective for the Company beginning January 1, 2007. We are currently evaluating the impact, if any, this interpretation will have on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. The effective date of the new standard for the Company’s consolidated financial statements was January 1, 2006. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. Currently, the Company does not provide share-based compensation plans to any of its employees and the adoption of SFAS No. 123(R) had no impact on the Company’s consolidated financial statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders of the Company was held on May 19, 2006. The only matter voted upon at the Annual Meeting was the election of Directors. The vote tabulation in respect to each nominee to serve as Director until the 2007 Annual Meeting of Shareholders is shown in the following table:

Name	Number of Shares Voted in Favor	Number of Shares Voted Withheld, Abstentions and Broker Non-Votes
Nominees Elected:

Harry R. Brown	11,925,865	1,421,286
Dr. Charles E. Cole	12,653,325	693,826
Frederick J. Crowley	12,659,171	687,980
Allen P. Kimble	11,975,650	1,371,501
Stephen G. Kraskin	11,446,227	1,900,924
David E. Nelsen	13,010,296	336,855
Charles E. Thomas, Jr.	11,894,255	1,452,896

Item 6. Exhibits

(a)	Exhibits Index for Quarterly Reports on Form 10-Q.

Exhibit No.	Subject	Applicability
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

(3)(i)	Articles of Incorporation	Provided in Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and Incorporated Herein by Reference.

(3)(ii)	Amended and Restated By-Laws	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and Incorporated Herein by Reference.

(4)	Instruments defining the rights of security holders including indentures

	(a) Agreement of Reorganization and Plan of Merger	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference.

	(b) Rights Agreement dated as of September 25, 2003	Provided as Exhibit 1 to the Registration of Certain Classes of Securities on Form 8-A filed on October 3, 2003 and Incorporated Herein by Reference.

Exhibit No.	Subject	Applicability
(10)	Material contracts

	(a) Amended and Restated Executive Employment Agreement	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Incorporated Herein by Reference.

	(b) Executive Retention Payment Program Agreement	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

	(c) Extension of Amended and Restated Executive Employment Agreement and Retention Payment Program	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

	(d) 2005 Executive Officers Bonus Plan	Provided in Current Report on Form 8-K filed on August 24, 2005 and Incorporated Herein by Reference.

	(e) Stock Redemption Agreement dated as of November 10, 2005 between North Pittsburgh Telephone Company and The Rural Telephone Bank	Provided in Current Report on Form 8-K filed on February 1, 2006 and Incorporated Herein by Reference.

	(f) 2006 Executive Officers Bonus Plan	Provided in Current Report on Form 8-K filed on April 5, 2006 and Incorporated Herein by Reference.

(11)	Statement re computation of per share earnings	Attached Hereto

(15)	Letter re unaudited interim financial information	Not Applicable

(18)	Letter re change in accounting principles	Not Applicable

(19)	Report furnished to securities holders	Not Applicable

(22)	Published report regarding matters submitted to vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of attorney	Not Applicable

(31(i).1)	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31(i).2)	Certification of Senior Vice President and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.1)	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.2)	Certification of Senior Vice President and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH PITTSBURGH SYSTEMS, INC.
(Registrant)

Date: August 9, 2006	/s/ H. R. Brown
H. R. Brown, President and Chief Executive Officer

Date: August 9, 2006	/s/ A. P. Kimble
A. P. Kimble, Senior Vice President and Chief Financial and Accounting Officer