Form 10-Q
period 2006-09-30
NORTH PITTSBURGH SYSTEMS INC
filed 2006-11-09
CIK 764765

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of November 3, 2006 was 15,005,000.

PART I

FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

North Pittsburgh Systems, Inc.:

We have reviewed the condensed consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries (the Company) as of September 30, 2006, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

KPMG LLP

Pittsburgh, Pennsylvania

November 7, 2006

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(Amounts in Thousands – Except Per Share Data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2006	2005	2006	2005
Operating revenues:
Local network services	$7,385	$7,982	$22,499	$23,714
Long distance and access services	14,666	15,899	45,142	49,269
Directory advertising, billing and other services	337	339	1,065	1,053
Other operating revenues	3,020	2,861	9,126	9,000

Total operating revenues	25,408	27,081	77,832	83,036

Operating expenses:
Network and other operating expenses (exclusive of depreciation and amortization shown separately below)	15,764	14,380	46,667	42,318
Depreciation and amortization	3,316	4,926	9,685	14,701
State and local taxes	801	804	2,694	2,701

Total operating expenses	19,881	20,110	59,046	59,720

Net operating income	5,527	6,971	18,786	23,316

Other income (expense), net:
Interest expense	(353)	(405)	(1,069)	(1,239)
Interest income	634	387	1,915	963
Equity income of affiliated companies	2,134	1,676	6,359	4,720
Gain on redemption of investment	—	—	19,622	—
Sundry income (expense), net	(46)	9	(68)	(20)

Total other income (expense), net	2,369	1,667	26,759	4,424

Income from continuing operations before income taxes	7,896	8,638	45,545	27,740

Provision for income taxes	3,304	3,548	18,975	11,405

Income from continuing operations	4,592	5,090	26,570	16,335

Discontinued operations:
Income (loss) from operations of business systems, net of income tax (expense) benefit of $(1), $39, $(6) and $108	3	(55)	9	(152)

Net income	$4,595	$5,035	$26,579	$16,183

Weighted average common shares outstanding	15,005	15,005	15,005	15,005

Basic and diluted earnings per share:
Income from continuing operations	$.31	$.34	$1.77	$1.09
Income (loss) from discontinued operations	—	—	—	(.01)

Net income per share	$.31	$.34	$1.77	$1.08

Dividends per share	$.20	$.19	$1.59	$.56

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) Sept. 30 2006	Dec. 31 2005
ASSETS
Current Assets:
Cash and temporary investments	$49,548	$55,567
Marketable securities available for sale	519	482
Accounts receivable:
Customers, net of allowance for doubtful accounts of $662 and $779, respectively	5,876	5,144
Access services, settlements and other	4,613	5,250
Unbilled revenues	269	572
Note receivable	68	229
Prepaid expenses	1,502	892
Inventories	2,048	1,235
Deferred income taxes	981	1,041
Other current assets	—	288

Total current assets	65,424	70,700

Property, plant and equipment:
Land	475	475
Buildings	15,681	15,095
Equipment	215,921	207,866
Assets held under capital lease	10,498	10,498

	242,575	233,934

Less accumulated depreciation and amortization	172,323	164,143

	70,252	69,791

Construction in progress	5,135	2,912

Total property, plant and equipment, net	75,387	72,703

Investments	14,671	13,726
Intangible assets, net	1,366	682
Other assets	1,277	1,389

Total assets	$158,125	$159,200

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) Sept. 30 2006	Dec. 31 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,085	$3,085
Obligation under capital lease	947	914
Accounts payable	3,483	3,906
Advance billings	2,043	1,745
Dividend payable	3,001	2,851
Other accrued liabilities	3,007	3,281
Federal and state income taxes	3,369	2,978

Total current liabilities	18,935	18,760

Long-term debt	16,198	18,512
Obligation under capital lease	3,035	3,731
Deferred income taxes	5,875	6,141
Accrued pension and postretirement benefits	10,907	11,418
Other liabilities	815	1,121

Total liabilities	55,765	59,683

Shareholders’ equity:
Capital stock: authorized 50,000 shares:
Common stock, par value $0.15625; issued 15,040 shares and outstanding 15,005 shares	2,350	2,350
Preferred stock, par value $1.00; none issued	—	—
Capital in excess of par value	2,215	2,215
Retained earnings	99,350	96,629
Less cost of treasury stock (35 shares)	(508)	(508)
Accumulated other comprehensive loss	(1,047)	(1,169)

Total shareholders’ equity	102,360	99,517

Total liabilities and shareholders’ equity	$158,125	$159,200

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Nine Months Ended September 30
	2006	2005
Cash from operating activities:
Net income	$26,579	$16,183
(Income) loss from discontinued operations	(9)	152

Income from continuing operations	26,570	16,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,685	14,701
Gain on redemption of investment	(19,622)	—
Equity income of affiliated companies	(6,359)	(4,720)
Deferred income taxes	(292)	(1,859)
Changes in assets and liabilities:
Accounts receivable and unbilled revenues	208	557
Inventories	(813)	14
Prepaid expenses and other assets	(498)	(430)
Accounts payable and advance billings	(125)	(2,161)
Other accrued liabilities	(478)	(84)
Accrued pension and postretirement benefits	(888)	(635)
Federal and state income taxes	391	365
Other, net	47	(139)

Total adjustments	(18,744)	5,609

Net cash provided by operating activities from continuing operations	7,826	21,944

Cash provided by (used for) investing activities:
Expenditures for property and equipment	(12,404)	(7,709)
Purchase of customer accounts	(148)	—
Distributions from affiliated companies	5,414	4,032
Proceeds from redemption of investment	19,622	—

Net cash provided by (used for) investing activities from continuing operations	12,484	(3,677)

Cash used for financing activities:
Cash dividends	(23,708)	(8,253)
Payments of capital lease obligation	(663)	(796)
Retirement of debt	(2,314)	(2,314)

Net cash used for financing activities from continuing operations	(26,685)	(11,363)

Cash provided by (used for) continuing operations	(6,375)	6,904

Cash provided by (used for) discontinued operations:
Cash provided by (used for) operating activities from discontinued operations	195	(203)
Cash provided by investing activities from discontinued operations	161	—

Net cash provided by (used for) discontinued operations	356	(203)

Net increase (decrease) in cash and temporary investments	(6,019)	6,701

Cash and temporary investments at beginning of period	55,567	42,569

Cash and temporary investments at end of period	$49,548	$49,270

Supplemental disclosure of cash flow information:
Interest paid	$1,082	$1,278
Income taxes paid	$18,885	$12,835

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2006	2005	2006	2005
Net income	$4,595	$5,035	$26,579	$16,183
Unrealized gain (loss) on marketable securities including reclassification adjustments, net of tax	12	(6)	22	(13)
Minimum pension liability adjustment, net of tax	100	—	100	—

Comprehensive income	$4,707	$5,029	$26,701	$16,170

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

Components of Net Periodic Benefit Cost:

The following tables summarize the components of net periodic benefits cost of pension and other postretirement benefits:

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Service cost	$372	$371	$1,116	$1,113
Interest cost	758	724	2,276	2,172
Expected return on plan assets	(883)	(795)	(2,651)	(2,385)
Amortization of prior service cost	30	35	92	106
Amortization of transition asset	—	(38)	—	(115)
Recognized actuarial loss	98	133	292	399

Net periodic benefit cost	$375	$430	$1,125	$1,290

	Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Service cost	$93	$87	$279	$262
Interest cost	180	168	538	504
Amortization of prior service cost	—	(1)	2	(4)
Recognized actuarial loss	77	55	233	165

Net periodic benefit cost	$350	$309	$1,052	$927

North Pittsburgh also has a nonqualified supplemental pension plan (Restoration Plan) covering former and current employees. The Restoration Plan restores those benefits that are precluded under the North Pittsburgh Pension Plan by Internal Revenue Service (IRS) limits on compensation and benefits applicable to qualified pension plans and by the exclusion of bonus compensation from the Pension Plan’s definition of earnings. Pension expense for the Restoration Plan for the three-month periods ended September 30, 2006 and 2005 was $95 and $63, respectively, and for the nine-month periods ended September 30, 2006 and 2005 was $222 and $189, respectively.

Effective July 1, 2006, the Restoration Plan has been amended to include an adjustment factor into the calculation of a participant’s benefit. The amendment to include the adjustment factor was made to account for an economic differential that existed between the actuarial equivalent of the supplement the participant would receive using the unadjusted methodology prescribed in the Restoration Plan compared to what the participant would have received from the Pension Plan if such IRS limits and exclusion of bonus compensation did not exist. This economic differential existed because of the mandatory single lump sum payment feature in the Restoration Plan (as contrasted with the life annuity payments option available under the Pension Plan) and because of the difference in the tax treatment for participants of certain elements of a payment received from the Restoration Plan as compared to a payment received from the Pension Plan. The amendment increased the Company’s annual pension cost associated with the Restoration Plan by $126.

As a result of the remeasurement of the Restoration Plan necessitated by the amendment of that plan, the Company recorded adjustments to shareholders’ equity (via the “Accumulated other comprehensive loss” line item), intangible assets, and accrued pension and postretirement benefits. Current accounting rules provide that if, at any plan measurement date, the fair value of the plan assets is less than the plan’s accumulated benefit obligation (ABO), the sponsor must establish a liability at least equal to the amount by which the ABO exceeds the fair value of plan assets. The liability must be offset by the recognition of an intangible asset and/or charge against shareholders’ equity.

Pursuant to the remeasurement, the following adjustments to the assets and liabilities of the Restoration Plan were made as of July 1, 2006:

	Balance Prior To Adjustment	Adjustment	Balance After Adjustment
Accrued benefit obligation	$1,123	$377	$1,500
Intangible asset	—	548	548
Deferred income taxes	71	(71)	—
Accumulated other comprehensive loss	100	(100)	—

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

Contributions for the other postretirement benefit plans are made on a pay-as-you-go basis, with total contributions of $585 having been made during the nine-month period ended September 30, 2006. The $585 of contributions for the nine-month period ended September 30, 2006 were in line with the expected annual contributions of $780 disclosed in the Company’s 2005 Form 10-K.

(4) Transactions with Related Parties

Since 1998, we have had an agreement to obtain certain data processing functions from a third party processor (Processor), which is a member of the Armstrong Group of Companies (the Armstrong Group). The Company was related to the Armstrong Group by a common shareholder who directly or beneficially owned more than five percent of the Company’s outstanding common stock. In April 2006, counsel for the Armstrong Group advised representatives of the Company that all shares of NPSI common stock held directly or indirectly by this shareholder had been sold. This shareholder also served on the Company’s Board of Directors for 25 years until the Company’s annual shareholders meeting held on May 20, 2005. Payments to the Processor under this agreement were $547 and $775 for the three-months periods, and $1,908 and $2,331 for the nine-month periods, ended September 30, 2006 and 2005, respectively. Also, we paid $2 and $31 for the three-month periods, and $116 and $175 for the nine-month periods, ended September 30, 2006 and 2005, respectively, to the law firms of two members of the Board of Directors for various legal services. As of September 30, 2006, we had amounts outstanding of $393 and $46 to the Processor and law firms, respectively.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard Communications, LLP (Boulevard), a competitive access provider jointly owned by us and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $6 and $9 for the three-month periods, and $19 and $22 for the nine-month periods, ended September 30, 2006 and 2005, respectively. Total expenses incurred from receiving services from Boulevard were approximately $25 and $41 for the three-month periods, and $88 and $128 for the nine-month periods, ended September 30, 2006 and 2005, respectively. We also provide, in the ordinary course of business, telecommunications and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $27 and $7 for the three-month periods, and $115 and $88 for the nine-month periods, ended September 30, 2006 and 2005, respectively. The amounts outstanding from and/or due to Boulevard and the companies in the Armstrong Group were negligible as of September 30, 2006.

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

The results of operations of business systems have been reported in the financial statements included in this Form 10-Q report as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposals of Long-Lived Assets”. Summarized financial information for discontinued operations for the three and nine-month periods ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Revenues	$—	$451	$—	$1,539
Expenses	—	(545)	—	(1,799)

Net operating loss from discontinued operations	—	(94)	—	(260)
Interest income	4	—	15	—

Income (loss) from discontinued operations before income taxes	4	(94)	15	(260)
Income tax (expense) benefit	(1)	39	(6)	108

Income (loss) from discontinued operations, net of taxes	$3	$(55)	$9	$(152)

The carrying amounts of the assets included as part of the business systems operations at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
Customer accounts receivable	$—	$288
Note receivable	68	229

Total current assets	$68	$517

The customer accounts receivable at December 31, 2005 represent amounts billed by and due to the Company for products sold and services rendered prior to the sale of the business systems operations. The accounts receivable were not assigned as part of the asset purchase agreement. The accounts receivable balance is classified in the “Other current assets” line item of the Company’s Condensed Consolidated Balance Sheets. Installment payments on the promissory note of $34, $71 and $71 were received by the Company in April, June and September of 2006, respectively. The final installment payment of $71 is due December 31, 2006.

(6) Change in Accounting Estimates Affecting Depreciable Lives of Certain Assets

During 2005, we conducted a comprehensive review of the useful life estimates of certain categories of North Pittsburgh’s telephone plant and equipment. The review of North Pittsburgh’s digital electronic switching equipment, circuit equipment and central office assets was concurrent with and as a result of the finalization of our plans for our next generation data network infrastructure. As noted in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part I, Item 2 of this Form 10-Q, we instituted in the beginning of 2006 a capital program that includes deploying fiber deeper into our Incumbent Local Exchange Company (ILEC) network, the upgrade of our transmission network to a gigabit Ethernet core and the eventual deployment of next generation digital subscriber line (DSL) equipment. Whenever we set useful life estimates for depreciation purposes, we first must make estimates as to how long the asset physically can continue to work and provide service. However, especially for assets that are technology driven, we must supplement our useful life analysis by making an assessment as to whether or not the technological useful life of the asset may be shorter than its physical useful life. The technological useful life may indeed be shorter for such reasons as the potential obsolescence of certain aspects of the underlying products and services the equipment is provisioning or, especially concerning infrastructure assets, the potential inoperability with other integrated network elements. Based on our final selection of the design and underlying technological components of our next generation network architecture, we reevaluated the useful life estimates originally made for North Pittsburgh’s existing Time Division Multiplexing (TDM) voice grade equipment, including our core switches, line cards, transport equipment and associated peripherals. We made this reevaluation in light of the fact that we selected for our next generation network a data network architecture that will be able to operate in parallel with our existing TDM based voice infrastructure and in which we will be able to integrate the network elements in an efficient and effective manner. With the composite method of depreciation that our regulated North Pittsburgh subsidiary uses, the assets that comprised digital electronic switching equipment, circuit equipment and central office asset accounts would have become fully depreciated over the course of 2006. Based on a detailed study conducted jointly by our planning department, network engineering department and individuals responsible for maintaining our continuing property records, we concluded that the remaining economic useful lives of these groups of assets was indeed longer than their originally estimated remaining depreciable lives. Based on the study, we concluded that the remaining net book value of these assets, which approximated $5,950 at October 1, 2005 (the effective date of the change in the accounting estimate for their remaining depreciation), should be depreciated over a revised 5.5 year remaining useful life. The original useful life assigned to these asset groups was 9 years. The change in the useful life estimates for these classes of assets decreased our quarterly depreciation expense by approximately $1,853 and $1,434 for the first and second quarters of 2006 respectively, and increased our depreciation expense for the third quarter of 2006 by $271, on a static basis (meaning based on the asset values existing as of October 1, 2005 in the respective asset categories affected by the change). The increase experienced during the third quarter of 2006 from that amount which would have been recorded if there had been no change in the estimated useful life of these assets effective October 1, 2005 is due to the fact that the third quarter of 2006 now contains depreciation expense associated with these assets whereas using the original useful life would have resulted in these assets becoming fully depreciated in the second quarter of 2006. For full year 2006, the change in useful life estimates will decrease depreciation expense by approximately $2,745 from that amount which would have been recorded if there had been no change in the estimated useful life of these assets effective October 1, 2005. The change in useful life estimates was made for only those assets that were in service as of October 1, 2005.

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

In total, these changes in accounting estimates had the impact of decreasing our quarterly depreciation expense by approximately $1,955 and $1,536 for the first and second quarters of 2006, respectively, and of increasing our quarterly depreciation by $169 for the third quarter of 2006, on a static basis. A $1,955 and $1,536 decrease in depreciation expense has the after tax effect of increasing quarterly consolidated net income by $1,144, or $.08 per share, and $899, or $.06 per share, respectively. A $169 increase in depreciation expense has the after tax effect of decreasing quarterly consolidated net income by $99, or $.01 per share. For full year 2006, we expect that these changes in accounting estimates will have the impact of decreasing our depreciation expense by $3,153 from that amount which would have otherwise been recorded. A $3,153 decrease in depreciation expense has the after tax effect of increasing annual consolidated net income by $1,845, or $.12 per share.

While this reassessment of the useful lives of these assets, and the resulting extension of the period of years over which the assets will be depreciated, have decreased our depreciation expenses for the latter part of 2005 and first six months 2006, it also means that the latter part of 2006 and the years 2007 through 2010 will include costs for depreciating these assets, most of which would not have been costs during those future periods if the assets’ useful lives had not been re-measured because certain of these asset classes would have become fully depreciated during 2006.

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

On April 11, 2006, North Pittsburgh received its payment of $19,622 for the redemption of its RTB stock. Certain questions have arisen as to whether some of the proceeds from the RTB stock redemptions are subject to regulatory recapture, with one state utility commission (to whose regulation North Pittsburgh is not subject) in particular investigating the matter. With respect to the intrastate jurisdiction, our North Pittsburgh subsidiary is no longer regulated as a rate of return carrier. Even when, in the past, our North Pittsburgh subsidiary was regulated as a rate of return carrier, it appears that the revenue requirement associated with North Pittsburgh’s original investment in the RTB stock was never included in North Pittsburgh’s regulated rates because North Pittsburgh never filed for an increase in intrastate rates based on a return on investment calculation after North Pittsburgh made its original investment in RTB stock. To the best of our knowledge, the Pennsylvania Public Utility Commission (PA PUC) is not currently investigating whether any proceeds from the RTB stock redemption are subject to regulatory recapture. With respect to the interstate jurisdiction, based on a review of a National Exchange Carrier Association (NECA) position paper which described NECA’s interpretation of the regulatory reporting and treatment of the RTB dissolution, it appears that there would not be any form of regulatory recapture in connection with the redemption of North Pittsburgh’s RTB stock. To the best of our knowledge, NECA employed the accounting treatment described in its position paper in its interstate tariff filing (in which North Pittsburgh, as a NECA average schedule company, participates) for the period July 1, 2006 through June 30, 2007. The Federal Communications Commission (FCC) has approved that tariff with no adjustments to the NECA filed RTB treatment. Based on the foregoing, we believe that the likelihood of any type of regulatory recapture of North Pittsburgh’s proceeds from the RTB stock redemption is low, and we have therefore recognized a gain in the amount of the total proceeds ($19,622) North Pittsburgh received for its RTB stock.

(8) Special Dividend

On April 20, 2006, our Board of Directors declared a special 100th anniversary common stock dividend of $1.00 per share, which was paid on May 15, 2006 to shareholders of record on May 1, 2006. The $1.00 per share amounted to an aggregate cash distribution of $15,005.

(9) Accounting Changes and Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS No. 158). SFAS No. 158 requires recognition of the underfunded or overfunded status of a benefit plan as a liability or asset in the statement of financial position and recognition of changes in the funded status in the year in which the changes occur. Those changes are to be reported in Accumulated other comprehensive income as a separate component of shareholders’ equity. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new recognition and footnote disclosure requirements are effective for fiscal years ending after December 15, 2006 and the new measurement date requirements are effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact SFAS No. 158 will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact, if any, SFAS No. 157 will have on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 will be effective for the Company beginning January 1, 2007. We are currently evaluating the impact, if any, this interpretation will have on the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of SFAS No. 143 and the subsequent accounting interpretation did not have a material effect on the Company’s consolidated financial statements.

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

While the following list of risks and uncertainties is not exhaustive, some factors, in addition to those described or referred to elsewhere throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in or implied by the forward-looking statements are:

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

We also refer you to the section titled “Risk Factors” under Item 1A of our 2005 Form 10-K for additional discussions concerning items which pose risks and uncertainties that could affect our future results. In addition, please refer to the section titled “Regulatory Environment” below in this Part 1, Item 2 in this Form 10-Q for an update of the risks and uncertainties pertaining to the regulatory environment in which we operate.

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

Today, the investments that we have made to develop our Internet related products, to expand our business via our edge-out strategy and to modernize our network for advanced broadband products have provided the majority of our new sources of revenue. The great majority of our revenues is generated based on monthly recurring services and are therefore not subject to large short-term fluctuations.

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

North Pittsburgh Telephone Company

North Pittsburgh, our ILEC, was founded in 1906 and operates in an approximately 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. As of September 30, 2006, we served 66,347 business and residential access lines in our ILEC territory. Over the past decade, our ILEC territory has experienced very robust population growth due to the continued expansion of suburban communities into our serving area, with the southernmost point of our territory only 12 miles from the City of Pittsburgh. Growth in business activity in our ILEC territory has also accompanied the population growth.

As compared to other ILECs, the majority of which serve territories that are very rural, our ILEC benefits from the favorable demographics associated with the population and business growth that has accompanied the continued development of suburban communities north of the City of Pittsburgh. These favorable demographics, however, also put our ILEC in a much more competitive situation than many of its peers due to the fact that our competitors also view these demographics to be an attractive market. The national wireless companies have built robust networks that cover the majority of our ILEC territory. In addition, the two cable companies that overlay the majority of our territory have each launched in 2006 aggressive triple play packages of voice, video and broadband. In general, these cable companies have very modernized networks, a high percentage of homes passed and a high penetration of their video services. CLECs are not a significant competitive factor at the present due to some of the protections still granted to our ILEC as a rural company, but they will more likely than not become a larger competitive force in the future as some of the regulatory barriers to entry will most likely diminish. Even Verizon, which has core properties to the south and west of our ILEC territory, has shown indications of becoming a competitive force as a result of its recent acquisition of MCI, which has CLEC authority in many parts of the state of Pennsylvania, including our ILEC territory.

We operate a 100% digital switching network, comprised of nine central offices and 85 CSAs. The core of the network consists of two main host switches, a Nortel DMS 500 and a Nortel DMS 100. The current CSA architecture, in which nearly all loop lengths are kept to 12,000 feet or less, has enabled us to provide DSL service to over 99% of our access lines. In addition, we have deployed fiber optic cable extensively throughout the network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links as well as the majority of business parks within our ILEC serving area. We believe that these investments, which serve as the core of our network infrastructure, along with our current capital expenditure program that is building fiber deeper into our network, will enable us to offer products and services that will satisfy the growing customer demand for broadband and multi-megabit services, which we believe is a key factor for our future success.

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

Our sales strategy in our edge-out markets has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and healthcare facilities, offering local and long distance voice services as well as broadband services including DSL and multi-megabit metro Ethernet. Our fiber-based network, comprised of multiple rings, enables us to compete against Verizon and other CAPs to offer high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other CLECs. As of September 30, 2006, Penn Telecom served 41,823 dial tone access lines and 21,900 access line equivalents1, for a grand total of 63,723 equivalent access lines2.

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

Industry Dynamics

The overall structure of the telecommunications industry has been rapidly changing. There has been industry consolidation among the largest companies, with the two largest IXCs (AT&T and MCI) being acquired by SBC (newly renamed AT&T) and Verizon, respectively. The new AT&T is also in the process of purchasing BellSouth, which will result in consolidation of both wireline and wireless assets. The wireless sector has also been consolidating, spurred by the Sprint-Nextel combination and the subsequent acquisitions of many of the former Sprint and Nextel independent affiliates. The telecommunications industry is also being greatly impacted by the emergence of new entrants into the market, such as cable companies that are offering triple play packages of voice, video and broadband.

Demand for the traditional voice telecommunications business has also been negatively impacted by the proliferation of wireless services and their one-rate bundled pricing plans that include large (if not unlimited) buckets of minutes, by the popularity of alternative communication technologies such as email and instant messaging and by technological advances such as cable modems and DSL that obviate the need for secondary, and in some cases primary, access lines.

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

Highlights and Outlook

Net income for the nine-month period ended September 30, 2006 was $26,579, or $1.77 per share, as compared to $16,183, or $1.08 per share, for the comparable prior year period. Significant items that were not routine in nature impacted both periods. As discussed in more detail in Note 7 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q, our North Pittsburgh subsidiary received its redemption payment of $19,622 from the RTB during the second quarter of 2006. We recognized a gain in the full amount of the proceeds, which, on an after tax basis, contributed $11,479 to the net income recorded for the nine-month period ended September 30, 2006. With respect to the prior year comparable period, the second quarter of 2005 was favorably impacted by a settlement agreement reached with a carrier. The $2,404 settlement, which covered the exchange of traffic between North Pittsburgh and the carrier over a multi-year period of time, resulted in a $1,604 increase in revenues and an $800 decrease in operating expenses. On an after tax basis, the settlement contributed $1,406 to the net income recorded for the nine-month period ended September 30, 2005. Although settlements with carriers in the telecommunications industry in general, and for us specifically, are not unusual due to the byzantine nature of intercarrier compensation rules and regulations, many of which are based on pre-competitive and pre-Internet Protocol (IP) based models and principles, the 2005 settlement referred to above, which covered the exchange of traffic over a number of years, was unusually large compared to our history of other such settlements.

Operating revenues for the nine-month period ended September 30, 2006 decreased $5,204, or 6.3%, from the prior year comparable period. The impact from the aforementioned carrier settlement that occurred in the prior year second quarter contributed $1,604 to this decrease. Revenues from all other sources decreased $3,600 in the nine-month period ended September 30, 2006 over the prior year comparable period. This decrease in revenues was partially attributable to a decline in revenue generated from PRI services provisioned to ISPs in our edge-out markets and the associated local reciprocal compensation access revenues we earn from terminating the PRI traffic. The consolidation of our ISP customer base, which has led to the elimination of redundant and excess facilities, the general decline in the dial-up Internet market and the migration of some ISP customers to managed host providers have led to the decline in data PRIs and their associated minutes of use (MOUs). Revenues from PRI circuits and the associated local reciprocal compensation revenues decreased by $881 in the first nine months of 2006 as compared to the prior year comparable period. We expect this trend to continue for comparative purposes of 2006 over 2005 revenues. However, due to the fact that the number of our data PRI’s has decreased from 297 circuits at the beginning of 2005 to 52 circuits at September 30, 2006, we do not expect to experience the same magnitude of a revenue impact from the potential loss of these remaining circuits on a future sequential quarterly basis because our exposure has become much more limited.

Revenues have also been negatively affected by an increase in competition experienced in our ILEC territory, as the two main cable companies whose service areas overlap the majority of our ILEC territory launched their own proprietary voice services in the beginning of 2006. Over the twelve-month period ended September 30, 2006, we experienced a 4,656, or 6.6%, access line decrease in our ILEC market. This compares to an access line decrease of 2.6% for the twelve-month period ended September 30, 2005. Our addition of 1,289 access lines in our CLEC edge-out markets over the twelve-month period ended September 30, 2006 was not enough to offset the loss of access lines in our ILEC market, resulting in a $248 decrease in local dial tone revenues for the nine-month period ended September 30, 2006 as compared to the prior year comparable period. The effect of competition, however, has been more pronounced on our toll revenues, as we have experienced a $801 decrease in such revenues for the nine-month period ended September 30, 2006 over the prior year comparable period. We have been aggressive in promoting newer calling plans with either unlimited or flat rate toll at different tiered MOU levels in order to match competitive offerings. By doing so, we have actually been very successful in winning customers in our ILEC territory from the traditional IXCs, although this is detrimental in the short-term to our originating access revenues. In addition, we have been aggressive in marketing these newer plans to our existing toll customers, who may have been on higher rated calling plans, in an effort to have them proactively switch to our newer calling plans. As a result of the combination of winning toll customers away from the traditional IXCs and the conversion of existing customers on higher rated plans, we have experienced an approximate 10,950 subscriber line increase to our unlimited packaged plan, 1000 anytime minutes plan and 250 anytime minutes plan in our ILEC territory. These plans, however, have been aggressively priced to compete with plans marketed by our competitors, such as wireless carriers, VoIP providers and the two main cable companies in our ILEC territory. For instance, a year ago we charged over $55.00 on average for the individual services that now comprise our unlimited calling plan (local dial tone, toll and enhanced features). Today, we have priced our unlimited calling plan at $39.95, with a six-month promotional price of $29.95. Although our proactive approach to signing up customers to these newer priced plans most likely has resulted in an acceleration of our revenue decrease in the short-term, we believe that these customers will have less incentive to switch to one of our competitor’s offerings in the future and that our strategy will ultimately prove beneficial to our long-term results, especially when considering the other revenue sources (such as local dial tone revenues, access revenues and Universal Service Fund (USF) revenues) that we lose if a customer switches to a competitor.

In addition, access revenues have decreased from the prior year comparable period, mostly due to a decrease in overall access MOUs on our network and from a decrease in revenues recognized from the NECA pool in which our ILEC, North Pittsburgh, participates. Broadband growth has been a bright spot, although the $645 increase in such revenues for the first nine-months of 2006 was not enough to offset the impact of the above-mentioned effects of the decreases in PRI related, local dial tone, toll and access revenues.

For the remainder of 2006, we believe that revenues will continue to trail those amounts earned during the comparable 2005 periods due to multiple factors. First, as discussed in more detail in the “Regulatory Environment” section below in this Item 2 in this Form 10-Q, interstate revenues for our ILEC will be negatively impacted by both the normal modifications to the NECA average schedule formulas as well as the structural changes to those formulas that were made with the recent NECA tariff filing. Those decreases in revenue will be more heavily concentrated in the second half of 2006, as the new average schedule formulas went into effect July 1, 2006. Second, as noted above, we recently have seen competition intensify in our ILEC market as the two cable companies that overlap the majority of our incumbent market have recently launched and are heavily promoting their proprietary telecommunications offerings. Our ILEC continues to enjoy several forms of regulatory protection regarding non-facilities based competition, and the entry into our market by the cable companies marks the first main thrust of competition from non-wireless service providers, other than the competition we have experienced in the past and continue to experience from facilities based CAPs competing for larger business customers. We have also begun to experience competition from CLECs, to a lesser extent, as several have recently negotiated interconnection agreements and have begun to offer services to customers within our ILEC’s territory. Finally, as also described above, revenues earned from PRIs provisioned to ISPs in our edge-out markets and the associated local reciprocal compensation access revenues we earn from terminating the PRI traffic will continue to show comparative decreases in 2006 over 2005 due to the loss of PRI circuits that we have experienced.

We expect that new revenue generation will continue to be driven by the addition of new customers in our edge-out markets and by further broadband penetration. In addition, we have seen robust growth in our multi-megabit metro Ethernet product, which we expect will continue throughout the remainder of 2006. We are also focusing to an even greater extent on bundled product offerings, which we anticipate will drive value to our customers and serve as a tool for retention of our existing customer base. We are also in the process of trialing a business grade VoIP product, which we anticipate will enable us to further penetrate our existing edge-out markets as well as allow us to expand into adjacent new markets that previously were less attractive from a full facilities based edge-out approach. We expect to launch this business grade VoIP product on a commercial basis in the first quarter of 2007.

Total operating expenses for the first nine months of 2006 decreased $674, or 1.1%, from the prior year comparable period. The decrease was due predominately to a $5,016 decrease in depreciation expense pursuant to changes in the useful life estimates of certain main categories of North Pittsburgh’s telephone plant and equipment during the fourth quarter of 2005. These changes in the estimated useful lives of certain assets and their effects on depreciation expense are described more fully in Note 6 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q. This decrease in depreciation expense was partially offset by a $4,349 increase in network and other operating expenses, although $800 of the comparative increase was due to the prior year period benefiting from the cumulative reduction to operating expenses associated with the aforementioned settlement with a carrier in 2005. We experienced increases in the direct costs associated with the growth in access lines and access line equivalents in our CLEC edge-out markets, such as fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not wholly provision over our own facilities, and increases in fees paid to terminate the increased local, toll and Internet traffic generated by our customer base. In addition, combined labor and benefit expenses increased approximately $990 during the first nine months of 2006 over the prior year comparable period and operational support system (OSS) related expenses increased $290, mostly as a result of costs incurred during the second and third quarters of 2006 associated with the migration to a new billing system at one of our subsidiaries.

For the remainder of 2006, our overall operating expenses will no longer be favorably impacted by the aforementioned decrease in depreciation expense, as the change in useful life estimates was effective October 1, 2005; as such, the fourth quarter of 2005 benefited from using the reduced depreciation levels for the re-evaluated assets of North Pittsburgh. We expect our network and other operating costs for the remainder of 2006 to continue to increase on a comparative basis over 2005. Although total revenues have declined for the first nine months of 2006, network and operating costs increased, mostly due to the lack of a direct correlation between some of our revenues and underlying network and operating expenses. For instance, network and operating expenses can grow disproportionately to changes in our overall access line count. In the event of the loss of an access line in our ILEC territory, there is very little in the form of direct variable costs that are eliminated as a result of the loss of the line, because the majority of the underlying costs associated with that line are tied to fixed capital investments. However, with the addition of an access line in our CLEC territory, many of which have variable costs in the form of leased facilities from the incumbent, there not only may be an increase in ongoing leased facility expense but there also are up-front variable costs such as commission, provisioning and installation expenses associated with that line.

We have benefited from investments we made in the last two decades in three wireless partnerships, all of which today are majority owned and operated by Verizon Wireless. Instead of deploying the majority of our investment capital into forming and operating our own wireless business, in which we would have been at a tremendous disadvantage competing in a market dominated by national carriers with billions of dollars in capital resources, we alternatively invested in three wireless partnerships covering Pittsburgh and other portions of Western Pennsylvania. Total equity income recorded from our investments in the wireless partnerships increased $1,713 in the first nine months of 2006 over the prior year comparable period.

Our financial condition and balance sheet have continually improved over the last several years through prudent investment strategies and strong cash flows generated from operating activities. Unlike many telecommunication companies that have substantially leveraged their businesses, we have a greater amount of cash and temporary investments on hand ($49,548) than our total debt outstanding ($19,283). Our financial condition gives us the ability to invest in new products and/or opportunities and the flexibility to continue to evaluate ways to create greater shareholder value, whether through our dividend policy, capital investments, stock repurchases or other investment opportunities.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, included in this quarterly report and with our audited financial statements, and notes thereto, included in our 2005 Form 10-K.

Nine Months Ended September 30, 2006 and 2005

Net income for the nine-month period ended September 30, 2006 was $26,579, or $1.77 per share, compared to net income of $16,183, or $1.08 per share, for the comparable prior year period. The increase in net income was attributable to the following factors:

Operating Revenues

For the nine-month period ended September 30, 2006 total operating revenues decreased $5,204, or 6.3%, from the comparable period in 2005. This decrease was the result of decreases in local network services revenues of $1,215 (5.1%) and long distance and access services revenues of $4,127 (8.4%), offset partially by an increase in directory advertising, billing and other services revenues of $12 (1.1%) and other operating revenues of $126 (1.4%).

Decreases in local network services revenues of $1,215, or 5.1%, were primarily attributable to the following factors:

•	PRI revenues generated from end-users declined $336 as a result of decreases in data PRIs provisioned in our edge-out markets. In addition, the associated local reciprocal compensation revenues earned from terminating local traffic generated mostly from these PRIs decreased by $545. The consolidation of our ISP customer base, which has led to the elimination of redundant and excess facilities, the general decline in the dial-up Internet market and the migration of some ISP customers to managed host providers have led to the decline in data PRIs and their associated MOUs.

•	Local dial tone revenues decreased $248 as a result of total access lines (including CLEC) decreasing by 3,367 lines, or 3.0%, from 111,537 access lines as of September 30, 2005 to 108,170 access lines as of September 30, 2006. More specifically, the total decrease was a result of a 4,656 access line decrease in our ILEC market offset partially by a 1,289 access line increase in our edge-out markets.

The decrease in long distance and access services revenues3 of $4,127, or 8.4%, was primarily attributable to the following factors:

•	Access revenues decreased $3,713, primarily due to the following factors:

-	The nine-month period ended September 30, 2005 was positively impacted by the aforementioned settlement between North Pittsburgh and a carrier, resulting in a $1,604 increase in terminating access revenues realized over the amount which had been estimated and accrued over a multi-year period.

-	We have experienced a decrease in overall access MOUs on our network. Part of the decrease in revenues derived from billing access MOUs to IXCs is due to our cannibalization of originating access MOUs on our ILEC network as a result of our increased penetration of toll subscribers in our ILEC territory. We have been aggressive in promoting calling plans with either unlimited or flat rate toll at different tiered MOU levels and have won many subscribers from traditional IXCs. Although total access lines in our ILEC market decreased by 4,656 lines over the past twelve months, actual toll MOUs generated by our customers in our ILEC market during the first nine months of 2006 increased by approximately 7.3 million MOUs over the prior year comparable period. This results in a shift in revenues received previously in the form of originating access from IXCs to toll revenues received directly from our end-user customers. We estimate that this cannibalization of originating access MOUs accounted for approximately $400 of the decrease in access revenues. Absent this cannibalization, access MOUs have decreased by approximately 7%, which is commensurate with the overall 3% decrease in aggregate access lines experienced over the last twelve months in combination with the industry-wide shifting of wireline telephony voice MOUs to wireless and alternative communication technologies such as email, instant messaging and VoIP.

-	During the nine-month period ended September 30, 2006, several items have impacted North Pittsburgh’s interstate access revenues recognized from the NECA pool. First, as described in more detail in the “Regulatory Environment” section below in this Item 2 in this Form 10-Q, interstate revenues for North Pittsburgh were negatively impacted by both the normal modifications to the NECA average schedule formulas as well as the structural changes to those formulas that were effective July 1, 2006. These revenues for the third quarter of 2006 decreased by approximately $200 as a result of the new average schedule formulas. Second, average schedule formulas are driven by demand data, the most important of which are access lines and interstate access MOUs. In conjunction with the access line and interstate access MOU decreases experienced by

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

North Pittsburgh, its revenue requirement from the NECA average schedules has decreased by approximately $400 for the first nine months of 2006 as compared to the prior year comparable period, on a static basis (meaning keeping the average schedule formulas constant with those respective formulas in effect during the nine-month period ended September 30, 2005; as such, this $400 decrease is related solely to demand data and is exclusive of the $200 decrease attributable to the change in the average schedule formulas discussed above). Third, adjustments pertaining to prior year periods that have processed through the NECA pool have been higher than experienced over the past several years. As described in more detail in the Critical Accounting Policies section of this Item 2, amounts recognized through the NECA pool are subject to adjustments that may ultimately either increase or decrease the final amount of revenues realized for a given period. We maintain accruals that involve a variety of estimates, many of which are predicated on past experience, in order to anticipate the impact of such adjustments. The uncharacteristically high amount of prior year adjustments processed through the NECA pool during the first nine months of 2006 negatively impacted current period revenues by approximately $200.

•	Overall toll revenues decreased $801. We have continued to be successful in bundling toll in our edge-out markets (in which the number of access lines grew by 1,289), with a current 86% subscription rate, which has increased from a 78% subscription rate as of September 30, 2005. As mentioned above in the Highlights and Outlook section, we have also been successful in winning customers in our ILEC territory from the traditional IXCs and have been very proactive in an effort to switch our existing toll customers to our newer calling plans. These plans, however, have been aggressively priced to compete with plans marketed by our competitors, such as wireless carriers, VoIP providers and the two main cable companies in our ILEC territory that have recently launched their own telephone services. Although our proactive approach to signing up customers to these lower priced plans most likely has resulted in an acceleration of our revenue decrease in the short-term, we believe that these customers will have less incentive to switch to one of our competitor’s offerings in the future and that our strategy will ultimately prove beneficial to our long-term results, especially when considering the other revenue sources (such as local dial tone revenues, access revenues and USF revenues) that we lose if a customer switches to a competitor. We do expect, though, that over the short-term our toll revenue will continue to be negatively impacted by our proactive conversion of customers to our newer calling plans and that, over the long-term, pricing pressures on toll will continue to put downward pressure on the average effective revenue per MOU we receive.

partially offset by:

•	Revenues generated from special access circuits increased approximately $387, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold in our ILEC territory. There has been an increase in trunking from wireless carriers and, with continued business growth in our ILEC territory, an increase in special access circuits ordered by large IXCs for corporate accounts.

The increase in directory advertising, billing and other services revenues of $12 was not material.

The increase in other operating revenues of $126, or 1.4%, was primarily attributable to a $645 increase in broadband revenues from DSL, multi-megabit metro Ethernet and other high capacity broadband circuits. Combined DSL lines (both wholesale and retail) sold increased from 13,687 as of September 30, 2005 to 15,389 as of September 30, 2006. Also, our multi-megabit metro Ethernet product, which is currently geared mostly for business applications and can deliver speeds from 1.5 to 100 megabits, has experienced growth. This increase in broadband revenues was partially offset by a $277 decrease in dial-up Internet revenues. Besides the normal attrition experienced in this market as customers convert to higher speed broadband connections, dial-up revenues were also impacted by a price reduction in our most popular plan from $21.95 to $14.95. This price reduction was implemented to help curtail customer churn to competitors’ lower cost dial-up offerings; even at $14.95, dial up customers are profitable. Also partially offsetting the increase in broadband revenues was the fact that the prior year nine-month period included $79 in revenues from a fixed wireless trial and an approximate $130 benefit from the recovery of a previously written-off carrier receivable.

Operating Expenses and Net Operating Income

For the nine-month period ended September 30, 2006 total operating expenses decreased $674, or 1.1%, from the comparable period in 2005. The change was the result of decreases in depreciation and amortization expenses of $5,016 (34.1%) and state and local taxes of $7 (0.3%), offset partially by an increase in network and other operating expenses of $4,349 (10.3%).

The decrease in depreciation and amortization expenses of $5,016, or 34.1%, was predominately the result of an approximate $5,865 decrease in depreciation expense associated with North Pittsburgh’s telephone pole assets and its switching, circuit and central office equipment that existed at October 1, 2005. During 2005, North Pittsburgh conducted a comprehensive review of the useful life estimates of certain main categories of its telephone plant and equipment. Pursuant to that review, effective October 1, 2005, North Pittsburgh increased its useful life estimate for telephone poles and assigned a 5.5 year useful life to the remaining net book value of its TDM-related digital electric switching equipment, circuit equipment and central office equipment. The adjustments were made to more closely align the remaining depreciable lives of these assets with their true economic lives (please refer to our additional discussion of this change in accounting estimate in Note 6 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q). The change in useful life estimates resulted in a $1,955 quarterly decrease in depreciation expense associated with these assets commencing in the fourth quarter of 2005. For the nine-month period ended September 30, 2006, depreciation expense related to these assets decreased approximately $5,865 over those amounts recorded in the prior year comparable period. However, as discussed in more detail in Note 6, the change in useful life estimates had the actual impact of decreasing depreciation expense, on a static basis, by only $3,322 during the nine-month period ended September 30, 2006 from that amount which would have been recorded if there had been no change in the estimated useful life of these assets effective October 1, 2005. The $3,322 amount is less than the overall decrease in depreciation for these assets of approximately $5,865 due to the fact that absent the change in the useful life estimates, the switching, circuit and central office related assets would have become fully depreciated during the latter part of the second quarter of 2006. The decrease in depreciation expenses pertaining to these assets was partially offset by the normal growth in our depreciable asset base (gross property, plant and equipment), which grew by 5.0% over the course of the past twelve months.

The decrease in state and local taxes of $7 was not material.

The increase in network and other operating expenses of $4,349, or 10.3%, was primarily due to the following factors:

•	The nine-month period ended September 30, 2005 was positively impacted by the aforementioned settlement between North Pittsburgh and a carrier, resulting in a cumulative $800 reduction in traffic termination costs from the amount that had been estimated and accrued over a multi-year period.

•	An approximately $1,390 increase in direct costs associated with the growth in CLEC access lines and access line equivalents, toll subscribers in both our ILEC and CLEC markets and broadband subscribers across all subsidiaries. Such direct costs include the fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our customer base.

•	A combined labor and benefit expenses increase of approximately $990, or 4.9%, for the nine-month period ended September 30, 2006 over the comparable period in 2005. Current benefit expenses were a contributing factor to the increase, as we experienced increases in medical insurance premiums. Wages were up slightly, as the normal year over year wage increases were partially offset by a small reduction in headcount. Aggregate pension and other postretirement benefit expenses, as described in more detail in Note 3 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q, remained relatively constant during the first nine months of 2006 compared with the first nine months of 2005.

•	Total OSS expenses increased approximately $290, mostly as a result of costs incurred in the second and third quarters of 2006 associated with the migration to a new billing system at one of our subsidiaries. The conversion cut-over was completed in October of 2006; we do expect, however, to continue to incur some level of conversion related expenses during the fourth quarter of 2006.

•	Advertising and promotional expenses increased approximately $110, mostly as a result of higher expenditures in our ILEC territory to address the aggressive advertising campaigns launched by the two main cable companies serving our ILEC territory during 2006 as well as to promote our new calling plans.

•	Professional fees increased approximately $120, mostly as a result of increases in legal and auditing expenses.

Overall, the decrease in total operating revenues of $5,204, coupled with the decrease in total operating expenses of $674, resulted in a $4,530, or 19.4%, decrease in net operating income for the nine-month period ended September 30, 2006 over the comparable prior year period. As discussed above, a contributing factor to the decrease in net operating income was the $2,404 North Pittsburgh settlement with a carrier that occurred in the second quarter of 2005. Operating income from all other sources for the nine-month period ended September 30, 2006 declined $2,126, or 10.2%, in relation to the comparable prior year period.

Other Items

Interest expense decreased by $170 for the nine-month period ended September 30, 2006 from the comparable prior year period due to the continued scheduled pay-down of our Federal Financing Bank (FFB) notes and capital lease obligation.

Interest income increased by $952 during the nine-month period ended September 30, 2006 over the comparable prior year period due to higher average invested cash balances as well as increases in the average interest rate received on our temporary investments. Our average interest rate earned on temporary investments was 4.8% during the first nine months of 2006 as compared to 2.8% during the comparable prior year period.

Equity income of affiliated companies increased $1,639 in the nine-month period ended September 30, 2006 over the comparable prior year period due mainly to a $1,713 increase in the amount of income generated from the Company’s limited partner interests in three wireless partnerships. These partnerships, all of which are majority owned and operated by Verizon Wireless, have continued to show strong growth in the number of customers and operating results. Customer growth for the Pittsburgh Standard Metropolitan Statistical Area (SMSA), Rural Service Area (RSA) 6 I and RSA 6 II partnerships was 11%, 28% and 15%, respectively. Aside from customer growth, the results of the partnerships were also positively impacted by controlling expenses, which resulted in a larger percentage of the partnerships’ respective revenue increases flowing through to margin. For instance, the net loss experienced by the partnerships on the sale of equipment remained virtually flat over the prior year comparable period, despite the aforementioned customer growth. The current year period benefited from fewer promotions by the partnerships on phone equipment, more aggressive enforcement of equipment turnover policies and a positive increase in accessory sales (which traditionally carry high margins as compared to the loss experienced on most phone sales).

Gain on redemption of investment, which totaled $19,622, reflects the gain recognized in the second quarter of 2006 from the redemption of our North Pittsburgh subsidiary’s RTB stock (as discussed in more detail in Note 7 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q).

The changes in sundry expense (net) were not material.

Three Months Ended September 30, 2006 and 2005

Fluctuations in revenue, operating expenses and other income (expenses) for the three-month period ended September 30, 2006, as compared to the same quarterly period in 2005, were generally attributable to the same factors discussed in the nine-month comparison above, with the exceptions of the following:

Other operating revenues increased $159, or 5.6%, for the three-month period ended September 30, 2006 as compared to the same quarterly period in 2005, in contrast to a nine-month year-to-date increase of $126, or 1.4%. The larger percentage increase for the third quarterly period of 2006 as compared to the nine-month year-to-date period was primarily due to the fact that for year-to-date comparison purposes, the second quarter of 2005 included the approximate $130 benefit from the recovery of a previously written-off carrier receivable.

Liquidity and Capital Resources

	September 30 2006	December 31, 2005
Cash and temporary investments	$49,548	$55,567
Working capital	$46,489	$51,940
Long-term debt (including current maturities)	$19,283	$21,597

Cash and temporary investments were $49,548 at September 30, 2006 as compared to $55,567 at December 31, 2005. The decrease was a result of cash flows used for financing activities exceeding those cash flows provided by operating and investing activities. Cash flows from operating activities from continuing operations were $7,826 for the nine-month period ended September 30, 2006, a $14,118 decrease from the comparable prior year period. There were several reasons for this decrease. First, SFAS No. 95, “Statement of Cash Flows”, prescribes that all income taxes paid be classified as operating cash outflows, regardless of whether the underlying transactions or events which produced the taxable income were operating, investing or financing in nature. Although the $19,622 in cash received by North Pittsburgh from the redemption of its RTB stock is classified as cash provided by investing activities, the approximate $4,640 in taxes paid through September 30, 2006 in association with this transaction therefore are classified in operating activities. Over the course of the fourth quarter of 2006 and the first quarter of 2007, we will be making approximately $3,500 in aggregate additional tax payments associated with our remaining tax obligation on the gain recognized from the RTB stock redemption. Second, cash flows from operations for the prior year nine-month period were positively impacted by the receipt of the $2,404 in cash from the aforementioned North Pittsburgh settlement with a carrier, which contributed approximately

$1,840 to the cash flow from operations for the prior year period after the payment of applicable taxes. Third, net operating income decreased $4,530, from $23,316 for the first nine months of 2005 to $18,786 for the first nine months of 2006. Excluding the impact of the $2,404 prior year settlement that is separately discussed above, net operating income from all other sources decreased $2,126. However, the current year nine-month period benefited from a $5,016 decrease in depreciation and amortization expense, which are non-cash operating expenses. As such, cash operating income actually decreased by more than $7,100 from the prior year nine-month period. Finally, discretionary contributions made into the North Pittsburgh Pension Plan during the first nine months of 2006 were $200 higher than the comparable prior year period.

Cash flows provided by investing activities were $12,484 for the nine-month period ended September 30, 2006, a $16,161 increase from the comparable prior year period. The increase was primarily the result of the $19,622 in proceeds received from the redemption of North Pittsburgh’s RTB stock. There also was a $1,382 increase in distributions received from affiliated companies, with $1,430 of the increase coming from our wireless partnerships. This increase in distributions was due to an improvement in the income and cash flows generated by the wireless partnerships. Distributions from our investment in Boulevard, which totaled $200 for the nine-month period ended September 30, 2006, were $48 lower than the $248 in distributions received from Boulevard during the prior year comparable period. Partially offsetting the above-mentioned factors was a $4,695 increase in expenditures for capital additions. We currently expect a capital expenditures program for 2006 in the range of $15,500 to $16,500, which would represent a $5,000 to $6,000 increase over the prior year. The majority of this increase will be due to a 2006 capital program that includes deploying fiber deeper into our ILEC network, which will enable us to provide more advanced data services and broadband based products in our ILEC territory. We also had expenditures of approximately $950 during the third quarter associated with the purchase of some of the equipment for our gigabit Ethernet core transmission backbone that we are in the process of installing in order to handle the expected increased demand for advanced data services and broadband based products. In addition, during the first nine months of 2006, we upgraded our data infrastructure with the purchase of two new core routers. We have increased the projected range of our capital program by $1,500 from the range previously disclosed in our Quarterly Report of Form 10-Q for the quarterly period ended June 30, 2006 due to the acceleration of the fiber build projects.

We expended $26,685 during the nine-month period ended September 30, 2006 for financing activities, which included cash dividends and the scheduled repayments of debt and capital lease obligations. The amount was $15,322 higher than the prior year period, mostly as a result of a $15,455 increase in dividends paid by reason of a $15,005 ($1.00 per share) special dividend paid in the second quarter of 2006 and a $450 increase in regular quarterly dividends paid during the first nine months of 2006 over the prior year comparable period. The increase in dividends paid was offset partially by a $133 decrease in capital lease payments.

Temporary excess funds were invested in short-term cash equivalents that provide immediate liquidity for our scheduled cash distribution requirements, such as tax payments, debt principal payments, dividend payments and other predictable cash needs. We expect to continue the investment of such excess funds throughout 2006, which should enable us to meet all short-term obligations.

Working capital levels at September 30, 2006 decreased $5,451 from December 31, 2005. This decrease was commensurate with the overall $6,019 decrease in cash and temporary investments and was due to the items discussed above and also to the fact that a portion of the cash flow generated from operations was expended to reduce long-term liabilities. These expenditures consisted primarily of the scheduled payments on the Company’s debt and capital lease obligations and the $2,700 in discretionary Pension Plan contributions made during the first nine months of 2006; these payments contributed to a decrease of $4,093 in our long-term liabilities from the amount of such liabilities at December 31, 2005.

The decrease in long-term debt was a result of scheduled principal repayments of $2,314 during the nine-month period ended September 30, 2006. We funded 100% of our 2006 year-to-date expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at September 30, 2006 to the FFB under this loan was $19,283, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of September 30, 2006 was $34,764. North Pittsburgh can draw against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of September 30, 2006, North Pittsburgh had approximately $3,419 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $80,705, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or make any other distributions to its shareholder, or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $6,958 of North Pittsburgh’s retained earnings was available for dividends and other distributions to the Registrant as of September 30, 2006. The Registrant has no restrictions on the amount of its retained earnings that are available for dividends and other distributions to its shareholders. However, because of the aforementioned North Pittsburgh restrictions on dividends and distributions, the portion of our consolidated cash and temporary investments available for dividends and other distributions to our shareholders as of September 30, 2006 was $48,702.

North Pittsburgh also has available through June of 2009 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1-1/2%. No borrowings have been taken against the line of credit and there are no commitment fees associated with it.

We expect cash flows provided by operating activities and cash reserves over the next twelve months to be sufficient to service long-term debt and capital lease obligations, to pay dividends and to finance all capital projects. We currently expect a capital expenditure program for 2006 in the range of $15,500 to $16,500, of which $12,404 has been expended through September 30, 2006. This 2006 program represents a $5,000 to $6,000 increase over those amounts expended in 2005. Our 2006 capital program includes deploying fiber deeper into our ILEC network, which will allow for the eventual offering of more advanced data services and broadband based products in our ILEC territory. Concurrent with the fiber deployment, which most likely will span a two-year period, we are also upgrading our transmission network to a gigabit Ethernet backbone. During 2006, we also have upgraded our data infrastructure with the purchase of two new core routers. Although we have yet to complete our 2007 capital budgeting process, we would not expect at this time any material changes to the overall size of our capital expenditure program in 2007 from those levels expended during 2006. While we expect to continue to have the necessary cash flows from operations and cash reserves to internally finance 100% of our projected capital expenditures, due to the low cost financing available through the RUS for qualified North Pittsburgh capital expenditures, we may request advancement from the RUS facility in the future.

We refer you to our Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2005 Form 10-K for a disclosure and discussion of our aggregate contractual obligations and purchase commitments as of December 31, 2005. There were no material changes in the specified contractual obligations and purchase commitments during the nine-month period ended September 30, 2006. Scheduled payments of $3,160, $995, $251 and $1,478 were made to reduce the outstanding long-term debt (principal and interest), capital lease, operating lease and operational support system obligations, respectively, during the first nine months of 2006.

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

Our North Pittsburgh subsidiary receives a portion of its interstate access revenues from pooling arrangements in which it participates with other telephone companies. Such pools, which are administrated by NECA, are funded by access service charges regulated by the FCC. Revenues earned through these pooling arrangements, which are based on nationwide average costs of the pooling companies applied to certain projected demand quantities, are initially recorded based on estimates and are subject to adjustments that may either increase or decrease the final amount of interstate revenues realized for a given period. Management monitors the activity of the pools and establishes accruals, if deemed necessary, for estimated obligations to the pool. The calculations used to record these revenues are complex and involve a variety of estimates, and it is therefore possible that the ultimate amount realized from the pools could differ materially from our estimates, although historically we usually have not experienced significant out-of-period adjustments to our annual consolidated revenues as a result of participating in these pools.

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

On September 6, 2006, Verizon filed a Petition with the FCC requesting that they forbear from applying a number of regulations to the Verizon operations in six major metropolitan markets, one of which was the Pittsburgh market area. In addition to seeking forbearance from dominant carrier tariffing requirements, price cap regulations, comparably efficient interconnection and open network architecture requirements, Verizon also sought forbearance from applying loop and transport unbundling regulations as Verizon claimed that there was sufficient competition in the Pittsburgh market, which no longer necessitated the application of these rules. Should the FCC approve the Verizon petition for forbearance, our CLEC may no longer be eligible to obtain loops and transport on an unbundled basis and may have to convert all existing unbundled loops and transport it orders from Verizon to an alternative pricing arrangement, presumably at rates close to or equal to retail rates for these services. The effect of the grant of the petition would be to greatly increase our CLEC’s costs to purchase these services. It is believed that a number of parties will file in opposition to this Petition, because it seeks essentially to deconstruct many of the fundamental principles of the 1996 Act passed by Congress.

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

In February of 2002, the FCC issued a FNPRM regarding the possible reformation of the system for assessing and recovering USF monies. In that proceeding, the FCC has asked for comment on whether it should assess carrier contributions based on the number and capacity of connections that contributing carriers provide to customers, rather than on the current method, which is based on the interstate revenues they earn. In June of 2006, the FCC released an Order and NPRM in response to the February 2002 FNPRM. In that Order, the FCC made what it characterized as interim modifications to the existing approach for assessing contributions to the federal USF. The key changes to USF funding implemented in the order were to: 1) raise the interim wireless safe harbor interstate percentage from its current 28.5 percent level to 37.1 percent; and 2) establish a USF contribution obligation for providers of interconnected VoIP service. The raising of the wireless safe harbor rate and the assessment of interconnected VoIP providers will have the effect of mitigating any potential impact on the assessment rate of the fund caused by the elimination of contributions to the USF by carriers that have now chosen to no longer offer their wireline broadband services on a common carrier basis as a result of the FCC’s August 2005 Wireline Broadband Order. However, the FCC declined to make any further changes in the

USF contribution assessment methodology at this time, noting that a consensus approach to fundamental reform has not developed yet and that they will continue to address the challenges of fundamental reform.

Consequently, the proposed changes that were the subject of the February 2002 FCC FNPRM regarding fundamental reform of the USF are still pending and unresolved at this time and we are unable to determine the effect such proposed actions may have on our operations and revenues.

On August 11, 2006, the Federal-State Joint Board on Universal Service issued a Notice seeking comment on the merits of using auctions to determine and distribute universal service support. North Pittsburgh currently receives approximately $2,750 of Interstate Common Line Support on an annual basis in the federal jurisdiction. As there are approximately 1,700 companies currently receiving some form of federal universal service support from the high cost fund, it is expected that there will be many parties filing comments in opposition to the use of auctions. However, should the FCC take any future action regarding universal service funding, which might include the use of auctions to determine universal service fund support amounts, North Pittsburgh may be negatively affected because another company may underbid the current support amounts North Pittsburgh receives in such an auction, thereby causing North Pittsburgh to either lower its bid below the current amount it receives or potentially lose its federal universal service support.

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

On December 29, 2005, NECA filed with the FCC proposed modifications of the average schedule formulas. In that filing, NECA proposed to revise the formulas for average schedule interstate settlement disbursements for interstate access services provided during the period July 1, 2006 through June 30, 2007.

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

In its filing, NECA estimated that settlement rates for all average schedule companies would decrease overall by about 1.7 percent, assuming constant demand; however, the individual impact on each average schedule company would depend on its size and demand characteristics. As a result, some companies with larger study areas, such as North Pittsburgh, would see a significant decrease in settlements, while many companies with smaller study areas would see increases. The proposed formulas also reflected the trend of reduced access minutes.

Due to the significant decrease in interstate settlements that would be experienced by some companies, the NECA filing also recommended that the FCC consider implementing a two-year phase in of the reduction in settlements resulting from the proposed structural changes in the formulas. The filing included a detailed procedure on how that phase in might be accomplished.

In an Order released May 30, 2006, the FCC approved both the new NECA average schedule settlement formulas and the proposed transition plan that phases in the reduction in settlements over two years.

As a relatively large average schedule company, North Pittsburgh was affected by these reductions in settlements. The new formulas will cause a reduction of approximately $210 per month (or approximately $2.5 million annually) in North Pittsburgh’s interstate settlements when the reductions are fully phased in. The projected $210 per month reduction consists of two elements: an approximately $60 per month decrease related to the normal changes in the year-over-year overall average schedules formulas and an approximately $150 per month decrease related to the structural changes to the formulas. The $60 per month decrease that pertains to the normal changes in the formulas resulted in an immediate decrease in settlement revenues effective July 1, 2006. Under the two-year phase in of the reduction in settlements approved by the FCC, the $150 per month decrease related to the structural changes has not been recognized in its entirety immediately; rather, the reduction will be phased in ratably over a twenty-four month period of time.

We continue to monitor whether or not it is advantageous for North Pittsburgh to participate in the NECA pool as an average schedule company or, alternatively, to be a cost company subject to its own individual cost and demand data studies.

Other Federal Regulatory Matters

On August 5, 2005, the FCC adopted an Order that determined that wireline broadband Internet access services are information services regulated under Title I of the 1996 Act. The FCC also eliminated the requirement that wireline carriers offer the broadband transmission component of Internet access on a stand-alone basis to competitors. The Order allowed a wireline provider the flexibility to offer the transmission component on a common carrier basis, a non-common carrier basis, or some combination of both. The Order also required a one-year transition period during which unaffiliated ISPs would be able to receive the separate transmission component on a grandfathered basis. In addition, the Order required that facilities-based providers of broadband DSL transmission services continue to contribute to the federal USF based on current levels of reported revenues for those services for a 270-day period or until the FCC adopted new USF contribution rules, whichever occurs earlier. The Order became effective on November 16, 2005. As a result of the Order, North Pittsburgh notified the FCC that effective April 1, 2006 North Pittsburgh would begin offering broadband DSL transmission service on a detariffed common carrier basis. This action had little immediate effect on North Pittsburgh’s provision of its current DSL service offerings, because the FCC Order required a one-year transition period during which North Pittsburgh must continue to offer its current broadband DSL transmission services to ISPs at the same rates, terms and conditions that were in effect when the services were detariffed. In addition, in an Order and NPRM released in June of 2006, the FCC reaffirmed that DSL services such as North Pittsburgh’s that are provided on a common carrier basis, even though detariffed, will continue to be assessed for a contribution to the federal USF. However, North Pittsburgh anticipates that, as a result of detariffing these services, it will be able to respond more quickly in the competitive broadband market by offering new and innovative broadband DSL transmission services at competitive prices without being burdened by the tariffing process.

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

On February 25, 2005, North Pittsburgh filed an Amended Alternative Form of Regulation and Network Modernization Plan with the PA PUC pursuant to Act 183. In that filing, in addition to modifying its prior Chapter 30 Plan to comport with the new statute, North Pittsburgh committed to accelerate its deployment of a ubiquitous broadband network throughout its entire service area from the previous commitment date of December 31, 2015 to December 31, 2008. In return for making this commitment, North Pittsburgh will no longer be subject to a productivity offset when calculating the Price Stability Index component of its annual price stability mechanism filing. North Pittsburgh also will not have to contribute to certain new public policy funding obligations that were instituted as part of Act 183. On June 2, 2005, the PA PUC approved North Pittsburgh’s amended plan with no significant changes. North Pittsburgh is already in the process of updating its broadband infrastructure for general business and competitive purposes, and we do not anticipate that the acceleration of our broadband commitment date under our amended Network Modernization Plan will require any material additional amount of capital expenditures from what otherwise is planned to be spent in the normal course of business.

Other State Regulatory Matters

In an order adopted August 26, 1999 and entered September 30, 1999, the PA PUC as part of a proceeding that resolved a number of pending issues ordered ILECs, including North Pittsburgh, to rebalance and lower intrastate toll and switched access rates. In that same Order, the PA PUC also created a Pennsylvania Universal Service Fund (PA USF) to help offset the loss of ILEC revenues due to the reduction in toll and access rates. In 2003, the PA PUC ordered ILECs to further rebalance and reduce intrastate access charges and left the PA USF in place pending further review.

On December 16, 2004, the PA PUC adopted an Order instituting an investigation regarding the intrastate access charges and intraLATA toll rates of rural carriers in Pennsylvania and the effect on those charges and rates if the PA PUC were to reduce disbursements from the PA USF to the rural carriers or if it were to broaden the base of contributors to include carriers that do not currently pay into the fund. The proceeding will also address the ramifications of some recent changes to the Pennsylvania Public Utility Code set forth in Act 183 that affect access rate setting for both rural Local Exchange Carriers (LECs) and CLECs. Under the Act 183 changes to the Public Utility Code, the PA PUC may not require a LEC to reduce intrastate access rates except on a revenue neutral basis. The changes also set limits on a CLEC’s ability to charge intrastate access rates higher than the rates charged by the ILEC serving the area in which the CLEC is offering service unless such rates are cost justified. The procedures regarding the PA PUC’s implementation of these rate setting limitations will be determined in this access charge and USF proceeding. This proceeding may affect both North Pittsburgh’s and Penn Telecom’s ability to set access charge rates. The proceeding also may affect the amount of funding that North Pittsburgh receives from the PA USF and the amounts that North Pittsburgh and Penn Telecom contribute to that fund. Currently, North Pittsburgh’s annual receipts from and contributions to the PA USF total $5,200 and $270, respectively. Penn Telecom receives no funding from the PA USF but currently contributes $150 on an annual basis. A number of parties to the proceeding filed a petition asking that the PA PUC delay any action in regard to the Pennsylvania USF and intrastate access charges until such time as the FCC takes action in regard to intercarrier compensation issues. On August 11, 2005, the PA PUC adopted an Order, which was entered on August 30, 2005, in which it granted a stay of the investigative proceeding for a period not to exceed twelve months, unless further extended by the PA PUC, or until the FCC issues its ruling in its Unified Intercarrier Compensation proceeding, whichever occurs earlier. On August 30, 2006, a number of parties, including North Pittsburgh, filed a joint motion with the PA PUC requesting a further stay of an additional twelve months of this proceeding to allow the FCC to complete its proceeding regarding intercarrier compensation reform because the FCC action may impact intrastate access rates. The motion for stay has been opposed by a number of parties. The PA PUC has not yet ruled on the motion.

On October 23, 2006, Verizon Pennsylvania, Inc., along with a number of its affiliated companies, filed a formal complaint with the PA PUC claiming that Penn Telecom’s intrastate switched access rates were higher than those of the incumbent local exchange carrier in the corresponding service area and therefore are in violation of a new Pennsylvania statute. The provision that Verizon cites was enacted as part of Act 183. The current tariffed Penn Telecom switched access rates were approved and in effect prior to the passage of the new statute, which now limits CLEC access rates. Consequently, we believe that Penn Telecom’s current rates were Commission permitted rates prior to enactment of the new legislation and therefore are grandfathered in place. Further, the Act 183 provisions allow CLEC rates to be higher than the corresponding incumbent’s rates so long as the CLEC can demonstrate that the higher access rates are cost justified. We have reviewed Penn Telecom’s costs and believe that we can demonstrate that Penn Telecom’s current cost structure supports the current switched access rates. Verizon has requested a refund of $480 from access billings through August 2006. We believe that Penn Telecom’s switched access rates are permissible and will vigorously fight this complaint. In the event we are not successful in this proceeding, Penn Telecom’s operations could be materially adversely impacted by not only the refund sought by Verizon but more importantly by the prospective decreases in access revenues resulting from the change in its intrastate access rates that are applied to all carriers on a non-discriminatory basis. We preliminarily estimate that the decrease in our annual revenues would be approximately $2,000 on a static basis (meaning keeping access MOUs constant) if Verizon prevails completely in its complaint.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS No. 158). SFAS No. 158 requires recognition of the underfunded or overfunded status of a benefit plan as a liability or asset in the statement of financial position and recognition of changes in the funded status in the year in which the changes occur. Those changes are to be reported in Accumulated other comprehensive income as a separate component of shareholders’ equity. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new recognition and footnote disclosure requirements are effective for fiscal years ending after December 15, 2006 and the new measurement date requirements are effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact SFAS No. 158 will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact, if any, SFAS No. 157 will have on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 will be effective for the Company beginning January 1, 2007. We are currently evaluating the impact, if any, this interpretation will have on the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of SFAS No. 143 and the subsequent accounting interpretation did not have a material effect on the Company’s consolidated financial statements.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors

In addition to other information set forth in this report, we refer you to the discussion in Item 1A, “Risk Factors”, in our 2005 Form 10-K. As of the date of this Form 10-Q report, there have been no material changes in the non-regulatory related risk factors previously disclosed in our 2005 Form 10-K. Due to the fact that our companies operate in a heavily regulated environment, we provide, and encourage you to read, the updated comprehensive discussion of the rules and regulations under which we operate included in the section titled “Regulatory Environment” in Part 1, Item 2 in this Form 10-Q. This section includes discussion of newly enacted or proposed rules and regulations, or interpretations of such rules and regulations by federal and state commissions or judicial bodies, which may have a material impact on our financial condition and/or operations. As noted in the discussion in Item 1A of our 2005 Form 10-K, the items identified in that discussion are what we deem to be particularly noteworthy. We do not represent that the list captures every possible existing or foreseeable factor or risk. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may, at some future point, materially adversely affect our business, financial condition and/or operating results.

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

NORTH PITTSBURGH SYSTEMS, INC.
(Registrant)

Date: November 9, 2006	/s/ H. R. Brown
H. R. Brown, President and Chief Executive Officer

Date: November 9, 2006	/s/ A. P. Kimble
A. P. Kimble, Senior Vice President and Chief Financial and Accounting Officer