Form 10-K
period 2006-12-31
NORTH PITTSBURGH SYSTEMS INC
filed 2007-03-16
CIK 764765

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐                                Accelerated filer ☒                                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Based on the average of the bid and asked prices at the close of the market on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $408,763,000. For purpose of making this calculation only, the registrant has defined affiliates to include all directors and officers (who directly or beneficially owned as a group 186,709 shares of Common Stock on June 30, 2006).

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of March 13, 2007 was 15,005,000.

DOCUMENTS INCORPORATED BY REFERENCE

The information for Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13, Certain Relationships and Related Transactions, and Director Independence; and Item 14, Principal Accountant Fees and Services, has been incorporated into Part III of this Form 10-K by reference to registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2006.

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

During the fourth quarter of 2005, Penn Telecom executed an agreement to sell its business telecommunications equipment operations (business systems). These operations were engaged primarily in selling and maintaining business telecommunications equipment, more specifically Nortel key systems and private branch exchanges. The results of operations of business systems have been classified as discontinued operations in our Consolidated Financial Statements and Schedules filed with this Annual Report on Form 10-K. Total revenues generated from business systems (prior to its classification as discontinued operations) were $2,142 and $2,387 for 2005 and 2004, respectively, or approximately 2% of the Registrant’s overall consolidated revenues for those years. No revenues were generated from business systems during 2006. Since the beginning of the fiscal year ended December 31, 2006, there were no significant changes in the mode of conducting business by the Registrant or its subsidiaries.

North Pittsburgh Telephone Company

North Pittsburgh, our Incumbent Local Exchange Carrier (ILEC), was founded in 1906 and operates in an approximately 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. As of December 31, 2006, we served 63,317 business and residential access lines in our ILEC territory. Over the past decade, our ILEC territory has experienced very robust population growth due to the continued expansion of suburban communities into our serving area, with the southernmost point of our territory only 12 miles from the City of Pittsburgh. Growth in business activity in our ILEC territory has also accompanied the population growth.

As compared to other ILECs, the majority of which serve territories that are very rural, our ILEC benefits from the favorable demographics associated with the population and business growth that has accompanied the continued development of suburban communities north of the City of Pittsburgh. These favorable demographics, however, also put our ILEC in a much more competitive situation than many of its peers due to the fact that our competitors also view these demographics to be an attractive market. The national wireless companies have built robust networks that cover the majority of our ILEC territory. In addition, the two cable companies that overlay the majority of our territory have each launched, in 2006, aggressive triple play packages of voice, video and broadband service. In general, these cable companies have very modernized networks, a high percentage of homes passed and a high penetration of their video services. The launch of voice offerings by our cable competitors has been the primary cause for the acceleration in our access line attrition from a loss of 1,898 lines, or 2.6%, during 2005 to an access line loss of 7,092, or 10.1%, during 2006. CLECs are not a significant competitive factor at the present time due to some of the protections still granted to our ILEC as a rural company, but they will more likely than not become a larger competitive force in the future as some of the regulatory barriers to entry will most likely diminish. Even Verizon, which has core properties to the south and west of our ILEC territory, has become a competitive force as a result of its recent acquisition of MCI, which has CLEC authority in many parts of the state of Pennsylvania, including our ILEC territory.

North Pittsburgh operates a 100% digital switching network, comprised of nine central offices and 86 Carrier Serving Areas (CSAs). The core of the network consists of two main host switches, a Nortel DMS 500 and a Nortel DMS 100. The CSA architecture, in which nearly all loop lengths are kept to 12,000 feet or less, has enabled us to provide Digital Subscriber Line (DSL) service to 100% of our access lines. In addition, we have deployed fiber optic cable extensively throughout the network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links as well as the majority of business parks within our ILEC serving area. During 2006, we embarked on a capital construction project to further deploy fiber closer to the homes and businesses that we serve. Approximately 70% of our addressable access lines now have fiber provisioned to within 5,000 feet, which will allow us to deploy during 2007 a DSL product with speeds ranging between 20 to 25 megabits per second, a substantial increase over our current maximum speed of 3 megabits per second. During 2006, we also upgraded our data transmission network to a gigabit Ethernet backbone using a Multiple Protocol Label Switching (MPLS) network that will more efficiently and effectively handle the increased bandwidth demands of our network, especially our next-generation DSL products as well as our business class Ethernet offerings. We will continue our fiber deployment in 2007, and we expect to have fiber built to within 5,000 feet of over 95% of our addressable access lines by the end of 2007. We believe that these investments will enable us to offer products and services that will satisfy the growing customer demand for broadband and multi-megabit services, which we believe is a key factor for our future success.

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

Our sales strategy in our edge-out markets has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and healthcare facilities, offering local and long distance voice services as well as broadband services including DSL and multi-megabit metro Ethernet. Our fiber-based network, comprised of multiple rings, enables us to compete against Verizon and other CAPs to offer high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other CLECs. We have also deployed an MPLS network to handle the core routing and transport of our metro Ethernet in the First Mile products as it provides a much more efficient method of aggregating, transporting and managing our Ethernet offerings. As of December 31, 2006, Penn Telecom served 42,980 access lines and 22,743 access line equivalents1, for a grand total of 65,723 equivalent access lines2. For 2006, Penn Telecom added 2,312 access lines and 2,833 access line equivalents.

In addition to the CLEC operations, Penn Telecom also provides long distance services. Prior to our CLEC operations, the majority of our long distance customers resided in our ILEC market. However, with the growth of our CLEC customer base and the effective bundling of toll with local dial tone services, we have been able to greatly expand this service offering throughout Western Pennsylvania.

Pinnatech

Pinnatech, an ISP doing business under the Nauticom name, furnishes Internet access and broadband services in Western Pennsylvania. We serve the majority of our DSL and other broadband customers over our ILEC and CLEC networks with Pinnatech serving as the ISP providing a gateway to the Internet. In addition, Pinnatech also provides virtual hosting services, collocation services, web page design and e-commerce enabling technologies to customers.

Principal Services Rendered

The principal categories of service that we render are as follows:

Local Network Services. We provide local (dial tone), custom calling features and local private line services to residential and business customers in Western Pennsylvania.

[1]

Access line equivalents represent a conversion of data circuits to an access line basis and are presented for comparability purposes. Equivalents are calculated by converting data circuits (basic rate interface (BRI), primary rate interface (PRI), DSL, DS-1 and DS-3) and SONET-based (optical) services (OC-3 and OC-48) to the equivalent of an access line. While the revenues generated by access line equivalents have a directional relationship with these counts, growth rates cannot be compared on an equivalent basis.

[2]	Equivalent access lines include access lines and access line equivalents.

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

Internet Access Service. We provide broadband DSL and multi-megabit Ethernet services to end-user customers and ISPs on both a wholesale and retail basis, mostly through the use of our own facilities. We also provide access to the Internet to end-users utilizing dial-up and other broadband facilities such as Frame Relay, ATM and multi-megabit and gigabit Ethernet. In addition, we provide virtual hosting services, web page design and e-commerce enabling technologies to customers. Internet access service revenues, including revenues recognized for DSL service, are classified within Other Operating Revenues on our Consolidated Statements of Income.

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

Other Services

North Pittsburgh and Alltel Cellular Association of South Carolina, L.P. are limited partners, with a partnership interest of 3.6 percent each, and Cellco Partnership, d.b.a. Verizon Wireless, is both a general and a limited partner with partnership interests of 40.0 and 52.8 percent, respectively, in Pittsburgh SMSA Limited Partnership, which provides wireless service in and around the Pittsburgh Standard Metropolitan Statistical Area (SMSA) as authorized by the Federal Communications Commission (FCC).

North Pittsburgh and Venus Cellular Telephone Company, Inc. (Venus) are limited partners, each with a partnership interest of 16.6725 percent, and Cellco Partnership, d.b.a. Verizon Wireless, is both a general and a limited partner with partnership interests of 57.13 and 9.525 percent, respectively, in Pennsylvania RSA 6(I) Limited Partnership, which provides wireless service in a Rural Service Area (RSA) consisting of Clarion and Lawrence Counties and the Northern portions of Armstrong and Butler Counties in Pennsylvania. Verizon Wireless purchased its 57.13 percent general partner interest from Alltel Communications, Inc. on December 31, 2002. In December of 2006, Centennial Cellular Telephone Company of Lawrence, a former limited partner, sold its 14.29 percent partnership interest in a proportionate manner to North Pittsburgh, Venus and Cellco Partnership. North Pittsburgh paid $1,184 for an additional 2.3825 percent partnership interest, which increased its overall partnership interest from 14.29 to 16.6725 percent.

North Pittsburgh and Venus are limited partners with partnership interests of 23.67 and 16.67 percent, respectively, and Cellco Partnership, d.b.a. Verizon Wireless, is the general partner with a partnership interest of 59.66 percent, in Pennsylvania RSA 6(II) Limited Partnership, which provides wireless service in an RSA consisting of the Southern portions of Armstrong and Butler Counties in Pennsylvania.

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

More specifically, the 1996 Act includes requirements that ILECs negotiate rates, terms and conditions with carriers regarding interconnection, the provisioning of UNEs, compensation terms for local calls, the resale of telecommunication services and the physical collocation of competitor’s equipment in the ILEC’s facilities. As described in greater detail in the Regulatory Environment section of Item 7 below in this Annual Report, North Pittsburgh’s designation as a Rural carrier under the 1996 Act has exempted it from many of the above-mentioned provisions. A competitor may petition the Pennsylvania Public Utility Commission (PA PUC) for the removal of North Pittsburgh’s exemption (although the prospective competitor must prove its proposal is not unduly economically burdensome to North Pittsburgh, is technically feasible and is consistent with the universal service provisions of the 1996 Act). Although no competitor has yet formally sought the removal of North Pittsburgh’s rural exemption, there is a reasonable risk that some of the barriers to a non-facilities based competitor’s entry into our ILEC territory will be either limited or removed in the future.

The protections granted North Pittsburgh as a Rural carrier primarily deal with regulations concerning intra-modal competition—that is, competition among traditional wireline companies. At the same time, however, we have begun to experience a great deal of inter-modal competition in our ILEC territory from various sources, including, but not limited to, larger end-users installing their own networks, IXCs, satellite transmission services, wireless communication providers, cable companies, radio-based personal communications companies, CAPs, ISPs and other systems capable of completely or partially bypassing local telephone facilities. We view these facilities based competitors to be the most formidable, as these companies can totally bypass our existing networks. With the launch of voice offerings by our cable competitors in 2006, our access line attrition in our ILEC territory has accelerated from a loss of 1,898 lines, or 2.6%, during 2005 to an access line loss of 7,092, or 10.1%, during 2006.

We are currently addressing potential competition by reducing costs, increasing efficiency, restructuring rates, examining new and bundled product offerings and increasing our focus on customer satisfaction. In addition, we have made investments to deploy fiber deeper into our ILEC network during the course of 2006. These investments are expected to enable us during 2007 to launch our next generation broadband product that will deliver speeds between 20 to 25 megabits per second, which is substantially faster than our current 3 megabit product as well as the broadband products of our competitors that currently deliver speeds of 5 to 6 megabits under ideal circumstances (as cable companies use a shared network architecture, actual throughput on their systems is heavily dependent upon the number of simultaneous users).

In addition, we have expanded outside of our franchised ILEC territory through our CLEC operations. With our ILEC territory being adjacent to the greater Pittsburgh metropolitan area, we have been able to selectively enter attractive markets through a CLEC edge-out strategy. During 2006, we added 2,312 access lines and 2,833 access line equivalents in our CLEC markets.

The telecommunications market within Pittsburgh and its surrounding areas is very competitive. We compete in our CLEC operations against not only the area ILEC (Verizon) but also many of the larger national and regional CLECs. The market north of our ILEC’s territory in the City of Butler and its surrounding areas is currently relatively less competitive, as our only main competitor is the area ILEC (Embarq). Due to the higher Embarq UNE charges and lack of proximity to the physical points of presence of many CLECs, this region is currently more isolated from competition. However, we expect that the competitive nature of this market will increase in the future. The incumbent cable company in this market has begun to offer telephony services utilizing Voice over Internet Protocol (VoIP) technology to the residential and small business customer segments. We expect that competition in the mid to large size business segments in this region will increase, although typically mid to large size businesses have more sophisticated telecommunications and data needs that cable operators do not have experience in provisioning. We have been able to effectively compete in this region by leveraging North Pittsburgh’s reputation and network to reduce the overall cost of providing service, thereby attracting several of the largest business and municipal customers. Due to our success in the area, we have overbuilt a portion of the Embarq distribution plant, which will further increase our competitive advantage as well as decrease the long-term cost of providing service in this region.

Other Products/Services

The toll market is very competitive. All the major IXCs are present in the markets in which we offer service. Wireless carriers also pose a competitive threat to our toll services, especially for those customers who are heavy users and have the flexibility to adapt their calling patterns to take advantage of the bundled packages offered by many of the wireless carriers. In addition, cable companies have begun providing local dial tone and toll services and VoIP companies have begun offering unlimited calling plans for those customers that utilize broadband connections. As has become evident over the past several years through wireless and now VoIP pricing methodologies, the actual market for per minute of use toll calling will decrease over time and eventually disappear for all practical purposes. There will remain implicit amounts within the pricing of the customer’s overall calling plan for what is today considered to be toll (that is, out of local area calling). However, the effective rate realized on a per minute of use basis from the flat rated calling plans will be much lower than historical rates realized from the traditional per minute of use rated plans. We have developed over the last few years, and continue to modify, our toll calling plans (including the introduction of unlimited calling plans). During 2006, despite the loss of access lines in our ILEC territory, we added approximately 7,500 toll customers in our ILEC territory to our newer unlimited and anytime minutes plans (the anytime plans contain flat rated toll at different tiered minutes of use (MOU) levels). In addition, we have been able to expand our customer base for toll offerings through our CLEC’s overall growth in access lines and success in bundling toll with local dial tone service. As of December 31, 2006, 82% of our customers in our edge-out markets subscribed to one or another of our toll packages. The impact of the growth in these toll customers on our revenues, however, has been more than offset by declines in pricing in order to compete with plans marketed by our competitors. In order to compete with the aggressively priced telephony offerings promoted by the cable companies in our ILEC territory, many of the newer toll plans that we have been promoting are priced approximately 30% lower than what we charged even a year ago.

The market for Internet and broadband services is also highly competitive. Our DSL product experiences competition from cable modem services, other ILECs and CLECs and, to a lesser extent, wireless and satellite broadband products. We also face competition in the dial-up market from most of the national and regional competitors. Many of our broadband and dial-up competitors have significantly greater market presence, advertising budgets and brand recognition. We compete based on our knowledge of the local area, the quality of our products and the high level of service that we provide, especially our responsiveness to the needs of small to medium sized businesses. In addition, we believe one of our strengths is the ability to develop new products and services to meet the specific needs of our target market, such as the multi-megabit metro Ethernet product that we were one of the first to deploy in the Pittsburgh area.

We also derive a small percentage of our revenues from directory advertising, virtual hosting, collocating web page design, e-commerce enabling technologies and other services, all of which are competitive in nature.

Employees

At December 31, 2006, the Company, through all of its subsidiaries, employed 357 persons. Approximately 29% of our employees are covered under collective bargaining agreements. In October 2004, North Pittsburgh’s bargaining employees ratified a new labor contract with the Communications Workers of America (CWA) that will remain in effect until September 30, 2007. Also, in September 2005, Penn Telecom’s bargaining employees ratified a new labor contract with the CWA that will remain in effect until August 31, 2008.

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

The communications industry is becoming increasingly competitive, and this competition has resulted and most likely will continue to result in higher levels of customer turnover than previously experienced as well as pricing pressures on our service offerings.

As discussed in more detail under the headings “Competitive Environment” and “Other Products/Services” in Item 1 above in this Form 10-K, the markets in which we operate are growing increasingly competitive. We still maintain a level of protection in our ILEC territory against intra-modal competition. Over the past several years, though, we have faced a high level of inter-modal competition from wireless carriers. Although historically being more a competitor in the toll market, wireless carriers are now competing more aggressively against our secondary and even primary lines. In addition, we have recently seen competition intensify in our ILEC market as the two cable companies that overlap the majority of our incumbent market have recently launched and are heavily promoting their telecommunications offerings.

The toll market has continued to be extremely competitive and we would expect this trend to continue into the foreseeable future, especially driven by the unlimited calling packages promoted by the wireless, cable and independent VoIP competitors. The broadband market is also very competitive, with cable companies having offerings that compete very aggressively with our DSL and higher broadband circuits. Wireless carriers are also continuing to upgrade their networks and have begun to offer broadband products that compete with our DSL product.

Many of our competitors are major communications companies that have more extensive resources.

We compete in our various markets with telephone companies such as Verizon, Embarq and other national CLECs, cable companies that include Comcast and Armstrong, and all the major wireless and interexchange carriers. All of these companies have substantially greater financial and marketing resources, as well as greater name recognition than the Company. In addition, given their financial resources and scale, these companies may be able to devote more capital to newer technologies and/or use their cost advantages to reduce prices for an extended period of time.

We are subject to a complex and uncertain regulatory environment.

The amounts that we charge for most of our services are subject to regulatory oversight at both the federal and state levels. Our business plans are also greatly affected by complex (and highly litigated) laws and regulations pertaining to competitive requirements in the markets in which we operate, such as regulatory barriers to entry for non-facilities based competitors in our ILEC territory and rules relating to both the availability and pricing of leased network elements in our edge-out territories. We expect that the competitive barriers to entry in our ILEC territory will continue to be reduced. With regard to the network elements that we utilize in our edge-out territories, any material negative changes in the availability or pricing of such network elements could have a material impact on our financial condition and future business plans.

Approximately 27% of our revenues for the year ended December 31, 2006 came from charges paid to us from other carriers for services which we performed in originating and terminating toll and local traffic (access revenues) and from proceeds which we received from state and federal universal service funds. Our access rates are subject to regulation and reviews at both the federal and state levels. There are currently a number of formal and informal proceedings reviewing both the current access compensation structure and also the current rules regarding the contribution methodology and eligibility requirements of the universal service funds. One of the proposals being developed by some of the larger companies in the communications industry, which would seek a migration to a bill and keep intercarrier compensation mechanism, could have a material negative impact on our financial results and condition if adequate carve-outs are not made for rural carriers to support the high cost of providing services in rural communities. In addition, any substantive modifications to the availability of, or ability to recover costs from, federal and state universal service funds could have a material negative impact on our financial results and condition.

As a result of the expansion of our customer base in our CLEC edge-out markets, the increases experienced in broadband revenues, and several revenue neutral rate rebalancings that our ILEC made in 2005 and 2004 (which rebalancings have increased end-user charges while decreasing access rates), the percentage of our consolidated revenues which we receive from the above-mentioned access charges and universal service funds (27% for 2006) decreased from 29%, 31% and 35% of our consolidated revenues for 2005, 2004 and 2003, respectively. Although our exposure to these revenue sources has declined over the past several years, those revenue sources still constitute a material percentage of our total revenues and operating margins.

In addition, newer technologies, such as VoIP, have been introduced since the passage of the 1996 Act. Many of these new technologies do not readily fit into the legacy telecommunications regulatory framework and are causing regulators at both the federal and state levels to reconsider many of the basic assumptions in regard to public policy and regulation of the telecommunications industry. The FCC has issued a Notice of Proposed Rulemaking proceeding to examine the regulatory treatment of VoIP. In the interim, the FCC and individual states have been ruling on narrow issues concerning VoIP and other access issues on a case-by-case basis. No comprehensive regulatory framework encompassing these issues has yet been established. The FCC’s final rules, or an extended period of regulatory uncertainty during which carriers might refuse to pay portions of their applicable access charges, might detrimentally affect our future access revenues.

Another example of the complexity of certain regulations and uncertainty of interpretations of such regulations by regulatory bodies is a current claim that Verizon and its affiliated companies have made against Penn Telecom concerning the interpretation and implementation of a recent Pennsylvania statute that, among many of things, regulates the intrastate switched access rates of CLECs. Please refer to our discussion concerning this matter contained in Part 1, Item 3 (Legal Proceedings) of this Form 10-K.

While it is currently advantageous for our North Pittsburgh subsidiary to be an average schedule company, its interstate revenues and earnings are subject to more volatility than those of comparable cost companies.

North Pittsburgh participates in the interstate tariff and settlement pooling process that is administered by the National Exchange Carrier Association (NECA) as an average schedule company, which means North Pittsburgh’s interstate settlements are determined by formulas based on a statistical sampling of the allocation of costs to the interstate jurisdiction of comparable companies that perform cost studies.

With respect to NECA’s average schedule formulas for the July 1, 2006 through June 30, 2007 period, NECA not only made changes to the average schedule formulas based on the normal projected changes in cost and demand for the July 1, 2006 through June 30, 2007 period but also implemented some structural changes to the formulas in order to more closely align average schedule company settlements to the companies’ estimated interstate revenue requirements based on statistical sampling. Although settlement rates for average schedule companies on an overall basis decreased by about 1.7% (assuming constant demand), some companies with larger study areas, such as North Pittsburgh, experienced a significant decrease in settlements, while many companies with smaller study areas experienced an increase. The new formulas also reflected the trend of reduced access minutes.

Due to the significant decrease in interstate settlements that would be experienced by some companies because of these changes, the NECA filing recommended, and the FCC approved, a two-year phase in of the reduction in settlements resulting from the structural changes in the formulas.

As a relatively large average schedule company, North Pittsburgh was affected by these reductions in settlements. The new formulas will cause a reduction of approximately $210 per month (or approximately $2.5 million annually) in North Pittsburgh’s interstate settlements when the reductions are fully phased in. The projected $210 per month reduction consists of two elements: an approximately $60 per month decrease related to the normal changes in the year-over-year overall average schedule formulas and an approximately $150 per month decrease related to the structural changes to the formulas. The $60 per month decrease that pertains to the normal changes in the formulas resulted in an immediate decrease in settlement revenues effective July 1, 2006. Under the two-year phase in of the reduction in settlements approved by the FCC, the $150 per month decrease related to the structural changes has not been recognized in its entirety immediately; rather, that reduction will be phased in ratably over a twenty-four month period of time.

On December 21, 2006, NECA filed with the FCC its annual proposed modifications of the average schedule formulas. In that filing, NECA proposed to revise the formulas for average schedule interstate settlement disbursements for interstate access services provided during the period July 1, 2007 through June 30, 2008.

In this filing, NECA again not only proposed changes to the average schedule formulas based on the normal projected changes in cost and demand for the July 1, 2007 through June 30, 2008 period but also proposed some additional structural changes to the formulas in order to more closely align average schedule company settlements to the companies’ estimated interstate revenue requirements based on statistical sampling.

In its filing, NECA estimated that settlement rates for all average schedule companies would decrease overall by about 7.27%, assuming constant demand; however, the individual impact on each average schedule company would depend on its size and demand characteristics, with the majority of companies experiencing a decrease in settlements in a range between 5% and 15%. According to NECA, the decreases reflect ongoing overall reduced cost levels of average schedule companies as well as decreases associated with structural changes to the Line Haul Distance Sensitive formula, which reimburses companies for the costs of transporting interstate calls.

Due to the significant decrease in interstate settlements that would be experienced by some companies, the NECA filing, similar to the previous year’s filing, also recommended that the FCC consider implementing a two-year phase in of the reduction in settlements. The filing included a detailed procedure on how that phase-in might be accomplished.

North Pittsburgh will be affected by these reductions in settlements. If approved, the proposed formulas will cause a reduction of approximately $100 per month (or approximately $1.2 million annually) in North Pittsburgh’s interstate settlements when the reductions are fully phased in. This estimated reduction is related solely to the proposed changes for the average schedule formulas proposed by NECA in its filing for the July 1, 2007 through June 30, 2008 period and is independent of the reduction in settlements already being experienced by North Pittsburgh from the average schedule formulas being phased in pursuant to NECA’s filing with respect to the July 1, 2006 through June 30, 2007 period (discussed above). The projected $100 per month reduction consists of two elements: an approximately $40 per month decrease related to the normal changes in the year-over-year overall average schedule formulas and an approximately $60 per month decrease related to the structural change to the Line Haul Distance Sensitive formula. Similar to the current phase-in plan, the $60 per month decrease related to the structural change would not be recognized in its entirety immediately; rather, the reduction would be phased in ratably over a twenty-four month period of time.

Verizon and AT&T have filed comments with the FCC in opposition to the NECA proposed modification of the average schedule formulas for the July 1, 2007 to June 30, 2008 period, with both parties urging the FCC to reject the proposed transition plan. In addition to the comments on the proposed transition plan, Verizon further urged the FCC to require NECA to lower its member companies interstate access rates to rates that were equal to the rates charged by Verizon and other large price cap carriers.

In summary, we can reasonably estimate that North Pittsburgh’s annual revenues realized through the NECA average schedule formulas will eventually decrease by approximately $3,700 on an annualized basis (assuming constant demand data) as a result of the changes made to the July 1, 2006 through June 30, 2007 average schedules already in effect and the proposed changes to the July 1, 2007 through June 30, 2008 average schedule formulas that are contained in the NECA filing currently in review by the FCC. Annual revenues for

2006 have been impacted by approximately $450 of this expected decrease. The full impact of the changes in the current and proposed schedules will be realized starting July 1, 2009 (or July 1, 2008 if the proposed transition plan for the July 1, 2007 through June 30, 2008 average schedule formulas is not approved by the FCC).

We continue to monitor whether or not it is advantageous for North Pittsburgh to participate in the NECA pool as an average schedule company or, alternatively, to become a cost company subject to its own individual cost and demand data studies. It is important to note, though, that as an average schedule company, North Pittsburgh’s interstate revenues and earnings can be subject to more volatility than those of comparable cost companies due to the lack of an exact relationship between the cost structure and demand data of an average schedule company such as North Pittsburgh and its ultimate settlement pursuant to average schedules.

Our ability to grow will require investments in markets and products that may not achieve our desired returns.

With the increased competition in our existing markets and pressures on profit margins, we may have to invest in markets and products that most likely will not generate the margins we have traditionally experienced in our core access line business in our ILEC territory. Access lines in our edge-out markets carry lower margins, mainly due to pricing discounts we offer from the incumbent’s rates, incremental costs we incur to lease some of the facilities we use and overall lower access rates that we charge to carriers using our network. In addition, some of the products that we have deployed over the last several years, such as DSL, have been introduced into already competitive environments that have lower overall margins than our traditional ILEC access lines. Some of these products, although producing a new source of revenue, have had detrimental impacts on other existing revenue streams (such as second lines which can be rendered redundant by DSL). Although we believe that we can continue to penetrate our current edge-out markets (which mostly encompass Pittsburgh and its surrounding communities), potential expansion into other markets, which may be needed to grow revenues, will most likely carry greater risk because our brand recognition will not be as strong and our network efficiencies may not be as great as we are currently experiencing in our existing edge-out markets.

The technological life cycle of new products is also shorter than those experienced on traditional voice telephony services. Many investments in Time Division Multiplexing (TDM) voice services have lasted between 15 to 20 years, whereas investments in broadband, data and Internet Protocol (IP) based products have technological life spans of 3 to 9 years. This compression of technological life spans allows for a shorter period of time in which to realize revenues from these underlying investments, and therefore in many cases may decrease the overall rate of return on such investments.

A lack of parity between us and our competitors concerning regulatory fees and assessments as well as taxation laws could adversely impact our ability to profitably compete.

The telecommunications industry is one of the most heavily taxed in our country. When, in the past, telephone companies were monopolies, both federal and state agencies used telephone companies to impose onto individuals and businesses a multitude of taxes and regulatory assessments, including, but not limited to, federal excise taxes, gross receipts taxes, 911 recovery fees, universal service assessments, Pennsylvania relay service charges and state and local sales taxes (where applicable). Typically, such assessments and taxes can constitute 10% to 20% of the gross amount of a telephone bill, dependent upon the types of services purchased. We recognize no margin on these fees and taxes but rather serve as the pass through entity responsible for charging and collecting the fees and taxes from our end-user customers and remitting the monies collected to the taxing and regulatory authorities. As inter-modal competition continues to develop, companies which do not meet the traditional definitions of telecommunications carriers and/or offer services which do not neatly fit into the outdated regulatory definitions of such terms as communication services (that is, for example, a service that may instead be deemed an information service) have claimed and may continue to claim that they are not subject to some or all of the above-mentioned taxes and assessments. Unless regulators and taxing authorities change or clarify their rules and regulations to include such companies and services as being subject to such taxes and assessments or deregulate and exclude us from being subject to such taxes and assessments, the lack of parity will continue to adversely impact our ability to effectively compete on price.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Registrant owns in fee an office building, which houses a portion of the operations of Penn Telecom. Penn Telecom also owns an office/warehouse building. These properties are located in Butler County in Western Pennsylvania.

The materially important physical properties of North Pittsburgh, all owned in fee (except some rights-of-way) and most of which are held subject to certain mortgage and security agreements executed in connection with loans through the Rural Utilities Service (RUS), consist generally of any and all property required to operate a modern telecommunications network and include principally land, buildings, central office equipment, long distance switching facilities, transmission facilities, pole lines, aerial cable, underground cable, aerial wire, buried cable, buried wire, distribution wire, underground conduit, furniture, office and computer equipment, garage facilities, vehicles and work equipment. Such facilities are fully utilized except that improvement and expansion of those facilities are, to the extent possible, made in anticipation of the demand for service. All of the foregoing properties are located within Allegheny, Armstrong, Butler and Westmoreland Counties in Western Pennsylvania. For more information about the mortgage and security agreements referred to above, please see Note 4 to our Consolidated Financial Statements included in this Form 10-K.

Item 3.	Legal Proceedings

On October 23, 2006, Verizon Pennsylvania, Inc., along with a number of its affiliated companies, filed a formal complaint with the PA PUC claiming that Penn Telecom’s intrastate switched access rates were higher than those of the ILEC in the corresponding service area and therefore in violation of a new Pennsylvania statute. The provision that Verizon cites was enacted as part of Act 183 of 2004. The current tariffed Penn Telecom switched access rates were reviewed by the PA PUC and permitted to go into effect prior to the passage of the new statute. Consequently, we believe that Penn Telecom’s current rates were Commission permitted rates prior to enactment of the new legislation and therefore are grandfathered in place. Further, the Act 183 provisions allow CLEC rates to be higher than the corresponding incumbent’s rates so long as the CLEC can demonstrate that the higher access rates are cost justified. We are in the process of reviewing Penn Telecom’s costs and believe that we can demonstrate that Penn Telecom’s current cost structure supports the current switched access rates. Verizon’s original claim requested a refund of $480 from access billings through August 2006. In a letter dated January 30, 2007, Verizon notified Penn Telecom that it was revising its complaint to reflect a more current alleged over-billing calculation which resulted in a revised claim of $1,346 through December 2006, which claim includes amounts from certain affiliates that had not been included in the original calculation. We believe that Penn Telecom’s switched access rates are permissible, and we will vigorously fight this complaint. In the event we are not successful in this proceeding, Penn Telecom’s operations could be materially adversely impacted by not only the refund sought by Verizon but more importantly by the prospective decreases in access revenues resulting from the change in its intrastate access rates, which would apply to all carriers on a non-discriminatory basis. We preliminarily estimate that the decrease in our annual revenues would be approximately $1,200 on a static basis (meaning keeping access MOUs constant) if Verizon prevails completely in its complaint.

Penn Telecom is not alone in having intrastate access rates that are higher than those of the ILEC in the corresponding service area in which it operates. A number of CLECs in the state of Pennsylvania have intrastate access rates in excess of their respective incumbents’. In February of 2007, Verizon filed a similar formal complaint with the PA PUC against another of Pennsylvania’s largest CLECs.

Verizon and its affiliated companies have continued to pay all amounts billed by Penn Telecom, including the disputed amounts. As such, except for invoices that may be outstanding in the normal course of business on customary thirty day payment terms, there are no amounts contained in our accounts receivable balance related to this dispute as of December 31, 2006. In addition, as it is currently our belief that Penn Telecom’s access rates are justified, we have not established an accrued liability related to Verizon’s claim as of December 31, 2006. In the event that we are not successful in this proceeding, we may be required to record charges to our income statement in subsequent periods for all or part of the amount of Verizon’s outstanding claim as of December 31, 2006. Furthermore, if we are not successful in this proceeding, there exists a risk that other carriers may file claims similar to those of Verizon, and we may ultimately be liable for amounts in excess of the $1,346 claimed solely by Verizon and its affiliated companies.

As of the date hereof, except for the Verizon complaint described above and other routine regulatory matters before the PA PUC and FCC, including matters summarized in this Annual Report which could result in the expansion of competition, there were no material pending legal or governmental proceedings to which the Company or any of its subsidiaries is a party or which property of the Company or any of its subsidiaries is the subject, other than ordinary routine litigation and ordinary routine utility matters incidental to the business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

ADDITIONAL ITEM FOR PART I

Executive Officers of the Registrant

Information regarding the Registrant’s Executive Officers and Chairman of the Board of Directors is provided below. In addition to the positions and business experience related to the Registrant, additional information related to North Pittsburgh Telephone Company, the Registrant’s predecessor, is also presented.

Executive Officers of the Registrant

Name and Business Experience	Age	Positions and Offices with Registrant (1), (2) & (3)

Charles E. Thomas, Jr. Registrant and North Pittsburgh Telephone Company: Chairman of the Board of Directors since 1998; Director since 1993. Partner in the law firm of Thomas, Thomas, Armstrong & Niesen, Harrisburg, PA (which has been retained as general counsel to the Registrant) since the formation of this firm in 1991; Partner in the law firm of Thomas & Thomas from 1977 to 1990.	63	Director, Chairman of the Board of Directors

Harry R. Brown Registrant: Director since 1989; President since 1998; formally designated Chief Executive Officer on October 23, 2002; Vice President from 1992 to 1998. North Pittsburgh Telephone Company: Director since 1989; President and General Manager since 1998; Vice President—Operations from 1987 to 1998; Assistant Vice President—Operations from 1986 to 1987; Network Engineering Manager from 1984 to 1986; Equipment Supervisor from 1975 to 1984.	70	Director, President and Chief Executive Officer

Allen P. Kimble Registrant: Director since 1998; Senior Vice President since May 20, 2005; formally designated Chief Financial and Accounting Officer on October 23, 2002; Vice President from 1989 to 2005; Treasurer from 1985 to 2005; Secretary from 1993 to 1998. North Pittsburgh Telephone Company: Director since 1998; Senior Vice President—Finance since May 20, 2005; Vice President from 1989 to 2005; Treasurer from 1979 to 2005; Secretary from 1993 to 1998; Assistant Vice President from 1987 to 1989; Assistant Secretary from 1979 to 1993; Assistant Secretary—Treasurer from 1977 to 1979.	60	Director, Senior Vice President and Chief Financial and Accounting Officer

N. William Barthlow Registrant: Vice President since 1994; Secretary since 1998; Assistant Secretary from 1993 to 1998; Assistant Vice President from 1990 to 1994. North Pittsburgh Telephone Company: Vice President—Marketing and Service since 1999; Vice President—Marketing and Revenues from 1994 to 1999; Secretary since 1998; Assistant Secretary from 1993 to 1998; Assistant Vice President—Revenue Requirements from 1989 to 1994; Revenue Requirements Manager from 1987 to 1989.	52	Vice President and Secretary

Name and Business Experience	Age	Positions and Offices with Registrant (1), (2) & (3)

Kevin J. Albaugh Registrant: Vice President since 1999. North Pittsburgh Telephone Company: Vice President—Regulatory Affairs since 1999; Manager and Assistant Vice President—Revenues from 1997 to 1998; Revenue Requirements Supervisor from 1993 to 1997.	55	Vice President

Frank A. Macefe Registrant: Vice President since 1999. North Pittsburgh Telephone Company: Vice President—Sales since 1999; Assistant Vice President—Marketing from 1989 to 1998; Marketing Manager from 1979 to 1989; Marketing Supervisor from 1978 to 1979.	58	Vice President

Matthew D. Poleski Registrant: Vice President and Treasurer since May 2005. North Pittsburgh Telephone Company: Vice President and Treasurer since May 2005; Corporate Financial Manager from 2001 to 2005; Senior Financial Analyst from 2000 to 2001.	32	Vice President and Treasurer

Albert W. Weigand Registrant: Vice President since 1999. North Pittsburgh Telephone Company: Vice President—Operations since 1999; Assistant Vice President—Operations from 1997 to 1998; Senior Planning Engineer from 1995 to 1997; Planning Engineer from 1986 to 1995; Customer Equipment Supervisor from 1984 to 1986; Customer Equipment Engineer from 1979 to 1984.	48	Vice President

(1)	Directors. Messrs. Thomas, Brown and Kimble were elected as Directors of the Company at the Company’s 2006 Annual Meeting of Shareholders held May 19, 2006, to serve until the 2007 Annual Meeting of Shareholders. Messrs. Thomas, Brown and Kimble will be nominees for reelection as Directors at the 2007 Annual Meeting of Shareholders.

(2)	Officers. All of the aforementioned officers were elected to their respective offices at a Board of Directors’ Organizational Meeting which followed the May 19, 2006 Annual Meeting of Shareholders. Executive employment agreements with Messrs. Brown, Kimble, Barthlow, Albaugh, Macefe and Weigand set forth the terms and conditions of their employment.

(3)	Arrangements. There are no arrangements or understandings between any of the Company’s executive officers or its Chairman of the Board and any other person pursuant to which any of them was selected as an officer.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is registered with the SEC pursuant to Section 12(b) of the Securities Exchange Act of 1934 and, effective January 10, 1997, the Company’s Common Stock commenced trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the Symbol ‘NPSI’. Prior thereto, the stock was not listed on any stock exchange and was considered as being traded on the OTC (Over-the-Counter) market. The Nasdaq high and low sales prices for the Company’s Common Stock for each quarter of 2006 and 2005 are listed below:

	2006 High	2006 Low	2005 High	2005 Low
First Quarter	$24.16	$19.00	$25.33	$18.60
Second Quarter	28.35	19.81	21.54	17.33
Third Quarter	28.24	23.27	21.60	18.73
Fourth Quarter	27.00	23.17	20.60	18.10

Calculated on the basis of the number of shareholder accounts, the Company had approximately 2,216 common shareholders on February 26, 2007.

Cash dividends on the outstanding shares of the Company’s Common Stock were declared by the Company quarterly in 2006 and 2005, and an additional, special dividend was declared on the outstanding shares of Company Common Stock in the second quarter of 2006. The per share amounts of such dividends were as follows:

	2006	2005
First Quarter	$.19	$.18
Second Quarter	.20	.19
Third Quarter	.20	.19
Fourth Quarter	.20	.19

Total Regular Dividends	$.79	$.75

Special Dividend (paid in second quarter)	1.00	—

Total Dividends	$1.79	$.75

The Company did not sell any of its securities during the fiscal year ended December 31, 2006 that were not registered under the Securities Act of 1933, as amended.

The Company did not repurchase any of its securities during the fourth quarter of 2006.

The performance graph comparing the yearly percentage change in the Company’s cumulative total shareholder return is incorporated into this Item 5 by reference to the Company’s 2006 Annual Report to shareholders to be furnished to its shareholders in connection with the Company’s 2007 Annul Meeting of Shareholders and to the SEC.

Item 6. Selected Financial Data

(Amounts in Thousands Except Per Share Data)

The following summary of Selected Financial Data for the years 2006 – 2002 should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

	2006	2005	2004	2003	2002
Operating revenues	$103,465	$109,804	$106,082	$103,147	$92,408
Operating expenses	78,524	78,066	78,703	79,777	69,528

Net operating income	24,941	31,738	27,379	23,370	22,880
Interest expense	(1,402)	(1,639)	(1,931)	(2,126)	(3,990)
Interest income	2,546	1,457	406	202	530
Dividend income	20	1,140	1,171	610	6
Gain on redemption of investment[3]	19,622	—	—	—	—
Equity income of affiliated companies	8,623	6,001	5,622	3,085	2,809
Sundry expense, net	(133)	(48)	(132)	(153)	(1,465)

Income from continuing operations before income taxes	54,217	38,649	32,515	24,988	20,770
Income tax expense	22,473	15,407	13,408	10,303	8,574

Income from continuing operations	31,744	23,242	19,107	14,685	12,196

Discontinued operations, net of tax[4]	11	(186)	(147)	(68)	(78)

Net income	$31,755	$23,056	$18,960	$14,617	$12,118

Weighted average common shares outstanding	15,005	15,005	15,005	15,005	15,005

Basic and diluted earnings per share:
Income from continuing operations	$2.12	$1.55	$1.27	$.97	$.81
Income (loss) from discontinued operations	—	(.01)	(.01)	—	—

Net income per share	$2.12	$1.54	$1.26	$.97	$.81

Dividends declared per share of Common Stock[5]	$1.79	$.75	$.72	$.68	$.68

Total assets	$157,433	$159,200	$155,500	$151,255	$150,403

Long-term debt	$15,427	$18,512	$21,597	$24,682	$27,767

Long-term obligations under capital lease	$2,790	$3,731	$4,588	$5,539	$6,611

[3]	Reflects gain recognized on the redemption of North Pittsburgh’s Rural Telephone Bank (RTB) stock in April of 2006.
[4]	Reflects the results of our telecommunications equipment operations, which were sold on December 30, 2005 and have been classified as discontinued operations.
[5]	Includes a $1.00 per share special dividend declared in April of 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Overview

We are a telecommunications company with annualized revenues of over $100 million. Our original core business, which dates back to 1906, consisted primarily of providing telecommunications services in our ILEC territory, which today covers approximately 285 square miles and is located north of the City of Pittsburgh, Pennsylvania. In 1995, as the Internet was still in its relatively early stages, we purchased a small ISP as a segue into that area of the communications marketplace. During 1999, we began to expand our business beyond our ILEC territory via a CLEC edge-out strategy. In addition, from 1997 through 2001, we invested approximately $83 million in our ILEC territory to upgrade the majority of our network and to deploy a CSA architecture in order to allow us to offer advanced broadband products. Starting in 2006 we began expanding on this CSA architecture by deploying fiber even deeper into our ILEC network, thereby allowing us to significantly upgrade our data products and services.

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

Industry Dynamics

The overall structure of the telecommunications industry has been rapidly changing. There has been industry consolidation among the largest companies, with the two largest IXCs (AT&T and MCI) being acquired by SBC (newly renamed AT&T) and Verizon, respectively. The new AT&T subsequently purchased BellSouth, which resulted in consolidation of both wireline and wireless assets. The wireless sector has also been consolidating, spurred by the Sprint-Nextel combination and the subsequent acquisitions of many of the former Sprint and Nextel independent affiliates. The telecommunications industry is also being greatly impacted by the emergence of new entrants into the market, such as cable companies that are offering triple play packages of voice, video and broadband services.

Demand for the traditional voice telecommunications business has also been negatively impacted by the proliferation of wireless services and their one-rate bundled pricing plans that include large (if not unlimited) buckets of minutes, by the popularity of alternative communication technologies such as email and instant messaging and by technological advances such as cable modems and DSL that obviate the need for secondary, and in some cases primary, access lines. Although the overall market for voice telecommunications services has been expanding, the numerous sources of new competition for almost all aspects of this market have resulted in price decreases for many voice products and services.

Broadband growth has been a bright spot in the overall industry during the past several years. However, the broadband market is very competitive, with little differentiation to the end-user customer between products offered by telephone and cable companies. As such, pricing has been the main focus in winning new customers and retaining existing customers. Although the costs to deliver broadband technologies have decreased over the past several years, profit margins have continued to be squeezed by pricing decreases to customers.

The proliferation of broadband access has also resulted in new competition from innovative technologies, such as VoIP, that threaten to further decrease the revenues received from the traditional voice business. Besides potentially displacing the need for a secondary or primary line, the potential regulatory definition and classification of VoIP services (which takes on many forms) may have a significant impact on the current access compensation structure.

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

Highlights and Outlook

Net income for 2006 was $31,755, or $2.12 per share, as compared to $23,056, or $1.54 per share, for 2005. Significant items that were not routine in nature impacted both years. As discussed in more detail in Note 12 to the Consolidated Financial Statements included in this Form 10-K, our North Pittsburgh subsidiary received its redemption payment of $19,622 from the RTB during the second quarter of 2006. We recognized a gain in the full amount of the proceeds, which, on an after tax basis, contributed $11,479 to the net income recorded for 2006. With respect to the prior year, the second quarter of 2005 was favorably impacted by a settlement agreement reached with a carrier. The $2,404 settlement, which covered the exchange of traffic between North Pittsburgh and the carrier over a multi-year period of time, resulted in a $1,604 increase in revenues and an $800 decrease in operating expenses. On an after tax basis, the settlement contributed $1,406 to the net income recorded for 2005. Although settlements with carriers in the telecommunications industry in general, and for us specifically, are not unusual due to the byzantine nature of intercarrier compensation rules and regulations, many of which are based on pre-competitive and pre-IP based models and principles, the 2005 settlement referred to above, which covered the exchange of traffic over a number of years, was unusually large compared to our history of other such settlements.

Operating revenues for 2006 decreased $6,339, or 5.8%, from 2005. The impact from the aforementioned carrier settlement that occurred in the prior year second quarter contributed $1,604 to this decrease. Revenues from all other sources decreased $4,735 during 2006. This decrease in revenues was partially attributable to a decline in revenue generated from PRI services provisioned to ISPs in our edge-out markets and the associated local reciprocal compensation access revenues we earn from terminating the PRI traffic. The consolidation of our ISP customer base, which has led to the elimination of redundant and excess facilities, the general decline in the dial-up Internet market and the migration of some ISP customers to managed host providers have led to the decline in data PRIs and their associated MOUs. Revenues from PRI circuits and the associated local reciprocal compensation revenues decreased by $933 during 2006. We expect this trend to continue to a lesser degree for comparative purposes of 2007 over 2006 revenues because 2007 will contain a full year’s impact of the decrease in data PRIs and their associated reciprocal compensation revenues. However, due to the fact that the number of our data PRI’s has decreased from 297 circuits at the beginning of 2005 to 17 circuits at December 31, 2006, we expect only a minimal revenue impact from the potential loss of these remaining circuits on a future sequential quarterly basis going into 2007 because our exposure has become much more limited.

Revenues have also been negatively affected by an increase in competition experienced in our ILEC territory, as the two main cable companies whose service areas overlap the majority of our ILEC territory launched their own proprietary voice services in the beginning of 2006. During 2006, we experienced a 7,092, or 10.1%, access line decrease in our ILEC territory. This compares to an access line decrease of 2.6% experienced in 2005. Our addition of 2,312 access lines in our CLEC edge-out markets during 2006 was not enough to offset the loss of access lines in our ILEC market, resulting in a $469 decrease in local dial tone revenues for 2006. The effect of competition, however, has been more pronounced on our toll revenues, as we have experienced a $1,228 decrease in such revenues in 2006. We have been aggressive in promoting newer calling plans with either unlimited or flat rate toll at different tiered MOU levels in order to match competitive offerings. By doing so, we have actually been very successful in winning customers in our ILEC territory from the traditional IXCs, although this is detrimental in the short-term to our originating access revenues. In addition, we have been aggressive in marketing these newer plans to our existing toll customers, who may have been on higher rated calling plans, in an effort to have them proactively switch to our newer calling plans. As a result of the combination of winning toll customers away from the traditional IXCs and the conversion of existing customers on higher rated plans, we have experienced an approximate 7,500 subscriber line increase to our unlimited packaged plan, 1000 anytime minutes plan and 250 anytime minutes plan in our ILEC territory. These plans, however, have been aggressively priced to compete with plans marketed by our competitors, such as wireless carriers, VoIP providers and the two main cable companies in our ILEC territory. For instance, a year ago we charged over $55.00 on average for the individual services that now comprise our unlimited calling plan (local dial tone, toll and enhanced features). Today, we have priced our unlimited calling plan at $39.95, with a six-month promotional price of $29.95. Although our proactive approach to signing up customers to these newer priced plans most likely has resulted in an acceleration of our revenue decrease in the short-term, we believe that these customers will have less incentive to switch to one of our competitors’ offerings in the future and that our strategy will ultimately prove beneficial to our long-term results, especially when considering the other revenue sources (such as local dial tone revenues, access revenues and Universal Service Fund (USF) revenues) that we lose if a customer switches to a competitor.

In addition, access revenues have decreased from the prior year, mostly due to a decrease in overall access MOUs on our network and from a decrease in revenues recognized from the NECA pool in which our ILEC, North Pittsburgh, participates. Broadband growth has been a bright spot, although the $800 increase in such revenues in 2006 was not enough to offset the impact of the above-mentioned effects of the decreases in PRI related, local dial tone, toll and access revenues.

For 2007, we believe that revenues will continue to trail those amounts earned during the comparable 2006 periods due to multiple factors. First, as discussed in more detail in the “Risk Factors” section in Item 1A in this Form 10-K, interstate revenues for our ILEC will be negatively impacted by both the normal modifications to the NECA average schedule formulas as well as the structural changes to those formulas that were made with the recent NECA tariff filing for the July 1, 2006 through June 30, 2007 period as well as potentially from the proposed modifications to the average schedule formulas for the July 1, 2007 through June 30, 2008 period. Second, as noted above, we recently have seen competition intensify in our ILEC market as the two cable companies that overlap the majority of our incumbent market have recently launched and are heavily promoting their proprietary telecommunications offerings. Our ILEC continues to enjoy several forms of regulatory protection regarding non-facilities based competition, and the entry into our market by the cable companies marks the first main thrust of competition from non-wireless service providers, other than the competition we have experienced in the past and continue to experience from facilities based CAPs competing for larger business customers. We have also begun to experience some competition from CLECs, as several have recently negotiated interconnection agreements and have begun to offer services to customers within our ILEC’s territory. For the fourth quarter of 2006, access lines in our ILEC territory decreased by 3,030, our highest recorded quarterly loss of access lines, primarily as a result of number portability becoming available to our cable competitors during the third quarter of 2006. For the first two months of 2007, we have experienced a 1,331 decrease in ILEC access lines, which represents an approximate 35% decrease in the loss rate experienced on an average monthly basis from our fourth quarter of 2006. Although we reasonably expect that our ILEC access line loss rate for 2007 will be lower than that experienced in our most recent completed quarter (fourth quarter of 2006), the loss rate will most likely still be significantly higher than we have historically experienced prior to the entrance of our cable competitors into the telephony market in 2006. Third, as also described above, revenues earned from PRIs provisioned to ISPs in our edge-out markets and the associated local reciprocal compensation access revenues we earn from terminating the PRI traffic will continue to show comparative decreases in 2007 over 2006 due to the loss of PRI circuits that we have experienced, although we expect the comparative decreases in 2007 to be significantly less than the $933 decrease experienced in 2006 from those amounts earned in 2005. Finally, pricing pressures are anticipated to continue for the majority of the products and services that we provide.

We expect that new revenue generation will continue to be driven by the addition of new customers in our edge-out markets, the introduction of new products and services and by further broadband penetration. The capital investments that we have made in 2006 to push fiber deeper into our ILEC network will allow us to deploy our next generation DSL product during 2007. We have been achieving speeds ranging from 20 to 25 megabits per second in our current trials, and we anticipate launching the new broadband service on a broader base in the second quarter of 2007. For a period of time, this product should give us an important differentiating factor from the broadband products offered by our cable competitors because it is approximately three times faster than our competitors’ products. In addition, we have seen robust growth in our multi-megabit metro Ethernet product, which we expect will continue into 2007. We will continue to focus to an even greater extent on bundled product offerings, which we anticipate will continue to drive value to our customers and serve as a tool for retention of our existing customer base. We have also introduced a business grade VoIP product, which we anticipate will enable us to further penetrate our existing edge-out markets as well as allow us to expand into adjacent new markets that previously were less attractive from a full facilities based edge-out approach.

Total operating expenses for 2006 increased $458, or 0.6%, from the prior year. This increase was predominately due to a $5,119 increase in network and other operating expenses, although $800 of the comparative increase was due to the prior year period benefiting from the cumulative reduction to operating expenses associated with the aforementioned settlement with a carrier in 2005. Although total revenues declined in 2006, network and operating costs increased, mostly due to the lack of a direct correlation between some of our revenues and underlying network and operating expenses. For instance, network and operating expenses can grow disproportionately to changes in our overall access line count. In the event of the loss of an access line in our ILEC territory, there is very little in the form of direct variable costs that are eliminated as a result of the loss of the line, because the majority of the underlying costs associated with that line are tied to fixed capital investments. However, with the addition of an access line in our CLEC territory, many of which have variable costs in the form of leased facilities from the incumbent, there not only may be an increase in ongoing leased facility expense but there also are up-front variable costs such as commission, provisioning and installation expenses associated with that line. During 2006, we experienced increases in the direct costs associated with the growth in access lines and access line equivalents in our CLEC edge-out markets, such as fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not wholly provision over our own facilities, and increases in fees paid to terminate the increased local, toll and Internet traffic generated by our customer base. In addition, combined labor and benefit expenses increased approximately $1,470 during 2006 and operational support system (OSS) related expenses increased $285, mostly as a result of costs incurred during the second and third quarters of 2006 associated with the migration to a new billing system at one of our subsidiaries. These increases in network and other operating expenses were mostly offset by a $4,616 decrease in depreciation expense pursuant to changes in the useful life estimates of certain main categories of North Pittsburgh’s telephone plant and equipment during the fourth quarter of 2005. These changes in the estimated useful lives of certain assets and their effects on depreciation expense are described more fully in Note 11 to the Consolidated Financial Statements included in this Form 10-K.

With the backdrop of the decreases in revenues resulting from the loss of access lines in our ILEC territory and the negative developments we have been experiencing with respect to our access revenues, we have been working diligently on expense reduction initiatives. First, during 2006, we worked on an overall restructuring of our healthcare plans that, once restructured, were put through a competitive biding process with various healthcare providers. As a result, we expect that our overall costs associated with our healthcare plans for active employees will decrease by approximately $900 on an annualized basis, effective with the plans’ years beginning January 1, 2007. Second, we restructured the postretirement benefit plans at our North Pittsburgh subsidiary by amending North Pittsburgh’s qualified defined benefit pension plan (Pension Plan) to freeze the future pension benefit accrual effective December 31, 2006 for those employees not covered by the collective bargaining agreement. The freezing of the benefit accrual was partially offset by an enhanced formula for employer contributions into the North Pittsburgh 401(k) plan. As a result of the net effects of the amendments to the Pension Plan and 401(k) plan, the positive impact of the Pension Plan’s 14% return on plan assets experienced in 2006, and the positive impact experienced in our postretirement healthcare plan from the aforementioned decrease in healthcare costs effective January 1, 2007, our costs associated with postretirement benefits are expected to decrease by approximately $1,600 in 2007 (exclusive of any one-time charges associated with the early retirement incentive program discussed immediately below). Finally, as discussed in more detail in Note 15 to the Consolidated Financial Statements included in this Form 10-K, we have in place through March of 2007 a voluntary early retirement incentive program for certain eligible non-union employees of North Pittsburgh. We anticipate that this program will provide several million dollars in ongoing cost savings during 2007, although we expect to incur large one-time charges in the first quarter of 2007 from the re-measurement of our Pension Plan and other postretirement benefit plans to account for the early retirement benefit enhancement and the acceleration of the pension and postretirement healthcare and life insurance obligations for those participants who elect to retire under the incentive program.

The anticipated savings resulting from our expense reduction initiatives will most likely be partially offset by increases in variable costs that we may incur if we continue to add customers in our CLEC territory and leased backbone and infrastructure expenses associated with our expected growth in data products during 2007. In addition, our overall operating expenses will no longer be favorably impacted by the aforementioned decrease in depreciation expense, as, for comparative purposes, both full year 2006 and full year 2007 will contain the reduced depreciation levels for the re-evaluated assets of North Pittsburgh.

We have benefited from investments we made in the last two decades in three wireless partnerships, all of which today are majority owned and operated by Verizon Wireless. Instead of deploying the majority of our investment capital into forming and operating our own wireless business, in which we would have been at a tremendous disadvantage competing in a market dominated by national carriers with billions of dollars in capital resources, we alternatively invested in three wireless partnerships covering Pittsburgh and other portions of Western Pennsylvania. Total equity income recorded from our investments in the wireless partnerships increased $2,718 in 2006 over 2005.

Our financial condition and balance sheet have continually improved over the last several years through prudent investment strategies and strong cash flows generated from operating activities. Unlike many telecommunication companies that have substantially leveraged their businesses, we have a greater amount of cash and temporary investments on hand ($49,518 at December 31, 2006) than our total debt outstanding ($18,512 at December 31, 2006). Our financial condition gives us the ability to invest in new products and/or opportunities and the flexibility to continue to evaluate ways to create greater shareholder value, whether through our dividend policy, capital investments, stock repurchases or other investment opportunities.

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, and the notes thereto, included in this annual report.

2006 vs. 2005

Net income for 2006 was $31,755, or $2.12 per share, compared to net income of $23,056, or $1.54 per share, for 2005. The increase in net income was attributable to the following factors:

Operating Revenues

Total operating revenues decreased $6,339, or 5.8%, during 2006. This decrease was the result of decreases in local network services revenues of $1,586 (5.1%) and long distance and access services revenues of $4,914 (7.5%), offset partially by an increase in directory advertising, billing and other services revenues of $21 (1.5%) and other operating revenues of $140 (1.2%).

Decreases in local network services revenues of $1,586, or 5.1%, were primarily attributable to the following factors:

•

PRI revenues generated from end-users declined $332 as a result of decreases in data PRIs provisioned in our edge-out markets. In addition, the associated local reciprocal compensation revenues earned from terminating local traffic generated mostly from these PRIs decreased by $601. The consolidation of our ISP customer base, which has led to the elimination of redundant and excess facilities, the general decline in the dial-up Internet market and the migration of some ISP customers to managed host providers have led to the decline in data PRIs and their associated MOUs.

•

Local dial tone revenues decreased $469 as a result of total access lines (including CLEC) decreasing by 4,780 lines, or 4.3%, from 111,077 access lines as of December 31, 2005 to 106,297 access lines as of December 31, 2006. More specifically, the total decrease was a result of a 7,092 access line decrease in our ILEC market offset partially by a 2,312 access line increase in our edge-out markets.

•

Enhanced feature revenues (which include revenues from custom calling features such as voicemail, caller ID, call waiting, etc.) decreased $152, mostly as a result of deep discounts offered on these services when a customer subscribes to one of our bundled calling plans.

The decrease in long distance and access services revenues6 of $4,914, or 7.5%, was primarily attributable to the following factors:

•	Access revenues decreased $4,246, primarily due to the following factors:

–	Access revenues for 2005 were positively impacted by the aforementioned settlement between North Pittsburgh and a carrier, resulting in a $1,604 increase in terminating access revenues realized over the amount which had been estimated and accrued over a multi-year period.

–	We have experienced a decrease in overall access MOUs on our network. Part of the decrease in revenues derived from billing access MOUs to IXCs is due to our cannibalization of originating access MOUs on our ILEC network as a result of our increased penetration of toll subscribers in our ILEC territory. We have been aggressive in promoting calling plans with either unlimited or flat rate toll at different tiered MOU levels and have won many subscribers from traditional IXCs. Although total access lines in our ILEC market decreased by 7,092 lines in 2006, actual toll MOUs generated by our customers in our ILEC market during 2006 increased by approximately 10.2 million MOUs over the prior year. This results in a shift in revenues received previously in the form of originating access from IXCs to toll revenues received directly from our end-user customers. We estimate that this cannibalization of originating access MOUs accounted for approximately $540 of the decrease in access revenues. Absent this cannibalization, access MOUs decreased by approximately 7%, which is commensurate with the overall 4.3% decrease in aggregate access lines experienced during 2006 in combination with the industry-wide shifting of wireline telephony voice MOUs to wireless and alternative communication technologies such as email, instant messaging and VoIP.

–	During 2006, several items have impacted North Pittsburgh’s interstate access revenues recognized from the NECA pool. First, as described in more detail in the “Risk Factors” section in Item 1A in this Form 10-K, interstate revenues for North Pittsburgh were negatively impacted by both the normal modifications to the NECA average schedule formulas as well as the structural changes to those formulas that were effective July 1, 2006. Revenues for the second half of 2006 decreased by approximately $450 as a result of the new average schedule formulas. Second, average schedule formulas are driven by demand data, the most important of which are access lines and interstate access MOUs. In conjunction with the access line and interstate access MOU decreases experienced by North Pittsburgh, its revenue requirement from the NECA average schedules decreased by approximately $500 for 2006, on a static basis (meaning keeping the average schedule formulas constant with those respective formulas in effect during 2005; as such, this $500 decrease is related solely to demand data and is exclusive of the $450 decrease attributable to the change in the average schedule formulas discussed above). Third, adjustments pertaining to prior year periods that have processed through the NECA pool have been higher than experienced over the past several years. As described in more detail in the Critical Accounting Policies section of this Item 7, amounts recognized through the NECA pool are subject to adjustments that may ultimately either increase or decrease the final amount of revenues realized for a given period from the amount projected. We maintain accruals that involve a variety of estimates, many of which are predicated on past experience, in order to anticipate the impact of such adjustments. The uncharacteristically high amount of prior year adjustments processed through the NECA pool during 2006 negatively

[6]

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

impacted current period revenues by approximately $175. Finally, the fourth quarter of 2005 benefited from North Pittsburgh’s settlement contribution, as calculated by NECA, for pool over earnings for the most recent settled two-year monitoring period being approximately $275 lower than accrued, resulting in a positive adjustment to settlement revenues realized in 2005.

•

Overall toll revenues decreased $1,228. We have continued to be successful in bundling toll in our edge-out markets (in which the number of access lines grew by 2,312), with a current 82% subscription rate, which has increased from a 79% subscription rate as of December 31, 2005. As mentioned above in the Highlights and Outlook section, we have also been successful in winning customers in our ILEC territory from the traditional IXCs and have been very proactive in an effort to switch our existing toll customers to our newer calling plans. These plans, however, have been aggressively priced to compete with plans marketed by our competitors, such as wireless carriers, VoIP providers and the two main cable companies in our ILEC territory that have recently launched their own telephone services. Although our proactive approach to signing up customers to these lower priced plans most likely has resulted in an acceleration of our revenue decrease in the short-term, we believe that these customers will have less incentive to switch to one of our competitor’s offerings in the future and that our strategy will ultimately prove beneficial to our long-term results, especially when considering the other revenue sources (such as local dial tone revenues, access revenues and USF revenues) that we lose if a customer switches to a competitor. We do expect, though, that over the short-term our toll revenue will continue to be negatively impacted by our proactive conversion of customers to our newer calling plans and that, over the long-term, pricing pressures on toll will continue to put downward pressure on the average effective revenue per MOU we receive.

Partially offset by:

•

Revenues generated from special access circuits increased approximately $560, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold in our ILEC territory. There has been an increase in trunking from wireless carriers and, with continued business growth in our ILEC territory, an increase in special access circuits ordered by large IXCs for corporate accounts.

The increase in directory advertising, billing and other services revenues of $21 was not material.

The increase in other operating revenues of $140, or 1.2%, was primarily attributable to an $800 increase in broadband revenues from DSL, multi-megabit metro Ethernet and other high capacity broadband circuits. Combined DSL lines (both wholesale and retail) sold increased from 14,386 as of December 31, 2005 to 15,592 as of December 31, 2006. Also, our multi-megabit metro Ethernet product, which is currently geared mostly for business applications and can deliver speeds from 1.5 to 100 megabits, has experienced growth. This increase in broadband revenues was partially offset by a $339 decrease in dial-up Internet revenues. Besides the normal attrition experienced in this market as customers convert to higher speed broadband connections, dial-up revenues were also impacted by a price reduction in our most popular plan from $21.95 to $14.95. This price reduction was implemented to help curtail customer churn to competitors’ lower cost dial-up offerings; even at $14.95, dial up customers are profitable. Also partially offsetting the increase in broadband revenues was the fact that the prior year included $79 in revenues from a fixed wireless trial and an approximate $130 benefit from the recovery of a previously written-off carrier receivable.

Operating Expenses and Net Operating Income

Total operating expenses increased $458, or 0.6%, during 2006. The change was the result of an increase in network and other operating expenses of $5,119 (9.0%), offset partially by decreases in depreciation and amortization expenses of $4,616 (26.0%) and state and local taxes of $45 (1.3%).

The increase in network and other operating expenses of $5,119, or 9.0%, was primarily due to the following factors:

•

Operating expenses for 2005 were positively impacted by the aforementioned settlement between North Pittsburgh and a carrier, resulting in a cumulative $800 reduction in traffic termination costs from the amount that had been estimated and accrued over a multi-year period.

•

An approximately $1,710 increase in direct costs associated with the growth in CLEC access lines and access line equivalents, toll subscribers in both our ILEC and CLEC markets and broadband subscribers across all subsidiaries. Such direct costs include the fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not provision over our own facilities and fees paid to terminate the increased local, toll and Internet traffic generated by our customer base.

•

A combined labor and benefit expenses increase of approximately $1,470, or 5.6%, during 2006. Current benefit expenses were a contributing factor to the increase, as we experienced increases in medical insurance premiums. Wages were up moderately, as the normal year over year wage increases were partially offset by a small reduction in headcount. Aggregate pension and other postretirement benefit expenses (excluding the curtailment charge discussed separately below), as described in more detail in Note 6 to the Consolidated Financial Statements included in this Form 10-K, remained relatively constant year over year.

•

As a result of the amendment to the North Pittsburgh Pension Plan that froze the benefit accruals for participants not covered by the collective bargaining agreement effective December 31, 2006, we recorded a $298 curtailment charge for the write-off of the remaining unamortized prior service costs attributable to those participants who had their benefit accrual frozen.

•

Total OSS expenses increased approximately $285, mostly as a result of costs incurred in the second and third quarters of 2006 associated with the migration to a new billing system at one of our subsidiaries. The conversion cut-over was completed in October of 2006.

•

A $270 increase in utility expenses, partially due to $183 in one-time charges pertaining to a tariff dispute with Verizon over collocation utility charges and a multi-year back billing resulting from a defective power meter at our carrier hotel.

The decrease in depreciation and amortization expenses of $4,616, or 26.0%, was predominately the result of an approximate $5,865 decrease in depreciation expense associated with North Pittsburgh’s telephone pole assets and its switching, circuit and central office equipment that existed at October 1, 2005. During 2005, North Pittsburgh conducted a comprehensive review of the useful life estimates of certain main categories of its telephone plant and equipment. Pursuant to that review, effective October 1, 2005, North Pittsburgh increased its useful life estimate for telephone poles and assigned a 5.5 year useful life to the remaining net book value of its TDM-related digital electric switching equipment, circuit equipment and central office equipment. The adjustments were made to more closely align the remaining depreciable lives of these assets with their true economic lives (please refer to our additional discussion of this change in accounting estimate in Note 11 to our Consolidated Financial Statements included in this Form 10-K). The decrease in depreciation expenses pertaining to these assets was partially offset by the normal growth in our depreciable asset base (gross property, plant and equipment), which grew by 5.4% over the course of 2006.

The decrease in state and local taxes of $45 was not material.

Overall, the decrease in total operating revenues of $6,339, coupled with the increase in total operating expenses of $458, resulted in a $6,797, or 21.4%, decrease in net operating income in 2006 as compared to 2005. As discussed above, a contributing factor to the decrease in net operating income was the $2,404 North Pittsburgh settlement with a carrier that occurred in the second quarter of 2005. Operating income from all other sources for 2006 declined $4,393, or 15.0%, in relation to 2005.

Other Items

Interest expense decreased by $237 during 2006 due to the continued scheduled pay-down of our Federal Financing Bank (FFB) notes and capital lease obligation.

Interest income increased by $1,089 during 2006 due to higher average invested cash balances as well as increases in the average interest rate received on our temporary investments. Our average interest rate earned on temporary investments was 4.9% during 2006 as compared to 3.1% during 2005.

Dividend income decreased $1,120 during 2006, mostly due to the redemption of our North Pittsburgh subsidiary’s RTB Class C stock in the second quarter of 2006 (see the discussion regarding gain on redemption of investment below). The dividend income from the RTB Class C stock represented $1,123 of the $1,140 in total dividend income earned for 2005.

Equity income of affiliated companies increased $2,622 during 2006 due mainly to a $2,718 increase in the amount of income generated from the Company’s limited partner interests in three wireless partnerships. These partnerships, all of which are majority owned and operated by Verizon Wireless, have continued to show strong growth in the number of customers and operating results. Customer growth for the Pittsburgh SMSA, RSA 6 I and RSA 6 II partnerships was 12%, 24% and 14%, respectively. Aside from customer growth, the results of the partnerships were also positively impacted by controlling expenses, which resulted in a larger percentage of the partnerships’ respective revenue increases flowing through to margin. For instance, the net loss experienced by the partnerships on the sale of equipment remained virtually flat over the prior year comparable period, despite the aforementioned customer growth. The current year period benefited from fewer promotions by the partnerships on phone equipment, more aggressive enforcement of equipment turnover policies and a positive increase in accessory sales (which traditionally carry high margins as compared to the loss experienced on most phone sales).

Gain on redemption of investment, which totaled $19,622, reflects the gain recognized in the second quarter of 2006 from the redemption of our North Pittsburgh subsidiary’s RTB stock (which is discussed in more detail in Note 12 to the Consolidated Financial Statements included in this Form 10-K).

The changes in sundry expense (net) were not material.

Income Taxes

Federal and state income tax expense was $22,480 for 2006, which reflected a tax expense of $22,473 on income from continuing operations and a tax expense of $7 on income from discontinued operations. For 2005, federal and state income tax expense was $15,275, which reflected a tax expense of $15,407 on income from continuing operations and a tax benefit of $132 on the loss from discontinued operations. The effective tax rate on income from continuing operations was 41.5% for 2006 as compared to 39.9% for 2005. The increase in the effective tax rate was partially a result of the decrease during 2005 in the valuation allowance for state net operating loss (NOL) carryforwards, which produced a tax benefit of $381 in 2005. In addition, the effective tax rate for 2005 was beneficially impacted by a positive true-up of our income tax liability during 2005.

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

•

Local reciprocal compensation revenues increased $246 as we benefited from being able to bill for traffic above the growth cap set in the original FCC Order on Intercarrier Compensation for ISP-Bound Traffic by virtue of the forbearance granted by the FCC in October of 2004 in the Petition of Core Communications, Inc. Actual reciprocal compensation MOUs decreased, however, by approximately 29% on a year over year basis due to the decline in data PRIs purchased by regional ISPs.

•

Revenues from other local exchange circuits, such as BRIs, frame relay and local private lines, increased by $255. We experienced growth in these circuits during 2005. In addition, during the summer of 2004, one large school district in our CLEC edge-out territory ordered approximately 550 BRIs. Those circuits were in service for only approximately six months in 2004, while revenues for 2005 benefited from having a full year of the associated revenues.

The increase in long distance and access services revenues of $240, or 0.4%, was primarily attributable to the following factors:

•

Special access circuits generated a revenue increase of approximately $256, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold in our ILEC territory. In addition, an increase in trunking from wireless carriers and a network reconfiguration from an IXC, which occurred in the second half of 2004, also added to the revenue increase in this category.

•

Overall toll revenues increased $170. We were successful in bundling toll in our edge-out markets (in which the number of access lines grew by 3,357), with nearly a 79% subscription rate at December 31, 2005. Our ability to increase our customer base was partially offset by continuing pricing pressures from the introduction of aggressively priced flat rate toll packages from competitors and VoIP providers and intense pricing competition in the wireless market.

Partially offset by the following:

•	Access revenues decreased approximately $186, primarily due to:

—	First, as described in the text above discussing local network service revenues, there was an approximate $1,400 reduction in North Pittsburgh’s intrastate access revenues in conjunction with the revenue neutral rate re-balancing that increased North Pittsburgh’s local residential and business rates and decreased its intrastate access rates.

—

Second, changes in NECA average schedule formulas used to determine North Pittsburgh’s interstate revenue requirement as well as some regulatory modifications and other events that have diminished North Pittsburgh’s ability to earn above the historical allowable rate of return caused these interstate revenues to decrease approximately $250. The majority of the revenue decrease was due to the fact that the July 1, 2004 through June 30, 2005 average schedule formulas produced a decrease in North Pittsburgh’s realized interstate revenues from those amounts realized from the average schedule formulas associated with the July 1, 2003 through June 30, 2004 tariff. These decreases in revenues realized through the NECA average schedule formulas were partially offset by North Pittsburgh’s settlement contribution, as calculated by NECA, for pool over earnings for the 2003-2004 monitoring period being approximately $275 lower than accrued, resulting in a positive adjustment to settlement revenues in the fourth quarter of 2005.

—	Third, in conjunction with the FCC’s Access Charge Reform Order, Penn Telecom’s interstate access rates were phased down over a three-year period that began in 2001. The final phase down decrease, which adjusted Penn Telecom’s rates to mirror the incumbents’ rates, was effective June 20, 2004 and resulted in an approximate $40 per month decrease in access revenues. Although Penn Telecom’s billable MOUs increased approximately 17% during 2005, interstate access revenues decreased approximately $170 due to the fact that the 2004 had approximately six months that benefited from the higher access rates.

—	Fourth, reductions in wireless intercarrier compensation rates contributed to a $250 decrease in access revenues received from wireless carriers, despite an increase in billable MOUs. As the majority of the decreases in rates were effective in the beginning of the third quarter of 2004, revenues for 2005 were impacted by a full twelve months of the reduced rates while revenues for 2004 were impacted by the reduced rates for only the last six months of that year.

—	The above-mentioned factors were partially mitigated in the second quarter of 2005 by the positive impact of the aforementioned settlement between North Pittsburgh and a carrier, which resulted in a $1,604 increase in terminating access revenues realized over the amount which had been estimated and accrued over a multi-year period. Concurrent with the execution of the settlement agreement, North Pittsburgh also executed an interconnection agreement with the carrier. During the last nine months of 2005, when the interconnection agreement was in place, North Pittsburgh’s revenues benefited by approximately $150 as a result of the difference between the final rates and terms of the interconnection agreement from those used historically in our estimates.

The increase in other operating revenues of $891, or 8.2%, was primarily due to the $784 growth in DSL and multi-megabit metro Ethernet revenues. Combined DSL lines (both wholesale and retail) sold increased from 12,063 as of December 31, 2004 to 14,386 as of December 31, 2005. Also, we introduced in 2004 a multi-megabit metro Ethernet product. Geared mostly for business applications, the multi-megabit metro Ethernet product experienced robust growth during 2005. Revenues earned from other Internet related products and services, such as web development services, also increased over the prior year.

The decrease in directory advertising, billing and other services revenues of $9 was not material.

Operating Expenses and Net Operating Income

Total operating expenses decreased $637, or 0.8%, during 2005. The change was the result of decreases in depreciation and amortization expenses of $1,161 (6.1%) and state and local taxes of $89 (2.5%), offset partially by increases in network and other operating expenses of $613 (1.1%),

The decrease in consolidated depreciation and amortization expenses of $1,161, or 6.1%, was predominately the result of changes in the useful life estimates of certain main categories of North Pittsburgh’s telephone plant and equipment (please refer to our additional discussion of these changes in accounting estimates in Note 11 to the Consolidated Financial Statements included in this Form 10-K). These changes in accounting estimates, which affected our fourth quarter results of operations, decreased our 2005 depreciation expense by $1,955. Otherwise, depreciation expense for all other assets increased $794 as the depreciable asset base (gross property, plant and equipment) grew 3.7% over the course of 2005.

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

•

Increases in combined labor and benefit expenses of approximately $800, or 3.0%, during 2005. Payroll expense was up due in part to the effects of the normal year over year wage increases. In addition, capitalized labor decreased approximately $250 from the prior year, due mostly to a greater mix of repair and maintenance work as compared to capital construction work during 2005. Current benefit expenses (mostly composed of medical insurance premiums) declined slightly, primarily due to decreases in medical insurance premiums at the Company’s North Pittsburgh subsidiary as a result of an increase in employee co-payments as well as more favorable experience ratings received for our 2005 premiums (2003 and 2004 premium increases were abnormally large due to an unusually high number of severe medical cases, which negatively impacted the experience-rated portion of our insurance premiums). Aggregate postretirement benefit expenses, as addressed in more detail in Note 6 to the Consolidated Financial Statements included in this Form 10-K, remained relatively constant year over year.

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

Other Items

Interest expense decreased during 2005 by $292 due to the continued scheduled pay-down of our FFB notes and capital lease obligation.

Interest income increased $1,051 during 2005 due to higher average invested cash balances as well as increases in the average interest rate received on our temporary investments. Our average interest rate earned on investments was 3.1% during 2005 as compared to 1.0% during 2004.

Dividend income decreased $31 during 2005, mostly as a result of the dividend yield on our RTB Class C stock decreasing to 5.74% in 2005 as compared to 6.0% in 2004. The dividend income from the RTB Class C stock represented $1,123 of the $1,140 in total dividend income earned for 2005.

Equity income of affiliated companies increased $379 during 2005 due mainly to a $387 increase in the amount of income generated from the Company’s limited partner interests in three wireless partnerships. These partnerships, all of which are majority owned and operated by Verizon Wireless, continued to show strong growth in the numbers of customers. We also benefited from a reduction in the partnerships’ switching costs that became effective with the partnerships’ results of operations recorded in our second quarter of 2004, which we estimate contributed approximately $225 to the overall increase in equity income (the positive comparative impact was experienced primarily in the first quarter of 2005 over the first quarter of 2004 results). Detracting from the performance of the wireless partnerships were increases in customer acquisition costs and net roaming expense during 2005. Finally, we recorded a $98 decrease in equity income during 2005 as a result of adjustments to the partnerships’ 2004 results of operations pursuant to their annual audits for 2004.

The changes in sundry expense (net) were not material.

Income Taxes

Federal and state income tax expense was $15,275 for 2005, which reflected a tax expense of $15,407 on income from continuing operations and a tax benefit of $132 on the loss from discontinued operations. The effective tax rate on income from continuing operations was 39.9% for 2005 as compared to 41.2% for 2004. The decrease in the effective tax rate was partially a result of the decrease in the valuation allowance for state NOL carryforwards, which produced a tax benefit of $381 in 2005 as compared to $61 in 2004. The larger tax benefit recorded in 2005 was primarily a result of the elimination of a valuation allowance on one of our subsidiaries pursuant to its current history of producing state taxable income, which enabled us to predict that it was probable that all of the NOL will be utilized. The decrease in the effective tax rate was also impacted by a positive true-up of our income tax liability during 2005.

Liquidity and Capital Resources

	December 31, 2006	December 31, 2005
Cash and temporary investments	$49,518	$55,567
Working capital	$45,748	$51,940
Long-term debt (including current maturities)	$18,512	$21,597

Cash and temporary investments were $49,518 at December 31, 2006 as compared to $55,567 at December 31, 2005. The decrease was a result of cash flows used for financing activities exceeding those cash flows provided by operating and investing activities. Cash flows from operating activities from continuing operations were $13,863 for 2006, an $18,860 decrease from 2005. There were several reasons for this decrease. First, Statement of Financial Accounting Standards (SFAS) No. 95, “Statement of Cash Flows”, prescribes that all income taxes paid be classified as operating cash outflows, regardless of whether the underlying transactions or events which produced the taxable income were operating, investing or financing in nature. Although the $19,622 in cash received by North Pittsburgh from the redemption of its RTB stock is classified as cash provided by investing activities, the approximate $6,180 in taxes paid during 2006 in association with this transaction therefore is classified in operating activities. As of December 31, 2006, we have approximately $1,960 of outstanding current tax liabilities associated with the gain recognized from the RTB stock redemption that will be paid in April of 2007. Similarly, pursuant to SFAS No. 95, income taxes paid on our wireless partnership investments are classified as operating cash outflows, although the distributions received from these partnership investments are classified as cash provided by investing activities. Income taxes paid in conjunction with our wireless partnership investments increased by approximately $1,450 in 2006 from those amounts paid in 2005 because the income produced from these investments has increased. Second, cash flows from operations for 2005 were positively impacted by the receipt of the $2,404 in cash from the aforementioned North Pittsburgh settlement with a carrier, which contributed approximately $1,650 to the cash flow from operations for 2005 after the payment of applicable taxes. Third, net operating income decreased $6,797, from $31,738 for 2005 to $24,941 for 2006. Excluding the impact of the $2,404 prior year settlement that is separately discussed above, net operating income from all other sources decreased $4,393. However, 2006 benefited from a $4,616 decrease in depreciation and amortization expenses, which are non-cash operating expenses. As such, cash operating income for 2006 actually decreased by more than $9,000 from 2005. Finally, discretionary contributions made into the North Pittsburgh Pension Plan during 2006 were $200 higher than those contributions made in 2005.

Cash flows provided by investing activities from continuing operations were $10,346 for 2006, a $14,685 increase over 2005. The increase was primarily the result of the $19,622 in proceeds received from the redemption of North Pittsburgh’s RTB stock. There also was a $1,910 increase in distributions received from affiliated companies, with $1,958 of the increase coming from our wireless partnerships. This increase in distributions was due to an improvement in the income and cash flows generated by the wireless partnerships. Distributions from our investment in Boulevard, which totaled $200 for 2006, were $48 lower than the $248 in distributions received from Boulevard during 2005. Partially offsetting the above-mentioned factors was a $5,515 increase in expenditures for capital additions and a $1,184 investment in affiliated companies. The majority of the increase in expenditures for capital additions was a result of deploying fiber deeper into our ILEC network, which will enable us to provide more advanced data services and broadband based products in our ILEC territory. We also had expenditures of approximately $1,300 during 2006 associated with the purchase of equipment for our gigabit Ethernet core transmission backbone that we are in the process of installing in order to handle the expected increased demand for advanced data services and broadband based products. During 2006, we also upgraded our data infrastructure with the purchase of two new core routers and the addition of server capacity. The $1,184 investment in affiliated companies represented our purchase of an additional 2.3825% interest in the RSA 6 I wireless limited partnership in December of 2006.

We expended $30,684 during 2006 for financing activities from continuing operations, which included cash dividends and the scheduled repayments of debt and capital lease obligations. The amount was $15,467 higher than 2005, mostly as a result of a $15,606 increase in dividends paid by reason of a $15,005 ($1.00 per share) special dividend paid in the second quarter of 2006 and a $601 increase in regular quarterly dividends paid during 2006 over the prior year. The increase in dividends paid was offset partially by a $139 decrease in capital lease payments.

Temporary excess funds were invested in short-term cash equivalents that provide immediate liquidity for our scheduled cash distribution requirements, such as tax payments, debt principal payments, dividend payments and other predictable cash needs. We expect to continue the investment of such excess funds throughout 2007, which should enable us to meet all short-term obligations.

Working capital levels at December 31, 2006 decreased $6,192 from December 31, 2005. This decrease was commensurate with the overall $6,049 decrease in cash and temporary investments and was due to the items discussed above and also to the fact that a portion of the cash flow generated from operations was expended to reduce long-term liabilities. These expenditures consisted primarily of the scheduled payments on the Company’s debt and capital lease obligations and the $2,700 in discretionary Pension Plan contributions made during 2006.

The decrease in long-term debt was a result of scheduled principal repayments of $3,085 in 2006. We funded 100% of our 2006 expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the RUS in the maximum principal amount of $75,000. The total amount outstanding at December 31, 2006 to the FFB under this loan was $18,512, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of December 31, 2006 was $34,764. North Pittsburgh can draw against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of December 31, 2006, North Pittsburgh had approximately $4,021 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a book value of $80,089, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or make any other distributions to its shareholder, or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $4,642 of North Pittsburgh’s retained earnings was available for dividends and other distributions to the Registrant as of December 31, 2006. The Registrant has no restrictions on the amount of its retained earnings that are available for dividends and other distributions to its shareholders. However, because of the aforementioned restrictions on North Pittsburgh dividends and distributions, the portion of our consolidated cash and temporary investments available for dividends and other distributions to our shareholders as of December 31, 2006 was $47,634.

North Pittsburgh also has available through June of 2009 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1-1/2%. No borrowings have been taken against the line of credit and there are no commitment fees associated with it.

The following table discloses aggregate information about our contractual obligations and purchase commitments as of December 31, 2006:

	Payments Due by Period
Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (1)	$18,512	$3,085	$6,170	$6,170	$3,087
Interest on long-term debt	3,130	947	1,391	696	96
Capital lease obligations (2)	4,456	1,271	2,542	643	0
Operating lease obligations	1,037	369	650	18	0
Operational support systems obligations (3)	5,283	2,328	2,115	840	0
Purchase obligations (4)	5,670	4,791	362	231	286

Total cash obligations	$38,088	$12,791	$13,230	$8,598	$3,469

(1)	Inclusive of current portion of long-term debt.

(2)	Represents total minimum lease commitments (interest and executory costs are included).

(3)	We have entered into two contracts to outsource the majority of our operational support systems. The first contract, which is effective through August of 2008, has terms that made it non-cancelable by the Company through March of 2006. Since that non-cancelable period has expired, we have the right to cancel the contract but must pay a termination fee as defined in the contract. A second contract, for a separate system, is effective through September of 2011. Should we terminate that contract prior to the expiration of the term, we will be liable for minimum monthly usage payments as defined in the contract for the remaining term of the contract. The figures presented in the table are estimates due to the fact that a portion of the fee relating to billing services is variable, as it is partially calculated based on the number of service accounts.

(4)	The purchase obligations category represents various contractual arrangements and purchase commitments that we enter into in the ordinary course of business. These obligations include purchase orders for capital expenditures, network maintenance contracts, multi-year contracts for Internet backbone services and company advertising sponsorships.

We expect cash flows provided by operating activities and cash reserves for at least the next twelve months to be sufficient to service long-term debt and capital lease obligations, to pay dividends and to finance all capital projects. We currently expect a capital expenditure program for 2007 in the range of $14,000 to $15,000, which would represent a $1,000 to $2,000 decrease from the prior year. Our capital program for 2007 continues the program we started in 2006 to deploy fiber deeper into our ILEC network, which will enable us to provide more advanced data offerings and potentially other broadband based product offerings throughout the majority of our ILEC territory. Approximately 70% of our addressable ILEC access lines are currently served by loops that have fiber built to within 5,000 feet of the premise. We expect to complete that build out of the majority of the remainder of our ILEC territory in 2007. In addition, our 2007 capital program will be deploying our next generation digital subscriber line multiplexers (DSLAMs), which can deliver speeds of between 20 to 25 megabits per second, a substantial improvement over our current 3 megabit product. Several million dollars of our anticipated capital expenditure program relates to success-based customer additions in our CLEC edge-out markets that require capital and network capacity additions. Any substantial variations from our underlying customer addition projections could cause the success-based capital expenditures to deviate from those amounts included in our capital expenditure projections above. The $1,000 to $2,000 decrease in the expected expenditures for 2007 is mostly due to the fact that 2006 contained higher levels of OSS expenditures associated with the billing system conversion made during 2006 as well as the fact that we expect only nominal expenditures associated with our routing and server capacity additions during 2007 because of the purchase of new core routers and additional server capacity in 2006. Although we expect to continue to have the necessary cash flows from operations and cash reserves to internally finance 100% of our projected capital expenditures, due to the low cost financing available through the RUS for qualified North Pittsburgh capital expenditures, we may request advancements from the RUS facility in the future.

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

Pension and Other Postretirement Benefits

We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87 and SFAS No. 106. The key assumptions used in making these calculations are disclosed in Note 6 to our Consolidated Financial Statements included in this Form 10-K. The most significant of these assumptions are the discount rate used to value the future obligation, the long-term rate of return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. In doing so, we match our estimated benefit plan cash flows to that of the average of two published yield curves, those being the Citigroup Pension Discount Curve and the Mercer Yield Curve. The long-term rate of return on plan assets is based on our current view of the long-term returns on assets held by the plan, which is influenced by the historical performance of plan assets, asset allocation and third-party studies. The health care cost trend rate is based on our actual medical claims and future projections of health care cost trends.

Significant benefit plan assumptions, including the discount rate used, the long-term rate of return on plan assets and health care cost trend rates are periodically updated and impact the amount of benefit plan expenses and obligations. A sensitivity analysis of the impact of changes in these assumptions on the benefit obligations and expenses recorded as of December 31, 2006 and for the year then ended pertaining to the Company’s qualified and nonqualified pension plans and the other postretirement benefits plan is provided in the table below:

	Percentage point change	Projected benefit obligation increase (decrease) at December 31, 2006	Accumulated benefit obligation increase (decrease) at December 31, 2006	Expense increase (decrease) for the year ended December 31, 2006
Pension plan

Discount rate	+1.00 -1.00	$(5,866 7,174)	$(5,329 6,484)	$(559 804)
Long-term rate of return on plan assets	+1.00 -1.00	— —	— —	(442 442)
Other postretirement benefits

Discount rate	+1.00 -1.00	— —	(977 1,067)	(83 93)
Health care cost trend rate	+1.00 -1.00	— —	940 (839)	214 (187)
Nonqualified supplemental pension plan

Discount rate	+1.00 -1.00	(539 675)	(199 238)	(44 51)

The judgments used in applying the above policies are based on our evaluation of the relevant facts and circumstances as of December 31, 2006. Actual results may differ from those estimates.

Change in Accounting Estimates Affecting Depreciable Lives of Certain Assets

As described in more detail in Note 11 to our Consolidated Financial Statements included in this Form 10-K, during 2005, we conducted a comprehensive review of the useful life estimates of certain main categories of North Pittsburgh’s telephone plant and equipment. Pursuant to that review, effective October 1, 2005, North Pittsburgh increased its useful life estimate for telephone poles. In addition, effective October 1, 2005, North Pittsburgh assigned a 5.5 year useful life to the remaining net book value of central office equipment. The adjustments were required to more closely align the remaining depreciable lives of these assets with their true economic lives. These changes in accounting estimates, which affected our fourth quarter results of operations for 2005, decreased our 2005 depreciation expense by $1,955. A $1,955 decrease in depreciation expense has the after tax effect of increasing annual consolidated net income by $1,144, or $.08 per share. For 2006, these changes in accounting estimates had the impact of decreasing our depreciation expense by $3,153 from that amount which would have otherwise been recorded. A $3,153 decrease in depreciation expense has the after tax effect of increasing annual consolidated net income by $1,845, or $.12 per share.

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

RTB Stock Redemption

As described in more detail in Note 12 to our Consolidated Financial Statements included in this Form 10-K, on January 30, 2006, North Pittsburgh executed a Stock Redemption Agreement between the RTB and North Pittsburgh. The RTB had decided to liquidate and dissolve, and the redemption of the RTB stock was a required part of that liquidation. On April 11, 2006, North Pittsburgh received its payment of $19,622 for the redemption of its RTB stock and recognized a gain on the full amount of the proceeds received. Prior to the redemption of its RTB stock, North Pittsburgh received annual dividends on its RTB Class C stock, which amounted to $1,123, $1,160 and $601 in 2005, 2004 and 2003, respectively. As a result of the redemption of North Pittsburgh’s RTB stock, no dividends were received on the RTB stock during 2006.

Special Dividend

On April 20, 2006, our Board of Directors declared a special 100th anniversary dividend of $1.00 per share on the Company’s outstanding common stock, which was paid on May 15, 2006 to shareholders of record on May 1, 2006. The $1.00 per share amounted to an aggregate cash distribution of $15,005.

Workforce Reduction and Business Restructuring

On November 15, 2006, we announced an amendment to the North Pittsburgh Pension Plan that freezes benefit accruals for non-union participants in the Pension Plan effective December 31, 2006. Concurrently, we also announced a voluntary early retirement incentive program for certain eligible non-union participants in the Pension Plan. This incentive program enhances a participant’s retirement benefit calculation by adding three additional years of service to the participant’s actual service. In addition, for purposes of determining early retirement eligibility and the reduction for early benefit commencement, three years will be added to both the age and years of service of the Pension Plan participant who elects to take advantage of the early retirement incentive program. There were 45 people who were eligible to receive this enhanced benefit. An eligible person must have provided written notification to the Company as to his or her election to retire under the early retirement incentive program no later than February 28, 2007 in order to receive the enhanced benefit. An eligible person so electing to retire has 30 days after providing such written notification to rescind his or her election to retire. As of February 28, 2007, 42 of the eligible 45 people had provided their written notifications to accept the early retirement incentive, although we believe that it is reasonably possible that some people will ultimately rescind their election after taking advantage of the extra 30 days that the rescission period provides a participant to defer his or her final decision.

Due to the fact that only one person accepted the retirement offer as of December 31, 2006, there was no re-measurement of our obligations under the Pension Plan and other postretirement benefit plans (which consist of postretirement healthcare and life insurance benefits) at December 31, 2006. We will complete a re-measurement of these plans as of March 31, 2007 and will record one-time charges associated with the early retirement benefit enhancement and the acceleration of the pension and postretirement healthcare and life insurance obligations. As there are numerous eligible participants who are still within their 30 day rescission period, we currently do not know how many of the eligible participants will ultimately retire under this early retirement incentive program, and we therefore are unable to determine the one-time costs associated with this early retirement incentive program or the potential ongoing annual savings that may result from the reduction in personnel.

In addition to the 45 eligible people in the Pension Plan, there were 6 qualifying participants in North Pittsburgh’s nonqualified supplemental pension plan (Restoration Plan) who were extended the same voluntary early retirement incentive program, with the only difference being that the qualifying participants in the Restoration Plan have until March 31, 2008 to make their final election. No qualifying participants in the Restoration Plan have elected to retire under this early retirement incentive as of the date of this report. As such, we currently do not know how many, if any, of the eligible Restoration Plan participants will elect to retire under this early retirement incentive program, and we therefore are unable to determine the one time costs, if any, associated with this early retirement incentive program for qualifying participants of the Restoration Plan or the potential ongoing annual savings, if any, that may result from the potential reduction in personnel.

Transactions with Related Parties

Since 1998, we have had an agreement to obtain certain data processing functions from a third-party processor (Processor), which is a member of the Armstrong Group. We were related to the Armstrong Group by a common shareholder who directly or beneficially owned more than five percent of the Company’s outstanding common stock. In April 2006, counsel for the Armstrong Group advised representatives of the Company that all shares of NPSI common stock held directly or indirectly by this shareholder had been sold. This shareholder also served on the Company’s Board of Directors for 25 years until the Company’s annual shareholders meeting held on May 20, 2005. Payments to the Processor under this agreement were $2,538, $2,955, and $2,613 in 2006, 2005, and 2004, respectively. Also, during 2006, 2005, and 2004, we paid approximately $199, $304, and $224, respectively to the law firms of two members of the Board of Directors for various legal services. As of December 31, 2006, we had amounts of $316 and $104 outstanding to the Processor and law firms, respectively. As of December 31, 2005, we had amounts of $269 and $33 outstanding to the Processor and law firms, respectively.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard, a competitive access provider jointly owned by us and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $25, $30 and $26, and total expenses incurred from receiving services from Boulevard were approximately $112, $168 and $191, for 2006, 2005 and 2004, respectively. We also provide, in the ordinary course of business, telecommunication and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $140, $96 and $98 for 2006, 2005 and 2004, respectively. The amounts outstanding from and/or due Boulevard and the companies in the Armstrong Group were negligible as of December 31, 2006 and 2005.

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

Accounting Changes and Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS No. 158). SFAS No. 158 requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined benefit pension and other postretirement benefits plans as of the date of the company’s fiscal year-end; and (4) provide enhanced disclosures. The provisions of SFAS No. 158 were effective for our year ended December 31, 2006, except for the requirement to measure the funded status of the retirement benefit plans as of our fiscal year-end, which is effective for our year-ending December 31, 2008. For additional information about the impact of SFAS No. 158 on our pension and other postretirement benefit plans, please refer to Note 6 to our Consolidated Financial Statements included in this Form 10-K.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact, if any, SFAS No. 157 will have on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 is effective for the Company beginning January 1, 2007. We are currently evaluating the impact, if any, this interpretation will have on the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of SFAS No. 143 and the subsequent FIN 47 accounting interpretation did not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154), which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial statements.

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

North Pittsburgh’s wireline operations are considered Rural under the 1996 Act and therefore are exempt from certain of the above-mentioned obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. More specifically, pursuant to the rural exemption provision of Section 251(f)(1) of the 1996 Act, North Pittsburgh is currently exempted from offering collocation, UNEs, wholesale discounts and certain other requirements of the 1996 Act which originally pertained to non-rural ILECs. However, upon a petition by a potential competitor, the PA PUC may remove North Pittsburgh’s rural exemption if it finds that the competitor’s proposal is not unduly economically burdensome to North Pittsburgh, is technically feasible and is consistent with the universal service provisions of the 1996 Act. The burden of proof in such a proceeding rests with the competitor. The rural exemption does not, however, prevent facilities-based competition in North Pittsburgh’s service area.

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

On September 6, 2006, Verizon filed a Petition with the FCC requesting that they forbear from applying a number of regulations to the Verizon operations in six major metropolitan markets, one of which was the Pittsburgh market area. In addition to seeking forbearance from dominant carrier tariffing requirements, price cap regulations, comparably efficient interconnection and open network architecture requirements, Verizon also sought forbearance from applying loop and transport unbundling regulations, claiming that there was sufficient competition in the Pittsburgh market, which no longer necessitated the application of these rules. Should the FCC approve the Verizon petition for forbearance, our CLEC may no longer be eligible to obtain loops and transport on an unbundled basis and may have to convert all existing unbundled loops and transport it orders from Verizon to an alternative pricing arrangement, presumably at rates close to or equal to retail rates for these services. The effect of the grant of the petition would be to greatly increase our CLEC’s costs to purchase these services. A number of parties have filed in opposition to this Petition, because it seeks essentially to deconstruct many of the fundamental principles of the 1996 Act passed by Congress. As a result of the filings in opposition, the proceeding has been extended by the FCC to allow it to solicit more comments from interested parties before making a final ruling on the petition.

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

In February of 2002, the FCC issued a FNPRM regarding the possible reformation of the system for assessing and recovering USF monies. In that proceeding, the FCC has asked for comment on whether it should assess carrier contributions based on the number and capacity of connections that contributing carriers provide to customers, rather than on the current method, which is based on the interstate revenues they earn. In June of 2006, the FCC released an Order and NPRM in response to the February 2002 FNPRM. In that Order, the FCC made what it characterized as interim modifications to the existing approach for assessing contributions to the federal USF. The key changes to USF funding implemented in the order were to: 1) raise the interim wireless safe harbor interstate percentage from its current 28.5 percent level to 37.1 percent; and 2) establish a USF contribution obligation for providers of interconnected VoIP service. The raising of the wireless safe harbor rate and the assessment of interconnected VoIP providers will have the effect of mitigating any potential impact on the assessment rate of the fund caused by the elimination of contributions to the USF by carriers that have now chosen to no longer offer their wireline broadband services on a common carrier basis as a result of the FCC’s August 2005 Wireline Broadband Order. However, the FCC declined to make any further changes in the USF contribution assessment methodology at that time, noting that a consensus approach to fundamental reform had not developed yet and that they would continue to address the challenges of fundamental reform. In the order, the FCC also issued a NPRM and asked for comments from interested parties in regard to any potential further refinements to both the safe harbor rules for wireless and the assessment on VoIP services. While the record has now closed on that FNPRM, the FCC has not yet taken any further action in regard to universal service funding issues addressed in that proceeding.

Consequently, the proposed changes that were the subject of the February 2002 FCC FNPRM regarding fundamental reform of the USF are still pending and unresolved at this time and we are unable to determine the effect such proposed actions may have on our operations and revenues.

On August 11, 2006, the Federal-State Joint Board on Universal Service issued a Notice seeking comment on the merits of using auctions to determine and distribute universal service support. North Pittsburgh currently annually receives approximately $2,750 of Interstate Common Line Support in the federal jurisdiction. In the initial round of the proceeding, over 60 parties filed comments with the FCC. As expected, there were parties in support of, and parties in opposition to the use of auctions in regard to USF determination and distribution. Reply comments in the proceeding were due November 8, 2006. The Joint Board has not yet issued any recommendation to the FCC in regard to the proceeding. Should the Joint Board issue a recommendation to the FCC regarding the proceeding and should the FCC take any future action based on that recommendation regarding universal service funding, which might include the use of auctions to determine USF support amounts, North Pittsburgh may be negatively affected because another company may in such an auction, underbid the current support amounts North Pittsburgh receives, thereby causing North Pittsburgh to either lower its bid below the current amount it receives or potentially lose its federal USF support.

North Pittsburgh’s Interstate Revenue Requirement

North Pittsburgh participates in the interstate tariff and settlement pooling process that is administered by NECA as an average schedule company, which means North Pittsburgh’s interstate settlements are determined by formulas based on a statistical sampling of the allocation of costs to the interstate jurisdiction of comparable companies that perform cost studies.

As described in more detail in the Risk Factors section of Part 1, Item 1A of this Form 10-K, modifications to the average schedule formulas that went into effect for the July 1, 2006 through June 30, 2007 period will ultimately result in an approximate $2,500 decrease (assuming constant demand data) in North Pittsburgh’s realized interstate revenue settlements after the transition plan’s two-year phase in of the structural changes to those average schedule formulas. In addition, NECA’s recently filed proposed modifications of the average schedule formulas for interstate access services provided during the July 1, 2007 through June 30, 2008 period may result in an additional approximate $1,200 decrease (assuming constant demand data) in North Pittsburgh’s realized interstate revenue settlements, if the modifications proposed by NECA are approved by the FCC. As it did in its filing for the July 1, 2006 through June 30, 2007 period, NECA has again proposed in its filing for the July 1, 2007 through June 30, 2008 period that the FCC consider implementing a two-year phase in of the reduction in settlements due to the significant decrease in interstate settlements that would be experienced by some companies.

Combined, we can reasonably estimate that North Pittsburgh’s annual revenues realized through the NECA average schedule formulas will eventually decrease by approximately $3,700 on an annualized basis (assuming constant demand data) as a result of the changes made to the July 1, 2006 through June 30, 2007 average schedules already in effect and the proposed changes for the July 1, 2007 through June 30, 2008 average schedule formulas that are contained in the NECA filing currently in review by the FCC. Annual revenues for 2006 have been impacted by approximately $450 of this expected decrease. The full impact of the changes in the current and proposed average schedules will be realized starting July 1, 2009 (or July 1, 2008 if the proposed transition plan for the July 1, 2007 through June 30, 2008 average schedule formulas is not approved by the FCC).

We continue to monitor whether or not it is advantageous for North Pittsburgh to participate in the NECA pool as an average schedule company or, alternatively, to be a cost company subject to its own individual cost and demand data studies. For further discussion of this item, see the discussion pertaining to the pooling arrangements and average schedule formulas in Part I, Item 1A (Risk Factors) above in this Form 10-K.

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

On December 16, 2004, the PA PUC adopted an Order instituting an investigation regarding the intrastate access charges and intraLATA toll rates of rural carriers in Pennsylvania and the effect on those charges and rates if the PA PUC were to reduce disbursements from the PA USF to the rural carriers or if it were to broaden the base of contributors to include carriers that do not currently pay into the fund. The proceeding will also address the ramifications of some recent changes to the Pennsylvania Public Utility Code set forth in Act 183 that affect access rate setting for both rural LECs and CLECs. Under the Act 183 changes to the Public Utility Code, the PA PUC may not require a LEC to reduce intrastate access rates except on a revenue neutral basis. The changes also set limits on a CLEC’s ability to charge intrastate access rates higher than the rates charged by the ILEC serving the area in which the CLEC is offering service unless such rates are cost justified. The procedures regarding the PA PUC’s implementation of these rate setting limitations will be determined in this access charge and USF proceeding. This proceeding may affect both North Pittsburgh’s and Penn Telecom’s ability to set access charge rates. The proceeding also may affect the amount of funding that North Pittsburgh receives from the PA USF and the amounts that North Pittsburgh and Penn Telecom contribute to that fund. Currently, North Pittsburgh’s annual receipts from and contributions to the PA USF total $5,200 and $270, respectively. Penn Telecom receives no funding from the PA USF but currently contributes $150 on an annual basis. A number of parties to the proceeding filed a petition asking that the PA PUC delay any action in regard to the Pennsylvania USF and intrastate access charges until such time as the FCC takes action in regard to intercarrier compensation issues. On August 11, 2005, the PA PUC adopted an Order, which was entered on August 30, 2005, in which it granted a stay of the investigative proceeding for a period not to exceed twelve months, unless further extended by the PA PUC, or until the FCC issues its ruling in its Unified Intercarrier Compensation proceeding, whichever occurs earlier. On August 30, 2006, a number of parties, including North Pittsburgh, filed a joint motion with the PA PUC requesting a further stay of an additional twelve months of this proceeding to allow the FCC to complete its proceeding regarding intercarrier compensation reform because the FCC action may impact intrastate access rates. The motion for stay was opposed by a number of parties. However, on November 15, 2006, the PA PUC entered an order granting the request for stay pending the outcome of the FCC Unified Intercarrier Compensation proceeding or for one year, whichever is earlier. During the period of the stay the current PA USF was continued under the existing regulations.

As described in more detail in Part 1, Item 3 (Legal Proceedings) of this Form 10-K, on October 23, 2006, Verizon Pennsylvania, Inc., along with a number of its affiliated companies, filed a formal complaint with the PA PUC claiming that Penn Telecom’s intrastate switched access rates were higher than those of the incumbent local exchange carrier in the corresponding service area and therefore are in violation of a new Pennsylvania statute. In a letter dated January 30, 2007, Verizon notified Penn Telecom that its claim for intrastate access billings through December 31, 2006 was $1,346. For reasons discussed in more detail in the afore-referenced Legal Proceedings section of this Form 10-K, we believe that Penn Telecom’s switched access rates are permissible, and we will vigorously fight this complaint. In the event we are not successful in this proceeding, however, Penn

Telecom’s operations could be materially adversely impacted by not only the refund sought by Verizon but more importantly by the prospective decreases in access revenues resulting from the change in its intrastate access rates that are applied to all carriers on a non-discriminatory basis. We preliminarily estimate that the decrease in our annual revenues would be approximately $1,200 on a static basis (meaning keeping access MOUs constant) if Verizon prevails completely in its complaint.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
(Amounts in Thousands)

Our limited exposure to market risk for changes in interest rates relates primarily to our long-term debt obligations. We primarily enter into debt obligations to support capital expenditures. We currently have no cash flow exposure due to rate changes for long-term debt obligations, as all our long-term debt obligations contain fixed rates. As of December 31, 2006, we had debt obligations of $18,512 with an average interest rate of 5.46% and maturity dates of December 31, 2012. Based on borrowing rates currently available for loans with similar terms and maturities, the estimated fair value of our long-term debt as of December 31, 2006 was $17,817. Our only exposure to market risk for changes in interest rates would be in the event that we prepay our debt, at which time a debt premium or discount would be calculated based on then current RUS borrowing rates.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on such assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2006 based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, which report is included herein under Item 9A(d).

(c) Evaluation of Changes in Internal Control Over Financial Reporting

In October 2006, the Company converted its Penn Telecom subsidiary to a new operational support system, which handles functions such as billing, order provisioning, circuit inventory management and certain operational reporting elements. In connection with the operational support system conversion, we made several changes to the functional elements of the internal controls of the Company, although, in most cases, the overall design of the internal controls remained the same. Management has concluded based on an evaluation and assessment of the internal controls which resided over the operational support system conversion, as well based on an evaluation and assessment of the design and operating effectiveness of the internal controls over financial reporting in effect after the operational support system conversion, that the Company’s internal control over financial reporting was effective as of December 31, 2006. There was no change in the accounting system utilized by the Company’s Penn Telecom subsidiary.

Except as described above, there were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors

North Pittsburgh Systems, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that North Pittsburgh Systems, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). North Pittsburgh Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that North Pittsburgh Systems, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, North Pittsburgh Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of North Pittsburgh Systems, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Pittsburgh, Pennsylvania

March 16, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

and

Item 11.	Executive Compensation

and

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

and

Item 13.	Certain Relationships and Related Transactions, and Director Independence

and

Item 14.	Principal Accountant Fees and Services

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Condensed Financial Information of Registrant for the years ended December 31, 2006, 2005 and 2004

Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2006, 2005 and 2004

All schedules other than those listed above have been omitted because the information either is not required or is set forth in the financial statements or notes thereto.

3.	Exhibits—Exhibit Index for Annual Reports on Form 10-K.

Exhibit No.	Subject	Applicability
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

(3)(i)	Articles of Incorporation	Provided in Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and Incorporated Herein by Reference

(3)(ii)	Amended and Restated By-Laws	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and Incorporated Herein by Reference

(4)	Instruments defining the rights of security holders including indentures

	(a) Agreement of Reorganization and Plan of Merger	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference

	(b) Rights Agreements dated as of September 25, 2003	Provided as Exhibit 1 to the Registration of Certain Classes of Securities on Form 8-A filed on October 3, 2003 and Incorporated Herein by Reference

(9)	Voting trust agreement	Not applicable

(10)	Material contracts

	(a) Amended and Restated Executive Employment Agreement	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Incorporated Herein by Reference.

	(b) Executive Retention Payment Program Agreement	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

	(c) Extension of Amended and Restated Executive Employment Agreement and Retention Payment Program	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

	(d) 2005 Executive Officers Bonus Plan	Provided in Current Report on Form 8-K filed on August 24, 2005.

	(e) Stock Redemption Agreement dated as of November 10, 2005 between North Pittsburgh Telephone Company and The Rural Telephone Bank.	Provided in Current Report on Form 8-K filed on February 1, 2006.

	(f) 2006 Executive Officers Bonus Plan	Provided in Current Report on Form 8-K filed on April 5, 2006 and Incorporated Herein by Reference.

(11)	Statement re computation of per share earnings	Attached Hereto

(12)	Statements re computation of ratios	Not Applicable

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders	Not Applicable

(14)	Code of Ethics	Posted on the Company’s website (www.northpittsburgh.com)

Exhibit No.	Subject	Applicability
(16)	Letter re change in certifying accountant	Not Applicable

(18)	Letter re change in accounting principles	Not Applicable

(21)	Subsidiaries of the Registrant	Attached Hereto

(22)	Published report regarding matters submitted to vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of attorney	Not Applicable

(31(i).1)	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31(i).2)	Certification of Senior Vice President and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31(ii))	Rule 13a-14(d)/15d-14(d) Certifications	Not Applicable

(32.1)	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.2)	Certification of Senior Vice President and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(33)	Report on assessment of compliance with servicing criteria for asset-backed securities	Not Applicable

(34)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities	Not Applicable

(35)	Servicer compliance statement	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2007	NORTH PITTSBURGH SYSTEMS, INC.

	By:	/s/ Allen P. Kimble
Allen P. Kimble Senior Vice President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry R. Brown Harry R. Brown	Director, President and Chief Executive Officer	March 16, 2007

/s/ Allen P. Kimble Allen P. Kimble	Director, Senior Vice President and Chief Financial and Accounting Officer	March 16, 2007

/s/ Charles E. Cole Charles E. Cole	Director	March 16, 2007

/s/ Frederick J. Crowley Frederick J. Crowley	Director	March 16, 2007

/s/ Stephen G. Kraskin Stephen G. Kraskin	Director	March 16, 2007

/s/ David E. Nelsen David E. Nelsen	Director	March 16, 2007

/s/ Charles E. Thomas, Jr. Charles E. Thomas, Jr.	Director and Chairman of the Board of Directors	March 16, 2007

NORTH PITTSBURGH SYSTEMS, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

and Schedules (Form 10-K)

December 31, 2006, 2005, and 2004

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Pittsburgh Systems, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of North Pittsburgh Systems, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Pittsburgh, Pennsylvania

March 16, 2007

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(Amounts in thousands)

	2006	2005
Assets
Current assets:
Cash and temporary investments	$49,518	55,567
Marketable securities available for sale (note 2)	559	482
Accounts receivable:
Customers, net of allowance for doubtful accounts of $583 and $779 in 2006 and 2005, respectively	5,500	5,144
Access services, settlements, and other	5,814	5,250
Unbilled revenues	261	572
Note receivable (note 10)	—	229
Prepaid expenses	869	892
Inventories of construction and operating materials and supplies	1,848	1,235
Deferred income taxes (note 7)	890	1,041
Other current assets (note 10)	—	288

Total current assets	65,259	70,700

Property, plant, and equipment (note 4):
Land	475	475
Buildings	15,716	15,095
Equipment	219,778	207,866
Assets held under capital lease (note 5)	10,498	10,498

	246,467	233,934
Less accumulated depreciation and amortization	174,798	164,143

	71,669	69,791
Construction-in-progress	3,683	2,912

Total property, plant, and equipment, net	75,352	72,703

Investments (note 3)	15,446	13,726
Intangible asset, net (notes 1 and 6)	128	682
Other assets	1,248	1,389

Total assets	$157,433	159,200

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(Amounts in thousands)

	2006	2005
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt (note 4)	$3,085	3,085
Obligation under capital lease (note 5)	965	914
Accounts payable	3,447	3,906
Advance billings	2,028	1,745
Dividend payable	3,001	2,851
Other accrued liabilities	2,865	3,281
Federal and state income taxes	3,424	2,978
Accrued pension and postretirement benefits (note 6)	696	—

Total current liabilities	19,511	18,760

Long-term debt (note 4)	15,427	18,512
Obligation under capital lease (note 5)	2,790	3,731
Deferred income taxes (note 7)	2,234	6,141
Accrued pension and postretirement benefits (note 6)	15,481	11,418
Other liabilities	694	1,121

Total liabilities	56,137	59,683

Shareholders’ equity:
Capital stock: authorized 50,000 shares:
Common stock, par value $0.15625; issued 15,040 shares and outstanding 15,005 shares (note 8)	2,350	2,350
Preferred stock, par value $1.00; none issued (note 8)	—	—
Capital in excess of par value	2,215	2,215
Retained earnings (note 4)	101,525	96,629
Less cost of treasury stock (35 shares) (note 8)	(508)	(508)
Accumulated other comprehensive loss (notes 2, 6, and 7)	(4,286)	(1,169)

Total shareholders’ equity	101,296	99,517

Total liabilities and shareholders’ equity	$157,433	159,200

See accompanying notes to consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

	2006	2005	2004
Operating revenues:
Local network services	$29,809	31,395	28,795
Long distance and access services	60,349	65,263	65,023
Directory advertising, billing, and other services	1,403	1,382	1,391
Other operating revenues	11,904	11,764	10,873

Total operating revenues	103,465	109,804	106,082

Operating expenses:
Network and other operating expenses (exclusive of depreciation and amortization shown separately below)	62,011	56,892	56,279
Depreciation and amortization (notes 1 and 11)	13,138	17,754	18,915
State and local taxes	3,375	3,420	3,509

Total operating expenses	78,524	78,066	78,703

Net operating income	24,941	31,738	27,379
Other income (expense), net:
Interest expense	(1,402)	(1,639)	(1,931)
Interest income	2,546	1,457	406
Dividend income (note 12)	20	1,140	1,171
Equity income of affiliated companies (note 3)	8,623	6,001	5,622
Gain on redemption of investment (note 12)	19,622	—	—
Sundry expense, net	(133)	(48)	(132)

Total other income (expense), net	29,276	6,911	5,136

Income from continuing operations before income taxes	54,217	38,649	32,515

Provision for income taxes (note 7)	22,473	15,407	13,408

Income from continuing operations	31,744	23,242	19,107

Discontinued operations (note 10):
Income (loss) from operations of business systems, net of income tax (expense) benefit of $(7), $132, and $104	11	(186)	(147)

Net income	$31,755	23,056	18,960

Weighted average common shares outstanding	15,005	15,005	15,005

Basic and diluted earnings per share:
Income from continuing operations	$2.12	1.55	1.27
Income (loss) from discontinued operations	—	(0.01)	(0.01)

Net income per share	$2.12	1.54	1.26

Dividends per share (note 13)	$1.79	0.75	0.72

See accompanying notes to consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years ended December 31, 2006, 2005, and 2004

(Amounts in thousands)

	Common stock	Capital in excess of par value	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balances at December 31, 2003	$2,350	2,215	76,671	(508)	(1,576)	79,152
Comprehensive income:
Net income			18,960			18,960
Other comprehensive income:
Unrealized holding gains (losses) arising during the period					8
Less reclassification adjustments for net gains included in net income					(6)

Net unrealized change in investment securities, net of tax effect of $1					2	2
Minimum pension liability adjustment, net of tax effect of $(318)					(449)	(449)

Comprehensive income						18,513
Dividends declared on common stock			(10,804)			(10,804)

Balances at December 31, 2004	2,350	2,215	84,827	(508)	(2,023)	86,861
Comprehensive income:
Net income			23,056			23,056
Other comprehensive income:
Unrealized holding gains (losses) arising during the period					(3)
Less reclassification adjustments for net gains included in net income					—

Net unrealized change in investment securities, net of tax effect of $(2)					(3)	(3)
Minimum pension liability adjustment, net of tax effect of $607					857	857

Comprehensive income						23,910
Dividends declared on common stock			(11,254)			(11,254)

Balances at December 31, 2005	2,350	2,215	96,629	(508)	(1,169)	99,517
Comprehensive income:
Net income			31,755			31,755
Other comprehensive income:
Unrealized holding gains (losses) arising during the period					45
Less reclassification adjustments for net gains included in net income					—

Net unrealized change in investment securities, net of tax effect of $32					45	45
Minimum pension liability adjustment, net of tax effect of $854					1,203	1,203

Comprehensive income						33,003
Dividends declared on common stock (note 13)			(26,859)			(26,859)
Impact of SFAS No. 158, net of tax effect of $(3,097)					(4,365)	(4,365)

Balances at December 31, 2006	$2,350	2,215	101,525	(508)	(4,286)	101,296

See accompanying notes to consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005, and 2004

(Amounts in thousands)

	2006	2005	2004
Cash from operating activities:
Net income	$31,755	23,056	18,960
(Income) loss from discontinued operations	(11)	186	147

Income from continuing operations	31,744	23,242	19,107

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,138	17,754	18,915
Gain on redemption of investment	(19,622)	—	—
Gain on sale of marketable securities	—	—	(11)
Equity income of affiliated companies	(8,623)	(6,001)	(5,622)
Investment tax credit amortization	(2)	(3)	(8)
Deferred income taxes	(1,545)	(2,796)	(875)
Changes in assets and liabilities:
Accounts receivable and unbilled revenues	(609)	1,764	1,085
Inventories	(613)	(1)	(30)
Prepaid expenses and other assets	164	(285)	178
Accounts payable and advance billings	(176)	(2,385)	1,003
Other accrued liabilities	(739)	79	48
Accrued pension and postretirement benefits	36	(14)	(2)
Federal and state income taxes	446	1,265	75
Other, net	264	104	275

Total adjustments	(17,881)	9,481	15,031

Net cash provided by operating activities from continuing operations	13,863	32,723	34,138

Cash provided by (used for) investing activities:
Expenditures for property and equipment	(16,031)	(10,516)	(13,315)
Investments in affiliated companies	(1,184)	—	—
Distributions from affiliated companies	8,087	6,177	4,578
Purchase of customer accounts	(148)	—	—
Proceeds from redemption of investment	19,622	—	—
Purchase of marketable securities available for sale	—	—	(25)
Proceeds from sale of marketable securities available for sale	—	—	24

Net cash provided by (used for) investing activities from continuing operations	10,346	(4,339)	(8,738)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005, and 2004

(Amounts in thousands)

	2006	2005	2004
Cash used for financing activities:
Cash dividends	$(26,709)	(11,103)	(10,653)
Retirement of debt	(3,085)	(3,085)	(3,085)
Payment of capital lease obligation	(890)	(1,029)	(1,072)

Net cash used for financing activities from continuing operations	(30,684)	(15,217)	(14,810)

Cash provided by (used for) continuing operations	(6,475)	13,167	10,590

Cash provided by (used for) discontinued operations:
Cash provided by (used for) operating activities from discontinued operations	197	(200)	(47)
Cash provided by investing activities from discontinued operations	229	31	—

Net cash provided by (used for) discontinued operations	426	(169)	(47)

Net increase (decrease) in cash and temporary investments	(6,049)	12,998	10,543
Cash and temporary investments at beginning of year	55,567	42,569	32,026

Cash and temporary investments at end of year	$49,518	55,567	42,569

Supplemental disclosures of cash flow information:
Interest paid	$1,420	1,691	1,916
Income taxes paid	$23,580	16,836	14,157

Supplemental disclosure of noncash financing activities:
Capital lease obligations of $135 were added during 2004. No new capital lease obligations were incurred during 2006 and 2005.

See accompanying notes to consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of North Pittsburgh Systems, Inc. (the Company) and its subsidiaries, North Pittsburgh Telephone Company (NPTC), Penn Telecom, Inc. (Penn Telecom), and Pinnatech, Inc. The Company provides telecommunication services to its customers generally located in Western Pennsylvania. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s NPTC subsidiary receives a portion of its interstate access revenues from pooling arrangements in which it participates with other telephone companies. Such pools, which are administered by the National Exchange Carrier Association (NECA), are funded by access service charges regulated by the Federal Communications Commission (FCC). Revenues earned through these pooling arrangements, which are based on nationwide average costs applied to certain projected demand quantities, are initially recorded based on estimates and are subject to adjustments that may either increase or decrease the final amount of interstate revenues realized for a given period. Management monitors the activity of the pools and establishes accruals, if deemed necessary, for estimated obligations to the pool. The calculations used to record the Company’s revenues from the pools are complex and involve a variety of estimates, and it is possible that the ultimate amount realized from the pools could differ materially from the Company’s estimates, although historically the Company has not experienced significant out-of-period adjustments to its revenues as a result of participating in these pools.

(c) Marketable Securities

Marketable securities available for sale are recorded at fair value, based on quoted market prices. Changes in value of available for sale securities are included as a separate component of shareholders’ equity and comprehensive income (loss). Costs of investments sold are determined on the basis of specific identification.

(d) Investments

The Company’s investments in limited partnerships are carried at cost plus equity in accumulated net profits or losses less distributions. The Company records its equity income from its three wireless limited partnership investments on a one quarter lag.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

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

Depreciation on telephone plant and equipment in service is provided on a straight-line basis over estimated useful lives of 10 to 30 years for buildings, 3 to 20 years for equipment, and 10 to 45 years for outside plant infrastructure assets. Depreciation as a percentage of average depreciable plant and equipment in service amounted to 5.5% in 2006, 7.7% in 2005, and 8.6% in 2004.

During 2005, NPTC conducted a comprehensive review of the useful life estimates of certain main categories of its telephone plant and equipment. Pursuant to that review, effective October 1, 2005, NPTC increased its useful life estimate for telephone poles. In addition, effective October 1, 2005, NPTC assigned a 5.5 year useful life to the remaining net book value of central office equipment. The adjustments were required to more closely align the remaining depreciable lives of these assets with their true economic lives. Please refer to Note 11 for additional discussion concerning these changes in accounting estimates.

Expenditures for maintenance, repairs, and renewals are charged to operations as incurred.

(f) Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

The Company has determined that there was no impairment to the carrying value of such assets in 2006, 2005, or 2004.

(g) Inventories

Inventories consist of telecommunication equipment, parts and supplies to provide service to the Company’s customers. Inventories are valued at the lower of cost (using the moving average method) or market.

(h) Accounts Receivable

The Company provides telecommunication services to customers (business and residential) located in Western Pennsylvania and access connectivity to local exchange, interexchange, and wireless carriers. “Access services, settlements, and other” principally represents amounts due from the aforementioned carriers.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

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

(k) Pension and Other Postretirement Benefits

The Company provides pension and other postretirement benefits to substantially all of NPTC’s employees and eligible retirees. Benefits provided by these plans are expensed over the estimated working lives of employees. Please refer to Note 6 for discussion of changes to certain pension benefits that were made effective December 31, 2006.

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

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

shares outstanding and other potentially outstanding common shares if they are dilutive. The Company has no potentially outstanding dilutive common shares.

(n) Advertising Expense

Advertising costs are expensed as incurred. Advertising expense charged to operations was $1,613, $1,567, and $1,664, in 2006, 2005, and 2004, respectively.

(o) Fair Value of Financial Instruments

The carrying values of the Company’s cash, marketable securities, and accounts and notes receivable are estimated to be substantially the same as their fair values as of December 31, 2006, 2005, and 2004.

(p) Accounting Changes and Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS No. 158). SFAS No. 158 requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined benefit pension and other postretirement benefits plans as of the date of the company’s fiscal year-end; and (4) provide enhanced disclosures. The provisions of SFAS No. 158 are effective for the year ended December 31, 2006, except for the requirement to measure the funded status of the retirement benefit plans as of the Company’s fiscal year-end, which is effective for the Company’s year ending December 31, 2008. For additional information about the impact of SFAS No. 158 on the Company’s pension and other postretirement benefit plans, please refer to Note 6.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, SFAS No. 157 will have on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 is effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact, if any, this interpretation will have on the Company’s consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations,

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of SFAS No. 143 and the subsequent FIN 47 accounting interpretation did not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial statements.

(2) Marketable Securities

Information about marketable investment securities at December 31, 2006 and 2005 is as follows:

	2006
	Cost	Unrealized gains	Unrealized losses	Market value
Available for sale:
Equity securities	$424	152	(17)	559

	2005
	Cost	Unrealized gains	Unrealized losses	Market value
Available for sale:
Equity securities	$424	83	(25)	482

There were no sales of securities held by the Company during the years ended December 31, 2006 and 2005. Proceeds, gross realized gains, and gross realized losses from the sale of equity securities were $24, $11, and $0, respectively, for the year ended December 31, 2004. The $17 unrealized loss at December 31, 2006 consisted of a decline in the value of one equity security, with a fair value of $52, below its original cost basis. The $25 of unrealized losses at December 31, 2005 consisted of declines in the value of two equity securities, with a combined fair value of $66, below their original cost basis. The one equity security noted above with respect to 2006 has been in an unrealized loss position for more than twelve months. The Company knows of no evidence which indicates that the decline in fair value is other than temporary.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

(3) Investments

The Company’s investments at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Investments at equity:
Investments in wireless limited partnerships	$15,280	13,388
Boulevard Communications, LLP	166	338

Total investments	$15,446	13,726

The Company owns limited partnership interests of 3.6%, 16.6725%, and 23.67%, respectively, in the Pittsburgh SMSA, Pennsylvania RSA 6(I), and Pennsylvania RSA 6(II) wireless limited partnerships, all of which are majority owned and operated by Verizon Wireless. These partnerships cover territories which overlap the majority of the markets served by the Company’s NPTC and Penn Telecom wireline operations. In addition, the Company has a 50% ownership interest in Boulevard Communications, LLP (Boulevard), a competitive access provider operating in Western Pennsylvania.

In December of 2006, a former limited partner in the RSA 6(I) limited partnership sold its 14.29% partnership interest in a proportionate manner to NPTC and the two other remaining partners. NPTC paid $1,184 for an additional 2.3825% partnership interest, which increased its overall partnership interest from 14.29% to 16.6725%.

Of the $15,446 of total investments recorded at December 31, 2006, $14,016 related to the Company’s investments in the underlying equity in net assets of the partnerships and $1,430 represented amounts paid in excess of the underlying equity in net assets of the partnerships pursuant to the acquisition of additional partnership interests.

There were no capital calls required in 2006, 2005, and 2004. The Company received cash distributions from affiliated companies of $8,087, $6,177, and $4,578 in 2006, 2005, and 2004, respectively.

The summary combined unaudited financial positions for the wireless partnerships as of September 30, 2006 and 2005 and Boulevard as of December 31, 2006 and 2005 are as follows:

	2006	2005
Financial Position
Current assets	$86,940	73,789
Property, plant, and equipment, net	257,225	234,245
Other long-term assets	64	10

Total assets	$344,229	308,044

Current liabilities	$38,043	29,853
Long-term liabilities	1,546	—
Partners’ equity	304,640	278,191

Total liabilities and partners’ equity	$344,229	308,044

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

The summary combined unaudited results of operations for the wireless partnerships for the twelve month periods ended September 30, 2006, 2005, and 2004 and for Boulevard for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
Results of Operations
Revenues	$572,841	484,964	402,153
Gross Profit	294,024	246,670	209,145
Operating income	127,950	90,800	81,739
Net income	129,352	91,818	82,951

Certain amounts for 2005 have been restated to reflect adjustments made to the wireless partnerships’ 2005 results of operations pursuant to their annual audits. The following is a reconciliation of the 2005 results of operations as previously reported in the Company’s Consolidated Financial Statements for 2005 to those figures reported above:

	As previously reported	Adjustments	As amended
Results of operations
Revenues	$484,964	—	484,964
Gross profit	246,727	(57)	246,670
Operating income	90,534	266	90,800
Net income	91,576	242	91,818

The Company recorded a $131 decrease in equity income from affiliated companies during 2006 as a result of the audit adjustments pertaining to the partnerships’ 2005 results of operations for the nine months ended September 30, 2005 (as previously noted, the Company records its equity income from its three wireless partnership investments on a one quarter lag).

(4) Long-Term Debt

Long-term debt at December 31, 2006 and 2005 was as follows:

	2006	2005
Notes payable to Federal Financing Bank, maturing in 2012	$18,512	21,597
Less current portion of long-term debt	3,085	3,085

Long-term debt	$15,427	18,512

Annual principal payments of $3,085 are required over the next five years as calculated on the outstanding indebtedness at December 31, 2006.

In 1996, NPTC was granted approval for a loan from the Federal Financing Bank (FFB) guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at December 31, 2006 to the FFB under this loan was $18,512, with all advances having a maturity date of December 31, 2012. The notes payable to the FFB carry interest rates ranging from 4.3% to 6.7% (weighted average of 5.46%). The unadvanced amount of this facility as of December 31, 2006 was $34,764. NPTC can

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

make draws against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of December 31, 2006, NPTC had approximately $4,021 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by NPTC which provides that substantially all of the assets of NPTC, which approximates a book value of $80,089, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by NPTC. Under these restrictions, unless certain working capital levels, net worth levels, and interest expense ratios are maintained, NPTC is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or to make any other distributions to its shareholder, or to purchase, redeem, or retire any of its capital stock, or to make any investment in affiliated companies. As a result of these restrictions on NPTC, $4,642 of NPTC’s retained earnings were available for dividends to the Company as of December 31, 2006. The Company has no restrictions on the amount of its retained earnings that are available for dividends and other distributions to its shareholders. However, because of the aforementioned NPTC restrictions on dividends and distributions, the portion of the Company’s consolidated cash and temporary investments available for dividends and other distributions to the Company’s shareholders as of December 31, 2006 was $47,634.

Based on borrowing rates currently available to the Company for loans with similar terms and maturities, the estimated fair value of long-term debt as of December 31, 2006 was $17,817. This was based on a current borrowing rate of 6.80%.

NPTC also has available through June of 2009 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1.5%. The line of credit was not used in 2006, 2005, or 2004. There are no commitment fees associated with this line of credit.

(5) Lease and Other Commitments

Operating and Capital Leases

The Company has a capital lease for equipment used in its operations. Amortization of the assets held under the capital lease is included within depreciation and amortization expense. The capital lease amount included in property, plant, and equipment is as follows:

	2006	2005
Capital lease	$10,498	10,498
Accumulated amortization	(3,722)	(3,139)

Total	$6,776	7,359

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

In addition, the Company has entered into various noncancelable operating leases in the ordinary course of business. Total rental expense for all operating leases was $328, $325, and $266 in 2006, 2005, and 2004, respectively. The following table displays the aggregate minimum lease commitments under the capital and operating leases at December 31, 2006:

	Capital lease	Operating leases
2007	$1,271	369
2008	1,271	367
2009	1,271	283
2010	540	18
2011	103	—
Thereafter	—	—

Total minimum lease commitments	4,456	$1,037

Less interest and executory costs	701

Present value of minimum lease commitments	3,755
Less current installments	965

Long-term obligation at December 31, 2006	$2,790

Other Commitments

The Company has entered into two contracts to outsource the majority of its operational support systems. The first contract, which is effective through August of 2008, has terms that made it non-cancelable by the Company through March of 2006. Since the non-cancelable period has expired, the Company has the right to cancel the contract but must pay a termination fee as defined in the contract. A second contract, for a separate system, is effective through September of 2011. Should the Company terminate the contract prior to expiration of the term, the Company will be liable for minimum monthly usage payments as defined in the contract for the remaining term of the contract.

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

	Operational support systems	Other contractual arrangements and purchase commitments
2007	$2,328	4,791
2008	1,635	208
2009	480	154
2010	480	128
2011	360	103
Thereafter	—	286

Total	$5,283	5,670

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

The above figures for operational support systems payments are estimated due to the fact that a portion of the fee relating to billing services is variable, as it is partially calculated based on the number of service accounts.

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

Pursuant to the NPTC collective bargaining agreement negotiated during 2004, eligibility for the NPTC Pension Plan is limited to those employees whose active service with NPTC commenced prior to November 1, 2004. Any employees hired on or after November 1, 2004 are not eligible to participate in the Pension Plan. Instead, for those employees covered by the collective bargaining agreement but hired on or after November 1, 2004, NPTC contributes an amount equal to 2% of the employee’s gross wages into a union sponsored 401(k) plan.

Effective December 31, 2006, the Company amended the Pension Plan to freeze the benefit accruals for participants not covered by the collective bargaining agreement. Concurrent with the benefit freeze under the Pension Plan, the Company amended the NPTC 401(k) plan to enhance the Company’s contribution formula for those NPTC employees not covered by the collective bargaining agreement.

NPTC also has a nonqualified supplemental pension plan (Restoration Plan) covering certain former and current employees. The Restoration Plan restores the benefits that are precluded under the Pension Plan by Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans and by the exclusion of bonus compensation from the Pension Plan’s definition of earnings. Concurrent with the benefit freeze under the Pension Plan, the Restoration Plan was amended to supplement the benefit amounts that would be payable to the Restoration Plan’s participants under the Pension Plan if the Pension Plan had not been amended to freeze benefit accruals as of December 31, 2006. The amendment to the Restoration Plan also froze eligibility for participation in the Restoration Plan to those persons participating in it as of December 31, 2006. The combined costs and obligations associated with the Pension Plan and Restoration Plan are reflected in the “Pension plans” columns on the following pages in accordance with the disclosure presentation guidelines included in SFAS 132(R).

Eligible retirees of NPTC are provided health care benefits under an unfunded plan until the retiree reaches Medicare eligibility (currently 65 years of age) and life insurance benefits based on a specified percentage of preretirement salary until the retiree reaches the age of 65, at which time the coverage is limited to $5. The costs and obligations associated with these plans are reflected in the “Other postretirement benefits” columns on the following pages.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

The following table sets forth the change in benefit obligations, change in plan assets, and reconciliation of funded status of these pension plans and post retirement benefits at December 31, 2006 and 2005:

	Pension plans		Other postretirement benefits
	2006	2005	2006	2005
Change in benefit obligations:
Benefit obligation at beginning of year	$55,481	53,125	13,719	12,073
Service cost	1,578	1,541	371	350
Interest cost	3,170	2,992	718	672
Curtailment (gain) or loss	(4,992)	—	—	—
Plan amendments	1,727	—	—	—
Benefits paid	(2,017)	(1,920)	(780)	(719)
Actuarial (gain) or loss	165	(257)	(2,502)	1,343

Benefit obligation at end of year	$55,112	55,481	11,526	13,719

Change in plan assets:
Fair value at beginning of year	$43,571	39,075	—	—
Actual return on plan assets	6,204	3,913	—	—
Employer contributions	2,703	2,503	780	719
Benefits paid	(2,017)	(1,920)	(780)	(719)

Fair value at end of year	$50,461	43,571	—	—

Reconciliation of funded status prior to application of SFAS No. 158:
Funded status	$(4,651)	(11,910)	(11,526)	(13,719)
Unrecognized actuarial (gain) or loss	3,176	11,142	2,318	5,132
Unrecognized transition obligation or (asset)	—	—	—	—
Unrecognized prior service cost	1,953	659	15	17

(Accrued) or prepaid cost	$478	(109)	(9,193)	(8,570)

Amounts recognized in the consolidated balance sheets:
Prior to adoption of SFAS No. 158
Prepaid benefit cost	$1,619	—	—	—
Accrued benefit liability	(1,808)	(2,848)	(9,193)	(8,570)
Intangible asset	667	682	—	—
Accumulated other comprehensive income	—	2,057	—	—

Net amount recognized at year-end	$478	(109)	(9,193)	(8,570)

Accumulated other comprehensive income attributable to change in additional minimum liability recognition	$(2,057)	(1,464)	—	—

After adoption of SFAS No. 158
Noncurrent assets	$—	n/a	—	n/a
Current liabilities	(4)	n/a	(692)	n/a
Noncurrent liabilities	(4,647)	n/a	(10,834)	n/a

Net amount recognized	$(4,651)	n/a	(11,526)	n/a

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

	Pension plans		Other postretirement benefits
	2006	2005	2006	2005
Amounts not yet reflected in net periodic cost and included in accumulated other comprehensive income:
Transition asset (obligation)	$—	n/a	—	n/a
Prior service credit (cost)	(1,953)	n/a	(15)	n/a
Accumulated gain (loss)	(3,176)	n/a	(2,318)	n/a

Accumulated other comprehensive income	(5,129)	n/a	(2,333)	n/a
Cumulative employer contributions in excess of (less than) net periodic cost	478	n/a	(9,193)	n/a

Net amount recognized in the consolidated balance sheet	$(4,651)	n/a	(11,526)	n/a

Net increase in accumulated other comprehensive income due to SFAS No. 158	$5,129	n/a	2,333	n/a

Amortization expense expected to be recognized during the next fiscal year:
Amortization of prior service cost	$211	134	4	2
Amortization of net losses	69	470	102	312

Total amortization expense	$280	604	106	314

Additional disclosure for all pension plans:
Accumulated benefit obligation	$50,025	46,420	n/a	n/a

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$3,901	55,481	n/a	n/a

Accumulated benefit obligation	$1,808	46,420	n/a	n/a

Fair value of plan assets	$—	43,571	n/a	n/a

The incremental effect of applying SFAS No. 158 on individual line items of the consolidated balance sheet at December 31, 2006 was:

	Before application of SFAS No. 158	Adjustment	After application of SFAS No. 158
Intangible assets	$667	(667)	—
Prepaid benefit obligation	1,619	(1,619)	—
Accrued pension and benefit obligation:
Pension plans	1,808	2,843	4,651
Other postretirement benefits plans	9,193	2,333	11,526
Deferred income taxes—long term	—	3,097	3,097
Accumulated other comprehensive income	—	4,365	4,365

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

The following weighted average assumptions were used in the calculations to determine benefit obligations at December 31, 2006, 2005, and 2004:

	Pension Plan			Restoration Plan			Other postretirement benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Weighted average assumptions:
Discount rate	% 5.80	5.80	5.75	5.70	5.30	5.75	5.70	5.40	5.75
Rate of compensation increase	4.50	4.50	4.50	4.00	4.00	4.00	4.50	4.50	4.50
Measurement date	Oct. 31	Oct. 31	Oct. 31	Dec. 31	Dec. 31	Dec. 31	Dec. 31	Dec. 31	Dec. 31

Net periodic benefit costs include the following:

	Pension plans			Other postretirement benefits
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$1,578	1,541	1,377	371	350	354
Interest cost	3,170	2,992	2,844	718	672	682
Expected return on plan assets	(3,535)	(3,180)	(2,866)	—	—	—
Amortization of prior service cost	134	117	100	2	(5)	(5)
Amortization of transition (asset)	—	(153)	(153)	—	—	—
Recognized actuarial loss	470	656	575	312	220	238

Net periodic benefit cost	$1,817	1,973	1,877	1,403	1,237	1,269

Additional loss due to:
Curtailment	$298	—	—	—	—	—

The following weighted average assumptions were used in the calculations to determine net periodic benefit cost for the years ended December 31, 2006, 2005, and 2004:

	Pension plan			Restoration plan			Other postretirement benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Discount rate	% 5.80	5.75	6.00	5.30	5.75	6.00	5.40	5.75	6.00
Expected return on assets	8.00	8.00	8.00	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.50	4.50	4.50	4.00	4.00	4.00	4.50	4.50	4.50

For purposes of measuring other postretirement benefits, the annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for 2006 was 11%. The rates were assumed to decrease gradually to 5% by the year 2013 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care trend rate would have the following effects:

	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components for 2006	$126	(109)
Effect on 2006 postretirement benefit obligation	940	(839)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

The following table presents the Pension Plan’s target allocation ranges and actual plan assets, broken down by investment category, at October 31, 2006 and 2005, the measurement dates for the fiscal year 2006 and 2005 plan calculations:

	Target asset allocation ranges
		Plan assets at October 31,
		2006	2005
Asset category:
Equity securities	40 – 60%	65%	63%
Fixed income securities	40 – 60%	34%	36%
Cash and equivalents	0 – 5%	1%	1%

For purposes of the preceding table outlining the Company’s target allocation ranges and actual plan assets, mutual funds are classified based on their primary investment objectives. Although the table shows actual equity securities (all of which consist of investments in mutual funds) slightly exceeding the Company’s target asset allocation range as of October 31, 2006 and 2005, the actual exposure of the Pension Plan to equity securities was less than illustrated, as approximately 8% and 5% of the composite underlying investments of the equity mutual funds were held in cash, temporary investments, or short-term bonds at October 31, 2006 and 2005, respectively.

Fixed income securities at October 31, 2006 include annuity contracts in the amount of $13,145, or 26% of total plan assets, and bond mutual funds in the amount of $4,209, or 8% of total plan assets. Fixed income securities at October 31, 2005 include annuity contracts in the amount of $14,149, or 33% of total plan assets, and bond mutual funds in the amount of $1,500, or 3% of total plan assets.

The Retirement Board, a committee of the Board of Directors of NPTC (the Board), manages the asset allocation of the Pension Plan’s investments in conjunction with advice received from third-party professional investment managers. The Company employs a total return investment approach for its Pension Plan whereby a mix of equities and fixed income investments is used to maximize the long-term return of plan assets. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity mutual fund investments are diversified across geography and market capitalization through investments in U.S. large-capitalization stocks, U.S. small-capitalization stocks, and international securities. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. Investment allocation and risk is monitored on an ongoing basis through quarterly investment portfolio reviews and annual liability measurements.

The Company considers a number of factors in determining its expected rate of return on plan assets assumption, including historical performance of plan assets, asset allocation, and other third-party studies. Historical markets are studied as well as long-term relationships between equity and fixed income securities. Currently, the fixed income securities held by the plan are comprised of highly rated fixed rate annuity contracts that have a weighted average interest rate of 6.6% and bond mutual funds that have historical returns of 6.2%. The guarantee periods on the annuity contracts interest rates vary from 2007 through 2011, with the majority of the annuity balances containing guaranteed rates through October of 2011. By assuming historical returns of 10% for equity securities and 6.2% for bond mutual funds and incorporating the current guaranteed weighted average annuity interest rate of 6.6% (and assigning a 4.8% return expectation for cash and equivalents), the current

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

portfolio’s weighted average expected return would be 8.7%, compared with the Company’s assumed rate of 8.0% for 2006.

During 2006, the Company made an elective tax-deductible contribution of $2,700 to the Pension Plan. During 2005, the Company made an elective tax-deductible contribution of $2,500 to the Pension Plan. No minimum contribution was required in 2006, because elective contributions made from 2003 through 2005 have generated a funding credit. For 2007, no minimum contribution is required for the Pension Plan because the Company has a $6,900 funding credit. As described in more detail in Note 15, the Company currently has a voluntary early retirement incentive program in place that extends through March of 2007, except for those qualifying individuals covered under the Restoration Plan for which the program extends through March of 2008. A re-measurement of the Pension Plan will be completed at March 31, 2007 and the Company will then determine what amount of elective contributions, if any, will be made to the Pension Plan in 2007. Contributions for the other postretirement benefits plans are made on a pay-as-you-go basis, with total contributions of $780 in 2006 and expected contributions totaling $692 for 2007.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	Qualified pension plan benefits	Nonqualified pension plan benefits	Other postretirement benefits
2007	$2,328	4	692
2008	2,443	665	720
2009	2,571	3	808
2010	2,730	2,417	839
2011	2,887	3	906
2012-2016	16,817	905	5,501

The Company notes that the benefit payments outlined in the preceding table are calculated using the current actuarial assumptions used for the calculation of the projected benefit obligations for the respective plans; and, therefore, actual future benefit payments may differ from the projected benefit payments. In addition, only the projected benefit payments for the Company’s nonqualified pension plan and other postretirement benefit plans reflect direct obligations from the Company’s general assets in the periods presented. Benefit payments from the Company’s qualified Pension Plan are made from the assets in the Pension Plan trust. The Company’s actual cash flow obligations from its general assets into the Pension Plan trust therefore may materially differ from the benefit payments (which are made out of the trust) reflected in the previous table.

The Company also sponsors 401(k) savings plans covering substantially all employees. For employees who are not covered by the NPTC collective bargaining agreement (or for employees covered by that collective bargaining agreement but hired on or after November 1, 2004), the Company contributes to the 401(k) plans based on a specified percentage of employee contributions and/or wages. Such contributions charged to expense were $530, $512, and $493 in 2006, 2005, and 2004, respectively.

At December 31, 2006, the Company, through all of its subsidiaries, employed 357 persons. Approximately 29% of the Company’s employees are covered under collective bargaining agreements. In October 2004, NPTC’s bargaining employees ratified a new labor contract with the Communications Workers of America (CWA) that will remain in effect until September 30, 2007. Also, in September 2005, Penn Telecom’s bargaining employees ratified a new labor contract with the CWA that will remain in effect until August 31, 2008.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

(7) Income Taxes

The components of income tax expense (benefit) are:

	2006	2005	2004
Current:
Federal	$18,427	13,813	10,660
State	5,600	4,261	3,527

	24,027	18,074	14,187
Deferred:
Federal	(1,365)	(1,715)	(499)
State	(180)	(1,081)	(376)

	(1,545)	(2,796)	(875)
Deferred investment tax credit	(2)	(3)	(8)

Total income taxes	22,480	15,275	13,304
Tax (expense) benefit from discontinued operations	(7)	132	104

Income taxes from continuing operations	$22,473	15,407	13,408

The Company’s income tax expense from continuing operations differs from income tax expense computed at the federal statutory rate of 35% due to the following factors:

	2006	2005	2004
Statutory federal income tax	$18,976	13,527	11,380
State taxes on income (net of federal income tax benefit)	3,521	2,510	2,112
Change in beginning of year valuation allowance (net of federal income tax expense)	—	(381)	(61)
Investment tax credit	(2)	(3)	(8)
Other	(22)	(246)	(15)

Income tax expense	$22,473	15,407	13,408

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations are as follows:

	2006	2005	2004
Deferred tax expense (benefit) (exclusive of the effects of the other components below)	$(1,545)	(2,415)	(814)
Decrease in beginning of year valuation allowance	—	(381)	(61)

	$(1,545)	(2,796)	(875)

Adjustments to deferred tax liabilities of $32 and $(2) were recorded in 2006 and 2005, respectively, related to unrealized gains and losses on marketable securities classified as available for sale (Note 2), and adjustments to deferred tax assets of $(854) and $(607) were recorded in 2006 and 2005, respectively, related to minimum pension liability adjustments that effect comprehensive income. Pursuant to the adoption of SFAS No. 158, the

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

Company recorded a $3,097 deferred tax asset associated with the equity adjustment recorded through the accumulated other comprehensive loss component of shareholders’ equity (Note 6).

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
Deferred tax assets:
Postretirement benefits	$(4,783)	(3,556)
Compensated absences, principally due to accrual for financial reporting purposes	(330)	(306)
Accounts receivable and other current accruals	(616)	(759)
State net operating loss carryforwards	(1,640)	(1,732)
Pension	(1,823)	—
Other	(138)	(56)

Total gross deferred tax assets	(9,330)	(6,409)
Less valuation allowance	—	58

Net deferred tax assets	(9,330)	(6,351)
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	9,283	9,332
Pension	—	245
Net unrealized gain on available for sale securities	57	25
Equity method investments in affiliated companies	1,061	1,649
Other	273	200

Total gross deferred tax liability	10,674	11,451

Net deferred tax liability	$1,344	5,100

Unamortized investment tax credit	$14	16

The valuation allowance for deferred tax assets relates to state loss carryforwards of subsidiaries. The valuation allowance for deferred tax assets at December 31, 2006 and 2005 was $0 and $58, respectively. For the year ended December 31, 2006, there was a net decrease in the valuation allowance in the amount of $58. The $58 decrease in the valuation allowance for 2006 accompanied the write-off of the underlying deferred tax asset being reserved, which related to state net operating losses that expired in 2006. As such, the decrease in the valuation allowance did not result in any benefit recorded to income tax expense, and is therefore reflected as having no effect on the reconciliation of income tax expense and the reconciliation of the significant components of deferred income tax expense, as outlined in the preceding tables. For the year ended December 31, 2005, there was a net decrease in the valuation allowance in the amount of $587. For the year ended December 31, 2004, there was a net decrease in the valuation allowance in the amount of $94. The decreases in the 2005 and 2004 valuation allowances both resulted in recorded income tax benefits.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At December 31, 2006, the Company had net operating loss carryforwards for state income tax purposes of $25,256, which are available to offset future state taxable income. These loss carryforwards will expire as follows:

2018	$1
2019	1
2020	5,704
2021	10,184
2022	4,591
2023	1,205
2024	1,427
2026	2,143

(8) Shareholders’ Equity

The Company has the authority to issue 50,000 shares of capital stock, 40,000 shares of which shall be in the form of common stock, par value $0.15625 per share. The remaining 10,000 shares can be divided into one or more classes of common stock and/or preferred stock. At December 31, 2006, 15,040 shares of common stock, par value $0.15625 per share, had been issued, with 15,005 remaining outstanding as a result of the repurchase by the Company of 35 shares (for $508) into treasury in 1997.

During 2003, the Board adopted a Shareholder Rights Plan and declared a dividend of one right for each share of common stock then outstanding and to become outstanding thereafter. Each right entitles the holder of the right to buy one one-hundredth of a share of Class A Junior Participating Preferred Stock for $60 per share (subject to adjustment) if the right becomes exercisable. The rights become exercisable only if a person or group acquires 15% or more of the common stock of the Company then outstanding or commences a tender or exchange offer that, if consummated, would result in the person or group acquiring 15% or more of the Company’s common stock then outstanding. If a person or group acquires 15% of the Company’s common stock then outstanding, right holders (other than the shareholder(s) who acquired such 15% of the Company’s common stock) become entitled to purchase an amount of common stock of the Company (or Common Stock Equivalents as defined in the Shareholder Rights Plan, or, in certain circumstances, common stock of the acquirer) having a value equal to two times the exercise price of $60. The rights currently trade with the Company’s common stock. The rights may be redeemed by the Board, for one cent per right, at any time before a person or group acquires 15% or more of the common stock of the Company then outstanding. The rights expire in October 2013.

In conjunction with the Shareholder Rights Plan, the Company has reserved 151 shares of preferred stock for possible issuance. At December 31, 2006, no preferred shares had been issued.

(9) Related Party Transactions

Since 1998, the Company has had an agreement to obtain certain data processing functions from a third-party processor (Processor), which is a member of the Armstrong Group of Companies (the Armstrong Group).

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

The Company was related to the Armstrong Group by a common shareholder who directly or beneficially owned more than five percent of the Company’s outstanding common stock. In April 2006, counsel for the Armstrong Group advised representatives of the Company that all shares of the Company’s common stock held directly or indirectly by this shareholder had been sold. This shareholder also served on the Company’s Board of Directors for 25 years until the Company’s Annual Shareholders Meeting on May 20, 2005. Payments to the Processor under this agreement were $2,538, $2,955, and $2,613 in 2006, 2005, and 2004, respectively. During 2006, 2005, and 2004, the Company paid approximately $199, $304, and $224, respectively, to the law firms of two members of the Board of Directors for various legal services. At December 31, 2006, the Company had amounts of $316 and $104 outstanding to the Processor and law firms, respectively. As of December 31, 2005, the Company had amounts of $269 and $33 outstanding to the Processor and law firms, respectively.

In addition, in the ordinary course of business, the Company both provides and receives telecommunication transport services from Boulevard, a competitive access provider jointly owned by the Company and a company in the Armstrong Group. Total revenues recognized from providing services to Boulevard were approximately $25, $30, and $26, and total expenses incurred from receiving services from Boulevard were approximately $112, $168, and $191, for 2006, 2005, and 2004, respectively. The Company also provides in the ordinary course of business telecommunication and transport services to other member companies of the Armstrong Group, with total revenues recognized of approximately $140, $96, and $98 for 2006, 2005, and 2004, respectively. The amounts outstanding from and/or due to Boulevard and the companies in the Armstrong Group were negligible at December 31, 2006 and 2005.

(10) Discontinued Operations

During the fourth quarter of 2005, Penn Telecom executed an agreement to sell its business telecommunications equipment operations (business systems). These operations engaged primarily in selling and maintaining business telecommunications equipment, more specifically Nortel key systems and private branch exchanges. Upon closing of the transaction on December 30, 2005, Penn Telecom received $31 in cash and a $247 promissory note issued by the purchaser. As the $247 promissory note did not bear any interest, the Company recorded the original book value of the note receivable to be $229, with the $18 differential from the face value of the note recorded as imputed interest income as earned.

The results of operations of business systems have been reported as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Summarized financial information for discontinued operations is as follows:

	2006	2005	2004
Revenues	$—	2,142	2,387
Expenses	—	2,496	2,638

Net operating loss from discontinued operations	—	(354)	(251)
Gain from sale	—	36	—
Interest income	18	—	—

Income (loss) from discontinued operations, before income taxes	18	(318)	(251)
Income tax (expense) benefit	(7)	132	104

Income (loss) from discontinued operations, net of taxes	$11	(186)	(147)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

The carrying amounts of the assets included as part of the business systems operations at December 31, 2006 and 2005 are as follows:

	2006	2005
Customer accounts receivable	$—	288
Note receivable	—	229

Total current assets	$—	517

These customer accounts receivable at December 31, 2005 represented amounts billed by and due to the Company for products sold and services rendered prior to the sale of the business systems operations. The accounts receivable were not assigned as part of the asset purchase agreement. The accounts receivable balances at December 31, 2005 are classified in the “Other current assets” line item of the Company’s Consolidated Balance Sheets. Installment payments on the promissory note of $34, $71, $71, and $71 were received by the Company in April, June, September, and December of 2006, respectively. The $197 of cash provided by operating activities from discontinued operations for 2006, as reported on the Consolidated Statements of Cash Flows, consisted of the collection of the customer accounts receivable of $288 and income earned of $11 for 2006, offset partially by the payment in 2006 of $102 of obligations outstanding at December 31, 2005.

(11) Change in Accounting Estimates Affecting Depreciable Lives of Certain Assets

During 2005, the Company conducted a comprehensive review of the useful life estimates of certain categories of NPTC’s telephone plant and equipment. The review of NPTC’s digital electronic switching equipment, circuit equipment, and central office assets was concurrent with and as a result of the finalization of the Company’s plans for its next generation data network infrastructure. The Company instituted in the beginning of 2006 a capital program that includes deploying fiber deeper into its Incumbent Local Exchange Carrier (ILEC) network, the upgrade of its transmission network to a gigabit Ethernet core, and the eventual deployment of next generation digital subscriber line equipment. Whenever the Company sets useful life estimates for depreciation purposes, it first must make estimates as to how long the asset physically can continue to work and provide service. However, especially for assets that are technology driven, the Company must supplement its useful life analysis by making an assessment as to whether or not the technological useful life of the asset may be shorter than its physical useful life. The technological useful life may indeed be shorter for such reasons as the potential obsolescence of certain aspects of the underlying products and services the equipment is provisioning or, especially in cases of infrastructure assets, the potential inoperability with other integrated network elements. Based on the Company’s final selection of the design and underlying technological components of its next generation network architecture, the Company reevaluated the useful life estimates originally made for NPTC’s existing Time Division Multiplexing (TDM) voice grade equipment, including NPTC’s core switches, line cards, transport equipment, and associated peripherals. The Company made this revaluation in light of the fact that NPTC selected for its next generation network a data network architecture that will be able to operate in parallel with its existing TDM based voice infrastructure and in which NPTC will be able to integrate the network elements in an efficient and effective manner. With the composite method of depreciation that the Company’s regulated NPTC subsidiary uses, the assets that comprised digital electronic switching equipment, circuit equipment, and central office asset accounts would have become fully depreciated over the course of 2006. Based on a detailed study conducted jointly by NPTC’s planning department, network engineering department, and individuals responsible for maintaining NPTC’s continuing property records, the Company concluded that the remaining economic useful lives of these groups of assets was indeed longer than their originally estimated remaining depreciable lives. Based on the study, the Company concluded that the remaining net book value of

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

these assets, which approximated $5,950 at October 1, 2005 (the effective date of the change in the accounting estimate for their remaining depreciation), should be depreciated over a revised 5.5 year remaining useful life. The original useful life assigned to these asset groups was 9 years. The change in the useful life estimates for these classes of assets, which was effective only for the fourth quarter of 2005, decreased the Company’s 2005 depreciation expense by approximately $1,853. For 2006, the change in useful life estimates decreased depreciation expense by approximately $2,745 from that amount which would have been recorded if there had been no change in the estimated useful life of these assets effective October 1, 2005. The impact on 2006 depreciation is less than the annualized impact of the decrease in depreciation experienced in the fourth quarter of 2005 because using the original useful life would have resulted in these assets becoming fully depreciated in the second quarter of 2006. The change in useful life estimates was made for only those assets that were in service as of October 1, 2005.

In addition, NPTC changed the useful life estimates for poles from 14.5 years to 45 years. This change was predicated upon a study conducted by NPTC’s outside plant engineering group utilizing detailed records of the original installation dates of the approximate 30,000 poles in its ILEC network. As of October 1, 2005, the effective date of the change in useful life estimate, the gross carrying amount of the pole assets was $8,738 and the net book value of the pole assets was $1,154. The change in the useful life estimate was made for both the existing pole assets as of October 1, 2005 as well as for future additions. The change in the useful life estimate for this class of assets beginning October 1, 2005 decreased depreciation expense for 2005 and 2006 by approximately $102 and $408, respectively, on a static basis.

In total, these changes in accounting estimates had the impact of decreasing the Company’s depreciation expense by approximately $1,955 and $3,153 for 2005 and 2006, respectively. A $1,955 and $3,153 decrease in depreciation expense has the after tax effect of increasing consolidated net income by $1,144, or $0.08 per share, and $1,845, or $0.12 per share, respectively.

While this reassessment of the useful lives of these assets, and the resulting extension of the period of years over which the assets will be depreciated, have decreased the Company’s depreciation expenses for the latter part of 2005 and first six months of 2006, it also means that the latter part of 2006 and the years 2007 through 2010 will include costs for depreciating these assets, most of which would not have been costs during those future periods if the assets’ useful lives had not been re-measured, because certain of these asset classes would have become fully depreciated during 2006.

(12) Rural Telephone Bank Stock Redemption

On January 30, 2006, NPTC executed a Stock Redemption Agreement between the Rural Telephone Bank (RTB) and NPTC. The RTB had decided to liquidate and dissolve, and the redemption of the RTB stock was a required part of that liquidation.

NPTC owned $19,622 in par value of RTB stock, with $19,572 of the par value in the form of RTB Class C stock and $50 in the form of RTB Class B stock. The $19,622 of par value consisted of $1,519 expended by NPTC between 1978 and 1982 to purchase Class B stock pursuant to the terms of NPTC’s loan agreement with the RTB that required NPTC to purchase Class B stock in the amount equal to five percent of the RTB loans advanced to NPTC, and Class B stock with an aggregate par value of $18,103 received as dividends since the original purchases. Because RTB Class B stock could be held only by eligible RTB borrowers, because of the corresponding lack of a market for the stock and because the underlying valuation of the stock was in question, for accounting purposes NPTC’s original expenditures for RTB stock were treated as debt issuance costs, which

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

were to be amortized over the life of the loans. Upon NPTC’s prepayment of its remaining loans outstanding to the RTB in December of 2002, the remaining $510 of unamortized costs associated with the RTB stock was written off. Consequently, there was no original basis in the RTB stock remaining on the Company’s consolidated financial statements at the time of redemption.

In February of 2003, NPTC converted the majority of its RTB Class B stock into RTB Class C stock; unlike the Class B stock, RTB Class C stock was eligible for cash dividends. NPTC received cash dividends of $l,123 and $1,160 on its RTB Class C stock in 2005 and 2004, respectively.

On April 11, 2006, NPTC received its payment of $19,622 for the redemption of its RTB stock. Certain questions have arisen as to whether some of the proceeds from the RTB stock redemptions are subject to regulatory recapture, with one state utility commission (to whose regulation NPTC is not subject) in particular investigating the matter. With respect to the intrastate jurisdiction, NPTC is no longer regulated as a rate of return carrier. Even when, in the past, NPTC was regulated as a rate of return carrier, it appears that the revenue requirement associated with NPTC’s original investment in the RTB stock was never included in NPTC’s regulated rates because NPTC never filed for an increase in intrastate rates based on a return on investment calculation after NPTC made its original investment in RTB stock. To the best of the Company’s knowledge, the PA PUC is not currently investigating whether any proceeds from the RTB stock redemption are subject to regulatory recapture. With respect to the interstate jurisdiction, based on a review of a NECA position paper which described NECA’s interpretation of the regulatory reporting and treatment of the RTB dissolution, it appears that there would not be any form of regulatory recapture in connection with the redemption of NPTC’s RTB stock. To the best of the Company’s knowledge, NECA employed the accounting treatment described in its position paper in its interstate tariff filing (in which NPTC, as a NECA average schedule company, participates) for the period July 1, 2006 through June 30, 2007. The FCC has approved that tariff with no adjustments to the NECA filed RTB treatment. Based on the foregoing, the Company believes that the likelihood of any type of regulatory recapture of NPTC’s proceeds from the RTB stock redemption is low, and the Company has therefore recognized a gain in the amount of the total proceeds ($19,622) NPTC received for its RTB stock.

(13) Special Dividend

On April 20, 2006, the Company’s Board of Directors declared a special 100th anniversary common stock dividend of $1.00 per share, which was paid on May 15, 2006 to shareholders of record on May 1, 2006. The $1.00 per share amounted to an aggregate cash distribution of $15,005.

(14) Contingency

On October 23, 2006, Verizon Pennsylvania, Inc., along with a number of its affiliated companies, filed a formal complaint with the PA PUC claiming that Penn Telecom’s intrastate switched access rates were higher than those of the Incumbent Local Exchange Carrier (ILEC) in the corresponding service area and therefore are in violation of a new Pennsylvania statute. The provision that Verizon cites was enacted as part of Act 183 of 2004. The current tariffed Penn Telecom switched access rates were approved and in effect prior to the passage of the new statute, which now limits Competitive Local Exchange Carrier (CLEC) access rates. Consequently, the Company believes that Penn Telecom’s current rates were Commission permitted rates prior to enactment of the new legislation and therefore are grandfathered in place. Further, the Act 183 provisions allow CLEC rates to be higher than the corresponding incumbent’s rates so long as the CLEC can demonstrate that the higher access

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

rates are cost justified. The Company is in the process of reviewing Penn Telecom’s costs and believes it can demonstrate that Penn Telecom’s current cost structure supports the current switched access rates. Verizon’s original claim requested a refund of $480 from access billings through August 2006. In a letter dated January 30, 2007, Verizon notified Penn Telecom that it was revising its complaint to reflect a more current alleged over-billing calculation which resulted in a revised claim of $1,346 through December 2006 and which claim included amounts from certain affiliates that had not been included in the original calculation. The Company believes that Penn Telecom’s switched access rates are permissible and will vigorously fight this complaint. In the event Penn Telecom is not successful in this proceeding, its operations could be materially adversely impacted by not only the refund sought by Verizon but more importantly by the prospective decreases in access revenues resulting from the change in its intrastate access rates, which would apply to all carriers on a non-discriminatory basis. The Company preliminarily estimates that the decrease in annual revenues would be approximately $1,200 on a static basis (meaning keeping access minutes of use constant) if Verizon prevails completely in its complaint.

Penn Telecom is not alone in having intrastate access rates that are higher than those of the ILEC in the corresponding service area in which it operates. A number of CLECs in the state of Pennsylvania have intrastate access rates in excess of their respective incumbents’. In February of 2007, Verizon filed a similar formal complaint with the PA PUC against another of Pennsylvania’s largest CLECs.

Verizon and its affiliated companies have continued to pay all amounts billed by Penn Telecom, including the disputed amounts. As such, except for invoices that may be outstanding in the normal course of business on customary thirty day payment terms, there are no amounts contained in the Company’s accounts receivable balance related to this dispute as of December 31, 2006. In addition, as it is currently the Company’s belief that Penn Telecom’s access rates are justified, no accrued liability related to Verizon’s claim has been established as of December 31, 2006. In the event that Penn Telecom is not successful in this proceeding, the Company may be required to record charges to its income statement in subsequent periods for all or part of the amount of Verizon’s outstanding claim as of December 31, 2006. Furthermore, if Penn Telecom is not successful in this proceeding, there exists a risk that other carriers may file claims similar to those of Verizon, and Penn Telecom may ultimately be liable for amounts in excess of the $1,346 claimed solely by Verizon and its affiliated companies.

(15) Workforce Reduction and Business Restructuring

On November 15, 2006, the Company announced an amendment to the NPTC Pension Plan that freezes benefit accruals for nonunion participants in the Pension Plan effective December 31, 2006. Concurrently, the Company also announced a voluntary early retirement incentive program for certain eligible non-union participants in the Pension Plan. This incentive program enhances a participant’s retirement benefit calculation by adding three additional years of service to the participant’s actual service. In addition, for purposes of determining early retirement eligibility and the reduction for early benefit commencement, three years will be added to both the age and years of service of the Pension Plan participant who elects to take advantage of the early retirement incentive program. There were 45 people who were eligible to receive this enhanced benefit through the Pension Plan. An eligible person must have provided written notification to the Company as to his or her election to retire under the early retirement incentive program no later than February 28, 2007 in order to receive the enhanced benefit. An eligible person so electing to retire has 30 days after providing such written notification to rescind his or her election to retire. As of February 28, 2007, 42 of the eligible 45 people had provided their written notification to accept the early retirement incentive, although the Company believes that it is reasonably possible that some people will ultimately rescind their elections after taking advantage of the extra 30 days that the rescission period provides a participant to defer his or her final decision.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except per share data)

Due to the fact that only one person accepted the retirement offer as of December 31, 2006, there was no re-measurement of the Company’s obligations under the Pension Plan and other postretirement benefit plans (which consists of postretirement healthcare and life insurance benefits) at December 31, 2006. The Company will complete a re-measurement of these plans as of March 31, 2007 and will record one-time charges associated with the early retirement benefit enhancement and the acceleration of the pension and postretirement healthcare and life insurance obligations. As there are numerous eligible participants who are still within their 30 day rescission period, the Company currently does not know how many of the eligible participants will ultimately retire under this early retirement incentive program, and the Company therefore is unable to determine the one-time costs associated with this early retirement incentive program or the potential ongoing annual savings that may result from the reduction in personnel.

In addition to the 45 eligible people in the Pension Plan, there were 6 qualifying participants in NPTC’s Restoration Plan who were extended the same voluntary early retirement incentive program, with the only difference being that the qualifying participants in the Restoration Plan have until March 31, 2008 to make their final election. No qualifying participants in the Restoration Plan have elected to retire under this early retirement incentive as of the date of this report. As such, the Company currently does not know how many, if any, of the eligible Restoration Plan participants will elect to retire under this early retirement incentive program, and it therefore is unable to determine the one time costs, if any, associated with this early retirement incentive program for qualifying participants of the Restoration Plan or the potential ongoing annual savings, if any, that may result from the potential reduction in personnel.

(16) Unaudited Quarterly Financial Data for 2006 and 2005

The following are summaries of quarterly financial data for the years ended December 31, 2006 and 2005, as reported by the Company:

	Unaudited (in thousands, except per share data)
	First quarter	Second quarter		Third quarter	Fourth quarter
2006:
Operating revenues	$26,723	25,713		25,408	25,621
Net operating income	7,328	5,931		5,527	6,155
Net income	5,586	16,398	*	4,595	5,176
Basic and diluted earnings per common share	0.37	1.09		0.31	0.34

2005:
Operating revenues	$27,214	28,741		27,081	26,768
Net operating income	6,930	9,415		6,971	8,422
Net income	4,689	6,459		5,035	6,873
Basic and diluted earnings per common share	0.31	0.43		0.34	0.46

*	Net income for the second quarter of 2006 included the $11,479 after tax gain realized on the redemption of the Company’s RTB stock (see Note 12).

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2006 and 2005

(Amounts in thousands)

	2006	2005
Assets
Current assets:
Cash and temporary investments	$35,476	30,781
Accounts receivable from subsidiary	592	6
Deferred income taxes	—	3

Total current assets	36,068	30,790

Property, plant, and equipment:
Land	150	150
Buildings	1,671	1,664
Equipment	—	—

	1,821	1,814
Less accumulated depreciation and amortization	489	411

Total property, plant, and equipment, net	1,332	1,403

Deferred income taxes	196	286
Other assets	1,121	1,114
Investment in subsidiaries	66,798	69,557

Total assets	$105,515	103,150

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2006 and 2005

(Amounts in thousands)

	2006	2005
Liabilities and Shareholders’ Equity
Current liabilities:
Dividend payable	$3,001	2,851
Accounts payable—subsidiaries	6	9
Federal and state income taxes	1,071	506
Deferred income taxes	76	—
Other liabilities	65	267

Total current liabilities	4,219	3,633

Shareholders’ equity:
Common stock	2,350	2,350
Capital in excess of par value	2,215	2,215
Retained earnings	101,525	96,629
Less cost of treasury stock	(508)	(508)
Accumulated other comprehensive loss	(4,286)	(1,169)

Total shareholders’ equity	101,296	99,517

Total liabilities and shareholders’ equity	$105,515	103,150

See accompanying report of independent registered public accounting firm.

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

Condensed Financial Information of Registrant

Condensed Statements of Operations

Years ended December 31, 2006, 2005, and 2004

(Amounts in thousands)

	2006	2005	2004
Revenues:
Management fee income	$890	—	—
Dividends from subsidiaries	30,353	24,552	25,402
Interest income	1,584	715	126
Nonoperating income	78	67	67

Total revenues	32,905	25,334	25,595
Expenses:
General office salaries and expenses	864	598	699
State taxes	(90)	83	96

Total expenses	774	681	795

Income before income taxes and equity in undistributed (overdistributed) net income of subsidiaries	32,131	24,653	24,800
Income tax (expense) benefit	(734)	(37)	261

Income before equity in undistributed (overdistributed) net income of subsidiaries	31,397	24,616	25,061
Equity in undistributed (overdistributed) net income of subsidiaries	358	(1,560)	(6,101)

Net income	$31,755	23,056	18,960

See accompanying report of independent registered public accounting firm.

Schedule I

NORTH PITTSBURGH SYSTEMS, INC. (Parent Company)

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Years ended December 31, 2006, 2005, and 2004

(Amounts in thousands)

	2006	2005	2004
Cash from operating activities:
Net income	$31,755	23,056	18,960
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) overdistributed income of subsidiaries	(358)	1,560	6,101
Other adjustments	69	48	14
Changes in assets and liabilities:
Accounts receivable—subsidiaries	(586)	—	—
Accounts payable—subsidiaries	(3)	(27)	35
Other liabilities	(202)	(54)	160
Federal and state income taxes	565	31	(162)
Deferred income taxes	169	6	(52)

Total adjustments	(346)	1,564	6,096

Net cash provided by operating activities	31,409	24,620	25,056

Cash from investing activities:
Expenditures for property and equipment	(7)	(452)	—
Distributions from affiliated company	2	—	5
Investments in subsidiaries	—	(400)	(1,500)

Net cash used for investing activities	(5)	(852)	(1,495)

Cash used for financing activities:
Cash dividends	(26,709)	(11,103)	(10,653)

Net cash used for financing activities	(26,709)	(11,103)	(10,653)

Net increase in cash and temporary investments	4,695	12,665	12,908
Cash and temporary investments at beginning of year	30,781	18,116	5,208

Cash and temporary investments at end of year	$35,476	30,781	18,116

See accompanying report of independent registered public accounting firm.

Schedule II

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Years ended December 31, 2006, 2005, and 2004

(Amounts in thousands)

Description	Balance at beginning of period	Additions charged to the income statement	Deductions	Balance at end of period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet:
2006	$779	548	744	583
2005	565	638	424	779
2004	686	447	568	565
Valuation allowance for deferred tax assets:
2006	$58	—	58	—
2005	645	(587)	—	58
2004	739	(94)	—	645

See accompanying report of independent registered public accounting firm.