Form 10-K/A
period 2006-12-31
NORTH PITTSBURGH SYSTEMS INC
filed 2007-04-30
CIK 764765

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (Form 10-K/A Report) to the Annual Report on Form 10-K of North Pittsburgh Systems, Inc. (the Company, NPSI, we, us or our) for the fiscal year ended December 31, 2006 (Form 10-K Report) is being filed pursuant to General Instruction G(3) to Form 10-K to include the information for Item 10, Directors, Executive Officers and Corporate Governance, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence, and Item 14, Principal Accountant Fees and Services, which pursuant to such General Instruction G(3) was not included in the Form 10-K Report but rather stated to be incorporated into the Form 10-K Report by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2006. Since filing the Form 10-K Report with the Securities and Exchange Commission, the Company has determined that the Company’s Definitive Proxy Statement relating to its 2007 annual meeting of shareholders will not be filed with the Securities and Exchange Commission within 120 days after December 31, 2006. Because the Company’s annual report to shareholders also will not be sent to shareholders within such 120-day period, this Form 10-K/A Report also furnishes in Item 5 the performance graph referred to in Item 201(e) of Regulation S-K promulgated by the Securities and Exchange Commission.

Cautionary Language Concerning Forward-Looking Statements

In addition to historical information, this Amendment to Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Section 27A) and Section 21E of the Securities Exchange Act of 1934 (Section 21E) regarding events, financial trends and critical accounting policies that may affect our future operating results, financial position and cash flows. We intend that such forward-looking statements be subject to the safe harbors within Section 27A and Section 21E as provided by the Private Securities Litigation Act of 1995.

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

We also refer you to the section titled “Risk Factors” under Item 1A in the Form 10-K for additional discussions concerning items which pose risks and uncertainties that could affect our future results.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The following Performance Graph provides an indication of cumulative total shareholder returns over a five-year period for the Company (NPSI)) compared with the National Association of Security Dealers Automated Quotation Systems (NASDAQ) US Index and the Standard and Poor’s (S&P) 500 Telecom Services Index. “Total shareholder returns” assumes the reinvestment of dividends. The Graph also assumes that $100 was invested on December 31, 2001 in NPSI, the NASDAQ US Index and the S&P 500 Telecom Service Index. For example, NPSI’s base of $100 at the beginning of the period, on a total return basis, is calculated to be $165.02 at the end of the five-year period.

PERFORMANCE GRAPH

	At December 31
	2001	2002	2003	2004	2005	2006
NPSI	$100.00	$76.99	$114.96	$151.09	$119.59	$165.02
NASDAQ US	$100.00	$69.13	$103.36	$112.49	$114.88	$126.21
S&P 500 Telecom Services	$100.00	$65.89	$70.56	$84.57	$79.81	$109.18

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The information which follows includes, as to each current Director of the Company, the Director’s age, the year in which the Director’s service as a Director of the Company or its predecessor commenced, the Director’s current position and offices held with the Company, the Director’s business experience during the past five (5) years, and certain other information. The current Directors of the Company were elected at the 2006 annual meeting of shareholders of the Company, to serve until the 2007 annual meeting of shareholders of the Company and until their successors are elected and qualify.

Unless otherwise specified, in this presentation below of Directors’ offices held with the Company and the Directors past business experience, “North Pittsburgh” means North Pittsburgh Systems, Inc. since May 31, 1985 and North Pittsburgh Telephone

Company (NPTC), its predecessor, before that date. Positions and experience related to only NPTC, the Company’s predecessor and since May 31, 1985 a subsidiary of the Company, are also presented.

Unless otherwise indicated, a Director has had the same principal occupation for the past five (5) years. With the exception of NPTC, no corporation or organization named in this section is a parent, subsidiary or other affiliate of North Pittsburgh Systems, Inc. or its subsidiaries. None of the Directors is a director of any other company with a class of equity securities registered pursuant to the Securities Exchange Act of 1934 or otherwise subject to the periodic reporting requirements of that Act, or any company registered as an investment company under the Investment Company Act of 1940.

Certain Information Concerning Directors

HARRY R. BROWN	Director of North Pittsburgh since 1989

President and Chief Executive Officer of North Pittsburgh Systems, Inc. and President and General Manager of North Pittsburgh Telephone Company

Mr. Brown, 70, has been President since 1998 and Chief Executive Officer since October 23, 2002 of North Pittsburgh Systems, Inc. and President and General Manager of North Pittsburgh Telephone Company since 1998. He was Vice President of North Pittsburgh Systems, Inc. from 1992 to 1998. Mr. Brown also held the following North Pittsburgh positions: Vice President – Operations from 1987 to 1998, Assistant Vice President – Operations from 1986 to 1987, Network Engineering Manager from 1984 to 1986, and Equipment Supervisor from 1975 to 1984.

DR. CHARLES E. COLE	Director of North Pittsburgh since 1968

Retired Physician

Dr. Cole, 76, is a retired physician. Before retiring, Dr. Cole practiced with the Cole-Lechmanick division of Genesis Medical Associates in McCandless, PA.

FREDERICK J. CROWLEY	Director of North Pittsburgh since January 1, 2003

Certified Public Accountant

Mr. Crowley, 62, is a licensed certified public accountant, presently retired. From 1998 to 2001, he served as the Chief Financial Officer at Lutheran Affiliated Services, a not-for-profit company that manages long-term elderly care facilities. Prior thereto, Mr. Crowley was employed by or a partner in KPMG LLP, a public accounting and tax firm, for 29 years. During his tenure at KPMG LLP, Mr. Crowley held various positions with responsibilities in auditing and financial reporting, including 21 years as an audit partner.

ALLEN P. KIMBLE	Director of North Pittsburgh since 1998

Senior Vice President and Chief Financial and Accounting Officer of North Pittsburgh Systems, Inc. and Senior Vice President –Finance of North Pittsburgh Telephone Company

Mr. Kimble, 61, has been Senior Vice President since May 20, 2005 and Chief Financial and Accounting Officer since October 23, 2002 of North Pittsburgh Systems, Inc. and Senior Vice President–Finance of North Pittsburgh Telephone Company since May 20, 2005. Mr. Kimble was Vice President from 1989 to 2005 and Treasurer from 1985 to 2005 of North Pittsburgh Systems, Inc. Mr. Kimble also held the following North Pittsburgh positions: Vice President from 1989 to 2005, Treasurer from 1979 to 2005, Secretary from 1993 to 1998, Assistant Vice President from 1987 to 1989, Assistant Secretary from 1979 to 1993, Assistant Secretary-Treasurer from 1977 to 1979, and Assistant to Vice President – Finance from 1976 to 1977.

STEPHEN G. KRASKIN	Director of North Pittsburgh since 1999

Member of Communications Advisory Counsel, LLC

Mr. Kraskin, 56, is an attorney and managing member in the legal and consulting firm of Communications Advisory Counsel, LLC, formerly known as Kraskin, Moorman & Cosson, LLC, which he founded in 2004. Mr. Kraskin was an attorney and managing partner in the legal and consulting firm of Kraskin, Lesse & Cosson, LLP from 1992 to 2004. Mr. Kraskin’s professional practice is concentrated in the provision of legal, regulatory and business planning services to a wide variety of telecommunications companies. Prior to entering private practice, Mr. Kraskin was General Counsel to a telecommunications consulting firm, and he served as Deputy General Counsel of the National Association of Regulatory Utility Commissioners.

DAVID E. NELSEN	Director of North Pittsburgh since 1999

Chief Executive Officer of TalkShoe.com

Mr. Nelsen, 46, has since February 2006 been Chief Executive Officer of PCS Corp., doing business as TalkShoe.com, a consumer-focused interactive podcasting service he founded in 2005. From 1998 to 2006, Mr. Nelsen was Chief Executive Officer of CoManage Corporation, a telecom operations software company. From 1996 to 1998, Mr. Nelsen was Senior Director at FORE Systems, a Pittsburgh area high technology manufacturing company, with responsibility for product management and marketing of FORE’s service provider products, business planning, and strategy. Prior thereto, Mr. Nelsen served as FORE’s Director of Marketing from 1994 to 1996, with responsibility for video and telco product management and marketing. Before joining FORE, Mr. Nelsen held a variety of positions during almost 12 years at AT&T, including ATM Service Product Manager at AT&T Business Communication Services (1991-1994) and Private Packet Network Services Technical Manager at AT&T Bell Laboratories (1988-1991).

CHARLES E. THOMAS, JR.	Director of North Pittsburgh since 1993

Chairman of Board of Directors of North Pittsburgh Systems, Inc.;

Partner of Thomas, Thomas, Armstrong & Niesen

Mr. Thomas, Jr., 64, has been Chairman of the Board of Directors of North Pittsburgh since 1998. Mr. Thomas also has been a partner in the law firm of Thomas, Thomas, Armstrong & Niesen, Harrisburg, PA, since the formation of the firm in 1991. Before that, Mr. Thomas was a partner in the law firm of Thomas & Thomas from 1977 to 1990. Mr. Thomas’s law practice concentrates in the areas of public utility, securities regulation and corporate law.

There are no arrangements or understandings between or among any Director, the Company, any of the Company’s subsidiaries, or any other person, pursuant to which a Director was nominated or elected a Director of the Company.

The Board of Directors of the Company has not determined whom it will nominate for election as Directors of the Company at the 2007 annual meeting of shareholders of the Company.

Executive Officers

Information about the executive officers of the Company, including each such officer’s age and business experience, the offices with the Company held by the officer, the periods during which the officer has served in such office and the officer’s term of office, was furnished in a separate item captioned “Executive Officers of the Registrant” in Part I of the Form 10-K Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Directors, executive officers and 10% shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Solely on the basis of its review of the copies it received of such forms and written representations from certain reporting persons, the Company believes that all filing requirements under Section 16(a) applicable to its Directors and executive officers during 2006 were timely met.

Code of Ethics

The Board of Directors has adopted a Code of Ethics for the Company’s chief executive officer, chief financial officer and chief accounting officer and all other members of management, all Directors and all employees and agents of the Company. The Code is intended to promote the highest standards of honest and ethical conduct throughout the Company, full, accurate and timely reporting, and compliance with law, among other things. A copy of the Company’s Code of Ethics is posted on the Company’s website at www.northpittsburgh.com.

The Code of Ethics prohibits any waiver from the principles of the Code of Ethics without the prior written consent of the Board of Directors of the Company. The Company intends to post on the Company’s website, www.northpittsburgh.com, in accordance with the rules of the Securities and Exchange Commission any amendment of, and any waiver from, the Code of Ethics that applies to the Company’s chief executive officer, chief financial officer, chief accounting officer, or any person performing similar functions.

Shareholder recommendations of nominees for election as Directors

The procedures by which Company shareholders may recommend nominees for election as Directors of the Company were described in the Company’s proxy statement relating to the 2006 annual meeting of shareholders of the Company. There have been no material changes to such procedures since April 21, 2006, the date of such proxy statement.

Audit Committee and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the standing Audit Committee throughout 2006 were and continue as of the date of this Form 10-K/A report to be Frederick J. Crowley, Chairman, Charles E. Cole and David E. Nelsen.

The Board of Directors has determined that Frederick J. Crowley is an audit committee financial expert, as that term is used in the rules of the Securities and Exchange Commission. In reaching this determination, the Board made a qualitative assessment of Mr. Crowley’s level of knowledge and experience based on a number of factors, including his formal education, the ongoing maintenance of his license as a certified public accountant, his experience in public accounting, including responsibilities in auditing and financial reporting during his 29 years with KPMG LLP, and his experience as a chief financial officer.

Messrs. Crowley, Cole and Nelsen all meet the criteria for independence required of audit committee members by the listing standards of NASDAQ.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

The following Compensation Discussion and Analysis covers the Company’s policies and practices and the role of the Board of Directors’ Compensation Committee with respect to the compensation of the Company’s “Executive Officers,” namely: Harry R. Brown (President and Chief Executive Officer), Allen P. Kimble (Senior Vice President and Chief Financial and Accounting Officer), N. William Barthlow (currently Executive Vice President and Chief Operating Officer and Secretary and during 2006 Vice President and Secretary), Frank A. Macefe (currently Executive Vice President and during 2006 Vice President), Kevin J. Albaugh (Vice President), Albert W. Weigand (Vice President) and Matthew D. Poleski (Vice President and Treasurer). References to “Named Executive Officers” refer to those officers included in the Summary Compensation Table, namely Messrs. Brown, Kimble, Barthlow, Macefe and Albaugh.

The Compensation Committee

Committee Responsibilities

The principal responsibilities of the Compensation Committee are to:

•	Consider and make recommendations to the Board of Directors relating to the compensation for Executive Officers, including but not limited to annual salaries, bonuses and other awards.

•	Consider and make recommendations to the Board of Directors with respect to employment agreements, bonus plans and other plans, arrangements and programs relating to compensation and employment for Executive Officers.

•	Administer the Company’s annual Executive Officers Bonus Plan with all decisions and determinations by the Compensation Committee to be final and binding on the parties and the Compensation Committee having authority to interpret the Bonus Plan, to establish and revise rules and regulations relating to the Bonus Plan and to make any other determinations that it believes necessary and advisable for administration of the Bonus Plan.

•	Provide oversight with respect to employee benefits and incentive programs.

•	Regularly review other elements of compensation for Executive Officers with the objective of structuring packages that effectively attract and retain qualified executives to manage the Company for both the shorter and longer terms.

•	Consider and make recommendations to the Board of Directors with respect to succession planning.

•	Review and discuss the Company’s Compensation Discussion and Analysis with management.

•	Prepare a report on executive compensation for inclusion in the Company’s annual proxy statement and, when appropriate, the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K.

Committee Membership

Only directors determined by the Board of Directors to be independent can serve on the Compensation Committee. Compensation Committee members are elected by the Board of Directors at its organizational meeting following the annual meeting of the Company’s shareholders. At the organizational meeting of the Board of Directors held on May 19, 2006 following the 2006 annual meeting of shareholders, the following Directors were reelected to serve as the Compensation Committee of the Board of Directors until such time as their successors are appointed: David E. Nelsen, who serves as Chairman, Charles E. Cole, Frederick J. Crowley and Stephen G. Kraskin.

Committee Meetings

Meetings of the Compensation Committee are scheduled as often as necessary to fulfill the Committee’s duties and responsibilities, but no less than two times a year. Such two times are: late in the fourth quarter, to determine salaries for the coming year; and at least once in the first quarter, to determine Executive Officers Bonus Plan results for the prior year and award bonuses under the prior year’s Executive Officers Bonus Plan. If not done at one of those meetings, the Compensation Committee must meet at least one additional time, to establish a Bonus Plan for the current year after receiving recommendations of the President and Chief Executive Officer for appropriate targets under the new Bonus Plan. In addition to Compensation Committee members, invited guests at Compensation Committee meetings may include the Chief Executive Officer, the Chairman of the Board, the Chief Financial and Accounting Officer, various Vice Presidents and external advisors, as appropriate.

External Advisors

In October 2004, Peter R. Johnson & Company was engaged to review the base salary and bonus payments of the Company’s top executives to ensure that reasonable, fair and competitive wages are provided (“Johnson Report”). The Compensation Committee requested this review in order to obtain comparative compensation benchmarks for the Executive Officers as a means of evaluating the competitiveness of the Company’s compensation practices. These types of studies cover in detail only those individuals for whom compensation information is disclosed publicly. As a result, these studies typically include only the five most highly compensated officers at each company, which would generally correlate to the Named Executive Officers of our Company. As a result of this study, the Compensation Committee annually considers methods and processes to improve the Company’s overall market competitiveness of total compensation for Executive Officers. An important factor in these considerations is the impact of any additional expenses on the financial performance of the Company.

The Johnson Report provided a detailed study and analysis of the requested executive positions against peer market data in the areas of base, short-term and long-term incentive compensation. The defined peer market included similarly sized telecommunications companies in the national market, namely D & E Communications of Ephrata, Pa., SureWest Communications of Roseville, CA, CT Communications of Concord, NC, Hickory Tech Corporation of Mankato, MN, Lynch Interactive of Rye, NY and Commonwealth Telephone Enterprises of Dallas, PA.

The Johnson Report indicated that the executives of NPSI are receiving internally equitable and externally competitive base salaries. A key measurement of external competitiveness is the compa-ratio analysis which compares current base pay levels to recommended salary midpoints (average market rates). The overall base salary compa-ratio for NPSI executives of 97.0% indicated that they are receiving, in the aggregate, base salaries which are very close to the competitive labor market as defined. Using the same external comparative group, the total compensation compa-ratio (considering variable compensation – that is, bonuses) is 88.0%, indicating that bonus distributions by the Company could be slightly higher. In any event, the 97.0% base salary compa-ratio, which is competitive, puts the Company’s bonus compensation “at risk”. This is certainly a competitive practice in which 75% - 100% total compensation compa-ratio opportunity is available for the executive.

The Johnson Report concluded in summary that the NPSI bonus plan is sound with design features corresponding to competitive practices and appropriate safeguards and that the base salary and bonus opportunities at NPSI would not result in excessive compensation for NPSI executives.

In December 2006, the Compensation Committee consulted Kirkpatrick and Lockhart Preston Gates Ellis LLP (Kirkpatrick & Lockhart) to inform and advise the Compensation Committee with respect to key aspects of employment agreements for its senior management team members and any changes in those arrangements that could be appropriate under market conditions and circumstances appropriate for the Compensation Committee’s consideration. Kirkpatrick & Lockhart provided information on market conditions for employment agreements in similar businesses and in public companies more generally.

In addition, compensation practices and levels in the financial services industry, and the services and manufacturing industries, in the greater Pittsburgh area are also considered by the Compensation Committee during compensation deliberations.

Actions During 2006

The Compensation Committee of the Board of Directors met on five (5) occasions during 2006 with respect to matters impacting executive compensation for 2006. The Compensation Committee met on February 24, 2006 for the purpose of approving calculated 2005 Executive Officer Bonus Plan payouts and starting to develop the 2006 Executive Officers Bonus Plan. The Compensation Committee met on March 28, 2006 to complete the 2006 Executive Officers Bonus Plan. At that meeting, the Compensation Committee approved the 2006 Executive Officers Bonus Plan for recommendation to the Board of Directors at the meeting of the Board of Directors scheduled for and held on March 30, 2006. As in the case of the 2005 Executive Officers Bonus Plan, the components of the 2006 Plan consisted of criteria closely tied to the Company’s Business Plan that could be objectively measured. These included specific dividend payout and stock performance metrics, the successful completion of two specific operations projects and, for selected services, new service growth measured on a net adds basis. The bonuses for the chief executive officer and other members of the executive team covered by the 2006 Plan were based upon the same criteria and equal in amount. After discussion and with Messrs. Brown and Kimble abstaining, the Board of Directors approved and adopted the 2006 Executive Bonus Plan as recommended by the Committee.

The Compensation Committee also met on May 19, 2006 and June 22, 2006, to discuss executive employment agreements, to consider the key person arrangement that is described under the heading “Key Person Arrangement” in the section headed “Potential Payments Upon Termination of Change-in-Control” below in this Item 11, and to discuss the NPTC Retirement Income Restoration Plan, among other things.

At its final meeting of the year, held December 1, 2006, the Compensation Committee considered whether adjustments to executive compensation levels were advisable. After considering this information, the Compensation Committee adopted a motion recommending to the full Board of Directors specific increases in salary for each Executive Officer, including the Company’s chief executive officer, which kept the officer’s salary around mid-range relative to comparable and competitive positions. After receiving such recommendation of the Compensation Committee, at a meeting also held on December 1, 2006 the Board of Directors approved and adopted the Compensation Committee’s recommendations, with Messrs. Brown and Kimble abstaining.

Material Elements of Compensation

General Procedures Followed

The Company provides its Executive Officers with a mix of compensation, including base pay and an incentive bonus plan. All compensation, bonuses and other compensation to Executive Officers must be recommended by the Compensation Committee for approval by the Board of Directors. The Compensation Committee has complete discretion as to the elements of compensation that it recommends to the Board of Directors and, with respect to each Executive Officer, to recommend compensation absent attainment of business plan goals. In this regard, a key consideration is whether results are impacted by matters beyond the Executive Officer’s control. The Compensation Committee also has discretion to recommend the payment of bonuses in addition to those contemplated by the Executive Officers Bonus Plan. However, the Compensation Committee does not have discretion to increase or reduce the size of any award to which an Executive Officer is contractually entitled. Often, the Chief Executive Officer makes recommendations to the Compensation Committee regarding base pay increases for the Company’s Executive Officers and also suggests for consideration, Bonus Plan targets and criteria. Market data is used to determine the overall market rate of compensation for each Executive Officer and, to a lesser extent, the components of compensation. For all compensation, bonuses and other compensation, the Compensation Committee may engage outside consultants for advice and, as previously discussed, during recent years the Compensation Committee has used the services of Peter R. Johnson & Company and a consultant at the law firm of Kirkpatrick & Lockhart.

Base Salaries and Bonuses

The Compensation Committee has determined that base salaries and an annual cash incentive via a bonus plan are the most appropriate forms of compensation for the Executive Officers of the Company and its subsidiaries. As NPTC is the principal operating subsidiary and each Executive Officer of the Company is also an officer of NPTC, the base salaries are the financial responsibility of NPTC.

In considering the material compensation elements for 2006, the Compensation Committee concluded that long term compensation and non cash compensation, including awards of equity-based compensation such as stock grants and options, had been subject to investor and media criticism and, particularly in view of the NPTC pension plans, currently were not necessary for the purpose of furthering long term growth and earnings and producing adequate free cash flow for the ongoing payments of dividends on the Company’s common stock.

We believe a competitive base salary and benefits are important to attract well-qualified executives. The base pay structure has been designed to ensure the Company’s ability to attract, motivate and retain well-qualified executives capable of managing the Company and its subsidiaries for financial success and maximizing shareholder value. The Compensation Committee has determined the amount of each type of compensation for each Executive Officer by reviewing publicly available information regarding other companies which are similar to the Company, by assessing possible demand for our executives by competitors and other companies, and by evaluating the compensation appropriate to attract executives to western Pennsylvania. Based on that review, the Compensation Committee has concluded that our program, although lacking non cash elements, such as stock and option plans, and with the bonus plan providing only a limited incentive element, currently is adequate and sufficient to attract and retain qualified executives. Additionally, in determining base salaries, the Compensation Committee has considered the executive’s qualifications and experience, scope of responsibilities, past performance, competitive market data, competitive salary practices at companies in the study groups, and internal pay equity. Actual individual pay levels and merit increases are set and awarded to recognize achievements and ensure appropriate competitiveness within the marketplace.

With respect to bonuses, the Company believes annual performance-based cash incentives are valuable in recognizing and rewarding executive achievement. The incentive compensation structure ties bonus awards to both Company-wide performance and the achievement of specific operational goals within areas under the control of the Executive Officers. When establishing the 2006 Executive Officers Bonus Plan, it was decided that no bonuses would be paid unless shareholders received dividends during 2006 equal to or greater than the total shareholder dividends of $.74 per share in 2005. Assuming the achievement of this general criterion, the specific bonus criteria for 2006 were, the implementation of Phase 1 of NPTC’s fiber to the node project, implementation of business VoIP service, DSL and Multi Megabit Ethernet circuit increases, and the total return of Company common stock (including the reinvestment of dividends) outperforming the average total return of the S&P 500 Telecom Services and NASDAQ US Indexes. Bonuses paid by comparable companies were also reviewed by the Compensation Committee, but they were determined to be inappropriate or too company specific for application to our Company’s Executive Officers.

Change of Control

Payments relating to changes of control are discussed in the section headed “Potential Payments Upon Termination or Change-in-Control” below in this Item 11. In selecting the “triggers” for such payments, the Compensation Committee has utilized common practices which it believed were not excessive and were competitive in the marketplace.

Supplemental Benefits and Perquisites

Supplemental benefits of personal use of a Company automobile and life insurance, as well as employer contributions to a 401(k) qualified deferred compensation plan and group health insurance (which are available generally to all salaried employees of NPTC and do not discriminate in favor of executives), are provided to ensure that Executive Officers’ total compensation packages are structured in a way that attracts and retains well-qualified executives. Executive Officer perquisites, consisting primarily of the use of Company automobiles and life insurance mentioned above, are reviewed annually by the President and Chief Executive Officer to make certain they serve a business purpose. The Company maintains an airline club membership (at a cost of $300 per year) for its President and Chief Executive Officer, and until mid-November 2006 reimbursed its President and Chief Executive Officer $70 per month for membership in a club, where the officer holds business meetings from time to time. Company credit cards are not provided, and the Company does not have a matching program for charitable contributions by Executive Officers.

Compensation Principles and Objectives

Our executive compensation is designed to enable the Company to attract and retain leaders and reward them for achieving business plan and strategic objectives. At the same time, the Company also strives to make certain that the interests of its Executive Officers do not compromise the interests of our shareholders and other stakeholder constituencies. Among the principles impacting compensation decisions are the following:

•	Total compensation and accountability should generally increase with position and responsibility. Thus, total compensation is higher for individuals with greater responsibility and greater ability to influence achievement.

•	Compensation decisions should promote the interests of shareholders by motivating our Executive Officers to achieve superior performance through the alignment of Executive Officer compensation with the successful implementation of the Company’s business plan, including the payment of bonuses based upon specific earnings metrics, completion of specific operations projects, and for selected services, new service growth as measured on a net adds basis.

•	Base pay structure should provide market-competitive compensation and market-competitive benefits sufficient to allow the Company to attract and retain executives.

•	Incentive plans should motivate and reward the achievement of specific goals on both a short-term and long-term basis in a manner which ensures long-term success and profitability.

•	The deductibility of executive compensation under Section 162(m) of the Internal Revenue Code is also considered. However, under the Company’s current pay structure, no individual receives compensation that is near the deductible limit of $1,000,000.

Sufficiency of Compensation

The Compensation Committee believes that its compensation for Executive Officers is sufficient to compensate executives in a manner that encourages performance consistent with shareholder expectations and at the same time to attract and retain qualified executives by providing compensation packages which are competitive within the marketplace.

Equity Ownership by Executive Officers

Information about the Named Executive Officers’ ownership of Company common stock is provided in Table II in Item 12 below in this Form 10-K/A report. The Company has no requirement or guideline regarding ownership of Company equity by its Executive Officers.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K/A Report and, based on such review and discussion, recommended to the Board of Directors of the Company that such Compensation Discussion and Analysis be included in this Form 10-K/A Report.

Submitted by the Compensation Committee:

David E. Nelsen, Chairman

Charles E. Cole

Frederick J. Crowley

Stephen G. Kraskin

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee throughout 2006 were David E. Nelsen, Chairman, Charles E. Cole, Frederick J. Crowley and Stephen G. Kraskin. No member of the Compensation Committee was an employee of the Company or any of its subsidiaries during the Company’s last fiscal year, and none of them ever has been an officer of the Company or any of its subsidiaries.

Stephen G. Kraskin, a member of the Compensation Committee, is a member in the legal and consulting firm of Communications Advisory Counsel, LLC, formerly known as Kraskin, Moorman & Cosson, LLC, Washington, DC, and was a partner in its predecessor, Kraskin, Lesse & Cosson, LLP. Communications Advisory Counsel, LLC and such predecessor firm have been retained by the Company for legal services relating to federal regulation of telecommunications companies from time to time since before 2006 and may be retained by the Company in the future. The Company and its subsidiaries in 2006 paid Communications Advisory Counsel, LLC or Kraskin, Moorman & Cosson, LLC a total of approximately $5,494 in fees and at December 31, 2006 owed Communications Advisory Counsel, LLC nothing for services rendered.

Compensation of Named Executive Officers

The following Summary Compensation Table sets forth information concerning the compensation provided to the Company’s President and Chief Executive Officer, the Company’s Senior Vice President and Chief Financial and Accounting Officer, and the three other most highly compensated executive officers, for the Company’s fiscal year ended December 31, 2006. (The executive officers named in the Summary Compensation Table below are sometimes referred to in this Form 10-K/A Report as the “Named Executive Officers”.) Compensation that was deferred by these officers under the North Pittsburgh Telephone Company Employees’ Savings and Retirement Plan (401-k) (the NPTC 401(k) Plan) is included in the Summary Compensation Table as compensation paid.

The Company has no stock, option or other equity based plan or arrangement.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year	Salary(b)	Non-Equity Incentive Plan Compensation(c)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(d)	All Other Compensation(e)	Total
Harry R. Brown, President and Chief Executive Officer	2006	$298,500	$39,134	$592,559	$23,570	$953,763

Allen P. Kimble, Senior Vice President and Chief Financial and Accounting Officer	2006	246,400	39,134	462,413	14,123	762,070

N. William Barthlow, Vice President and Secretary	2006	221,900	39,134	446,356	9,720	717,110

Frank A. Macefe, Vice President	2006	221,900	39,134	410,566	11,477	683,077

Kevin J. Albaugh, Vice President	2006	207,555	39,134	332,670	10,799	590,158

(a)	The principal position titles shown in this Summary Compensation Table are the titles the Named Executive Officers had during 2006, the fiscal year covered by the Summary Compensation Table. As noted in the Compensation Discussion and Analysis above in this Item 11, in 2007 Mr. Barthlow’s title of Vice President was changed to Executive Vice President and Chief Operating Officer and Mr. Macefe’s title of Vice President was changed to Executive Vice President.

(b)	NPTC in 2002 entered into Amended and Restated Employment Agreements with the Named Executive Officers and also with its Vice President–Operations and in 2003 extended and amended those agreements. Such employment agreements as so extended and amended are referred to in this Form 10-K/A Report as the Employment Agreements. The Employment Agreements with the Named Executive Officers and such other officer all are substantially the same except for their termination dates and the officers’ titles, salaries and job descriptions.

Each Named Executive Officer’s Employment Agreement specified the salary the officer was to receive when the parties entered into the Employment Agreement. The Employment Agreements provide that NPTC at least annually will review the officer’s salary to determine any increase which may be justified or merited. Each of the Employment Agreements also requires that the officer will be a participant in the Company’s annual executive bonus plans throughout the term of the Employment Agreement. Additional information about the Employment Agreements is provided under the heading “Potential Payments Upon Termination or Change-In-Control” below in this Item 11.

(c)	Non-equity incentive plan compensation is determined pursuant to the Company’s annual Executive Officers Bonus Plan and is subject to performance targets set forth in the applicable year’s Executive Officers Bonus Plan. The Company’s 2006 Executive Officers Bonus Plan is discussed in the Compensation Discussion and Analysis above, and under the heading “Grants of Plan-Based Awards” below in this Item 11.

(d)	The amounts shown in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column consists only of changes in the terms of and actuarially determined present value of Named Executive Officers’ pensions. None of the Named Executive Officers presently participates in, nor during 2006 participated in, had any assets held by or had any right under, the North Pittsburgh Telephone Company Deferred Compensation Plan.

The changes in pension value in 2006 arise from four factors, two of which are non-recurring factors. One of the non-recurring factors will not result in the related changes in pension values included in the Summary Compensation Table above actually becoming payable to any Named Executive Officer who does not elect to and actually retire on or before March 31, 2008 under the Company’s current voluntary early retirement incentive program that the Company implemented in 2006 (the Early Retirement Incentive).

The two recurring, year-over-year factors affecting the 2006 changes in pension value are (i) increased pension benefits based on the officer’s additional year of service and age and annual increases in covered compensation and (ii) any changes in actuarial assumptions that underlie the determination of actuarial present values.

A third factor affecting the 2006 changes in actuarial present value of the Named Executive Officers’ pensions is an amendment adopted effective July 1, 2006 to the North Pittsburgh Telephone Company Retirement Income Restoration Plan (the Restoration Plan). As described more fully under the heading “Pension Benefits” in this Item 11, the purpose of the Restoration Plan is to supplement the participant’s retirement income so that the actuarial equivalent of what the participant receives through the combination of his or her benefit payments from the Restoration Plan and the North Pittsburgh Telephone Company Retirement Plan (the Qualified Pension Plan) equals the benefit payments that the participant would have received from the Qualified Pension Plan if Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans and the Qualified Pension Plan’s exclusion of bonus and certain other compensation did not exist. In reviewing the Restoration Plan, the Company realized that the purpose of the Restoration Plan was not being achieved, because an economic differential existed between the actuarial equivalent of the supplement the participant would receive from the Restoration Plan compared to what the participant would have received from the Qualified Pension Plan if those limits and exclusions did not apply to the Qualified Pension Plan. This economic differential existed because of the mandatory single lump sum payment feature in the Restoration Plan (as contrasted with the life annuity payments options available under the Qualified Pension Plan) and because of the difference in the tax treatment of certain elements of a payment received from the Restoration Plan as compared to a payment received from the Qualified Pension Plan. The Company in 2006 amended the Restoration Plan to correct this economic differential by incorporating an adjustment factor into the calculation of a participant’s benefit under the Restoration Plan. The effects of this amendment on the changes in actuarial present value of the Named Executive Officers’ pensions is referred to in the table below as the “Adjustment factor effective July 1, 2006.”

The fourth factor affecting the changes in actuarial present value of the Named Executive Officers’ pensions is the voluntary Early Retirement Incentive. In November 2006, the Company announced an amendment to the Qualified Pension Plan that froze benefit accruals for non-union participants in the Qualified Pension Plan effective December 31, 2006. Concurrently, the Company announced the Early Retirement Incentive program for eligible non-union participants in the Qualified Pension Plan. The retirement benefit calculation for an eligible employee who elects to take early retirement under the Early Retirement Incentive will be enhanced by adding three additional years of service to the participant’s actual service. In addition, for purposes of determining early retirement eligibility and any reduction for early benefit commencement, three years will be added to both the age and years of service of the participant who elects to take advantage of the Early Retirement Incentive. All of the Named Executive Officers are employees eligible to participate in the Early Retirement Incentive.

The changes in pension value included in the table above that arise from the Early Retirement Incentive will not become payable to any Named Executive Officer who does not elect to and actually retire on or before March 31, 2008. These changes in pension value related to the Early Retirement Incentive are included in the Summary Compensation Table above, however, because the Early Retirement Incentive opportunity is not revocable by the Company and the related changes in pension value therefore as of December 31, 2006 were contingent pension obligations of NPTC.

The following table shows for each of the Named Executive Officers the amount that each of these four factors contributed to the amount stated in the “Changes in Pension Value” column of the Summary Compensation Table for that officer.

COMPONENTS OF “CHANGE IN PENSION VALUE”

Name	Reason for Change	Retirement Plan	Income Restoration Plan	Combined
Harry R. Brown	Additional benefit accrual	$13,920	$111,741	$125,661
	Change in assumptions	8,233	(19,264)	(11,031)
	Adjustment factor effective July 1, 2006	0	282,482	282,482
	Early retirement incentive option	0	195,447	195,447

	Total change for 2006	$22,153	$570,406	$592,559

Allen P. Kimble	Additional benefit accrual	$55,736	$68,228	$123,964
	Change in assumptions	17,819	(10,901)	6,918
	Adjustment factor effective July 1, 2006	0	123,469	123,469
	Early retirement incentive option	0	208,062	208,062

	Total change for 2006	$73,555	$388,858	$462,413

N. William Barthlow	Additional benefit accrual	$72,882	$44,325	$117,207
	Change in assumptions	17,342	(10,090)	7,252
	Adjustment factor effective July 1, 2006	0	93,772	93,772
	Early retirement incentive option	0	228,125	228,125

	Total change for 2006	$90,224	$356,132	$446,356

Frank A. Macefe	Additional benefit accrual	$62,637	$41,178	$103,815
	Change in assumptions	19,177	(8,565)	10,612
	Adjustment factor effective July 1, 2006	0	90,294	90,294
	Early retirement incentive option	0	205,845	205,845

	Total change for 2006	$81,814	$328,752	$410,566

Kevin J. Albaugh	Additional benefit accrual	$63,423	$20,251	$83,674
	Change in assumptions	6,016	(4,005)	2,011
	Adjustment factor effective July 1, 2006	0	30,275	30,275
	Early retirement incentive option	0	216,710	216,710

	Total change for 2006	$69,439	$263,231	$332,670

(e)	The amounts shown in the “All Other Compensation” column consist of (i) the annual employer contributions made to the NPTC 401(k) Plan for the benefit of Messrs. Brown, Kimble, Barthlow, Macefe and Albaugh during 2006 and (ii) the cost of providing group term life insurance to Messrs. Brown, Kimble, Barthlow, Macefe and Albaugh during 2006. The amounts reported under “All Other Compensation” for 2006 consist of the following:

	Mr. Brown	Mr. Kimble	Mr. Barthlow	Mr. Macefe	Mr. Albaugh
Contribution to NPTC 401(k) Plan	$7,700	$7,700	$7,700	$7,700	$7,264
Group term life insurance	15,870	6,423	2,020	3,777	3,535

Total	$23,570	$14,123	$9,720	$11,477	$10,799

Each executive officer of the Company also receives the right to use a Company-owned vehicle for personal use and free dial tone telephone service; the value of such personal use of a vehicle and telephone service and of any other perquisites and personal benefits made available to any Named Executive Officer during 2006 (including, in the case of the President and Chief Executive Officer, maintaining an airline club membership for him and until mid-November 2006 reimbursing him $70 per month for a club membership, at which clubs he holds business meetings from time to time), and the incremental cost to the Company of providing such perquisites and personal benefits to the officer, was less than $10,000. In accordance with regulations of the Securities and Exchange Commission, such perquisites and personal benefits therefore are not included in the Summary Compensation Table above.

Grants of Plan-Based Awards

GRANTS OF PLAN-BASED AWARDS

	Estimated Future(a) Payouts Under Non-Equity Incentive Plan Awards
Name	Threshold	Target	Maximum
Harry R. Brown	$—	$46,040	$—
Allen P. Kimble	—	46,040	—
N. William Barthlow	—	46,040	—
Frank A. Macefe	—	46,040	—
Kevin J. Albaugh	—	46,040	—

(a)	All bonuses that will be awarded under the Company’s 2006 Executive Officers Bonus Plan (2006 Bonus Plan) have been awarded and paid, and the amounts paid to the Named Executive Officers are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above in this Item 11. There are no future payments to be made under the 2006 Bonus Plan. Pursuant to regulations of the Securities and Exchange Commission, the amounts shown in this Grants of Plan-Based Awards are the total target amounts that could have been awarded under the 2006 Bonus Plan. The Company expects to adopt an executive bonus plan for 2007 but has not done so yet.

The Company has no stock, option or other equity incentive plan.

The Company annually adopts a North Pittsburgh Systems, Inc. Executive Bonus Plan (Bonus Plan). As described in the Compensation Discussion and Analysis above in this Item 11, the purpose of each Bonus Plan adopted by the Company to date has been to further the long-term growth and earnings of the Company and its subsidiaries by offering incentive to those officers of the Company who will be largely responsible for such growth during that fiscal year. The Bonus Plans have provided for the awarding and payout of only one-time lump sum payments of cash bonuses after the end of the Company’s fiscal year (or earlier if a change of control of the Company has occurred before the end of that fiscal year).

The maximum amount potentially payable under the 2006 Bonus Plan was equal to 20% of the aggregate 2006 base salaries of the seven participants in the 2006 Bonus Plan; those seven participants were the Vice Presidents and President of the Company. The 2006 Bonus Plan provided that amounts awarded under the Plan, if any, were to be distributed equally among the participants, except in the circumstance of a participant having retired or, subject to certain conditions, been terminated from his or her office with the Company.

Awards under the 2006 Bonus Plan were determined based upon performance objectives determined by the Board of Directors of the Company upon the recommendation of the Compensation Committee of the Board. As described in more detail in the Compensation Discussion and Analysis above in this Item 11, those objectives consisted of quantitative performance related factors. Those factors included the level of dividends paid on the Company’s common stock and performance objectives based primarily upon financial measures, new service growth measured on a net adds basis, the achievement of certain operational goals and the total return performance of Company common stock. The bonuses actually awarded under the 2006 Bonus Plan were based upon the verification by the Compensation Committee of the actual results of the Company as compared to each of these performance objectives.

Additional information about the 2006 Bonus Plan is provided under the heading “Potential Payments Upon Termination or Change-In-Control” below in this Item 11.

Pension Benefits

The table below shows the present value as of December 31, 2006 of accumulated benefits payable to each of the Named Executive Officers, and the number of years of service credited to each of the Named Executive Officers, under each of the Qualified Pension Plan and the Restoration Plan, determined using interest rate and mortality rate assumptions used in connection with the Company’s financial statements. The valuation method and material assumptions applied in quantifying the present value of accumulated benefits presented in the table below are provided in Note 6 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2006, which has been filed with the Securities and Exchange Commission.

Information regarding the Qualified Pension Plan and the Restoration Plan is provided in the text that follows this table.

PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service(a)	Present Value of Accumulated Benefit(b)	Payouts During Last Fiscal Year
Harry R. Brown	NPTC (c) Retirement Plan	46	$1,289,320	$0
	NPTC Retirement Income Restoration Plan	49	1,150,506	0
Allen P. Kimble	NPTC Retirement Plan	30	$1,084,932	$0
	NPTC Retirement Income Restoration Plan	33	625,505	0
N. William Barthlow	NPTC Retirement Plan	29	$1,204,563	$0
	NPTC Retirement Income Restoration Plan	32	545,163	0
Frank A. Macefe	NPTC Retirement Plan	31	$1,167,360	$0
	NPTC Retirement Income Restoration Plan	34	511,124	0
Kevin J. Albaugh	NPTC Retirement Plan	13	$363,839	$0
	NPTC Retirement Income Restoration Plan	16	319,070	0

(a)	The numbers of years of credited service shown with respect to the NPTC Retirement Plan (referred to in this Form 10-K/A Report as the Qualified Pension Plan) are the Named Executive Officers’ respective numbers of actual years of service with the Company and its subsidiaries.

The numbers of years of credited service shown with respect to the NPTC Retirement Income Restoration Plan (referred to in this Form 10-K/A Report as the Restoration Plan) include three years of additional service that are to be credited to the Named Executive Officer if the officer elects to retire on or before March 31, 2008 pursuant to the Early Retirement Incentive program. The Early Retirement Incentive program and such possible enhancements of the officers’ years of credited service are discussed in more detail in note (d) to the Summary Compensation Table above, and under the subheading “Retirement Plans” under the heading “Possible Payments Upon Termination or Change-in-Control” below in this Item 11.

The difference between the present value of each Named Executive Officer’s accrued benefits under the Restoration Plan without such enhancements and the present value of the officer’s benefits under the Restoration Plan with such enhancements, and the resulting benefit accrual, are shown in the Components of “Change in Pension Value” table in note (d) to the Summary Compensation Table above in this Item 11.

(b)	Mr. Brown’s age of 70 exceeds the Qualified Pension Plan’s and Restoration Plan’s normal retirement age of 65, and Mr. Brown therefore could have retired at December 31, 2006 with full benefits under the Plans.

Although Messrs. Kimble, Barthlow and Macefe have not reached the Qualified Pension Plan’s and Restoration Plan’s normal retirement age of 65, each of them has years of credited service and age that added together exceed 76, and Messrs. Kimble, Barthlow and Macefe each therefore was qualified at December 31, 2006 for early unreduced benefits pursuant to the Qualified Pension Plan’s Rule of 76 (as described in more detail under the heading “Qualified Pension Plan” immediately below these notes to the Pension Benefits table).

Mr. Albaugh’s combined age and credited years of service totaled 68.6 at December 31, 2006, and he therefore could not retire and receive immediate benefits without a reduction to such benefits as prescribed by the Qualified Pension Plan and Restoration Plan, even after taking into consideration the three years of age and three years of credited service that the Company’s current voluntary Early Retirement Incentive program offers. Because Mr. Albaugh at December 31, 2006 could not retire without a reduction of his retirement benefits, Securities and Exchange Commission rules and regulations require that for purposes of calculating the actuarial present value of his accumulated benefits under the Qualified Pension Plan and the Restoration Plan, Mr. Albaugh is assumed to continue to work at the Company until he reaches the early retirement age at which he may retire under the Rule of 76 with unreduced benefits. Using that assumption, the present value of Mr. Albaugh’s combined benefit under the Qualified Pension Plan and Restoration Plan equaled $682,909 at December 31, 2006 (as shown in this Pension Benefits table). If Mr. Albaugh were to have retired or been terminated by the Company for cause at December 31, 2006, however, the actual present value of his accumulated benefits under the Qualified Pension Plan and the Restoration Plan would have been $244,958 and $337,103, respectively, for a combined total of $582,061. The difference from the $682,909 amount shown in the Pension Benefits table above is attributable to the fact that Mr. Albaugh would not have qualified for unreduced early retirement benefits at December 31, 2006. For purposes of calculating enhanced retirement benefits shown in the table under the heading “Potential Payments Upon Termination or Change-In-Control” below in this Item 11, Mr. Albaugh’s enhanced benefits, when any, are calculated from the above-described, actual $582,061 present value of accumulated benefits.

(c)	In this Pension Benefits table, “NPTC” stands for “North Pittsburgh Telephone Company”.

Qualified Pension Plan

The Qualified Pension Plan is a qualified, noncontributory defined benefit retirement plan. Substantially all employees of NPTC are covered by the Qualified Pension Plan. Until November 1, 2004, any employee of NPTC became a participant in the Qualified Pension Plan when the employee had reached the age of 21 years and been credited with 1,000 hours of service in a consecutive 12-month period; pursuant to an amendment of the Qualified Pension Plan in 2004, any employee hired on or after November 1, 2004 is not eligible to participate in the Qualified Pension Plan.

An employee’s retirement benefits under the Qualified Pension Plan are based on the employee’s years of service and compensation. “Compensation” for this purpose means basic compensation but does not include bonus, commissions, overtime compensation or other fringe or supplemental compensation; “compensation” for purposes of the Qualified Pension Plan is subject to the Internal Revenue Service limits ($220,000 for 2006) on compensation per employee that may be covered for defined benefit plans. Effective December 31, 2006, benefit accruals under the Qualified Pension Plan have been frozen for employees who are not covered by NPTC’s collective bargaining agreement, and no compensation received after December 31, 2006 by an employee who is not covered by the collective bargaining agreement will be included in the calculation of the employee’s benefits under the Qualified Pension Plan.

The normal retirement age under the Qualified Pension Plan is age 65. When an employee’s age and credited years of service add up to at least 76 (the Rule of 76), the employee is entitled to early retirement without a reduction in benefits under the Qualified Pension Plan. As noted in footnote (b) to the Pension Benefits table above, Harry R. Brown has attained the normal retirement age and Named Executive Officers Kimble, Barthlow and Macefe are qualified under the Rule of 76 to early retirement with unreduced benefits under the Qualified Pension Plan. An employee may retire with reduced benefits under the Qualified Pension Plan when the employee is at least 55 years old and has at least five credited years of service; the Qualified Pension Plan benefits otherwise payable to an employee electing such early retirement are reduced by 5% for each year (prorated for any partial year) by which the employee’s commencement of receiving benefits under the Qualified Pension Plan precedes the employee’s 65th birthday.

Retiring employees may elect to receive their benefits under the Qualified Pension Plan in any of several alternative forms (such as a monthly income for life or one of several types of qualified joint and survivor annuities), but the Qualified Pension Plan stipulates that the alternatives shall be actuarially equivalent.

Early Retirement Incentive. NPTC in late 2006 offered a voluntary Early Retirement Incentive program to full-time employees (including the Named Executive Officers) who are not covered by NPTC’s collective bargaining agreement and who either would be at least 52 years old by March 31, 2007 or whose age and credited years of service as of March 31, 2007 would add up to at least 70. The Early Retirement Incentive provided that the Qualified Pension Plan retirement benefit for any eligible employee who elected to retire under the program would be enhanced by (a) adding three additional years of service to the participant’s actual service for purposes of calculating the employee’s retirement benefit and (b) adding three years to both the employee’s age and years of service for purposes of determining early retirement eligibility and the amount of any reduction of benefits for early benefit commencement. The Qualified Pension Plan was amended to accommodate this Early Retirement Incentive. Eligible employees had to elect to retire on or before March 31, 2007 in order to participate in this Early Retirement Incentive program.

Restoration Plan

The Restoration Plan is a nonqualified pension plan. The purpose of the Restoration Plan is to restore those benefits that are precluded under the Qualified Pension Plan by Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans and by the exclusion of bonus and certain other compensation from the Qualified Pension Plan’s definition of compensation for purposes of calculating benefits under the Qualified Pension Plan. The Restoration Plan supplements the participant’s retirement income so that the actuarial equivalent of what the participant receives through the combination of his or her benefit payments from the Restoration Plan and the Qualified

Pension Plan equals the benefit payments that the participant would have received from the Qualified Pension Plan if such Internal Revenue Service limits and Qualified Pension Plan exclusions of bonus and certain other compensation did not exist.

Any member of the management of NPTC who is eligible to participate in the Qualified Pension Plan and in NPTC’s Deferred Compensation Plan is a participant in the Restoration Plan except that, pursuant to a recent amendment of the Restoration Plan, no one who was not participating in the Restoration Plan as of December 31, 2006 may become a participant in the Restoration Plan thereafter.

A participant’s retirement benefits under the Restoration Plan are the actuarial equivalent of the excess of the benefits calculated under the Restoration Plan over the benefits received under the Qualified Pension Plan, adjusted to compensate for the different tax effect of a lump sum payment (as compared to the taxation of the life annuity payments option available under the Qualified Pension Plan) and the different tax treatment given to certain elements of a payment received from the Restoration Plan. Except as described otherwise in the next paragraph in connection with the Early Retirement Incentive program, benefits under the Restoration Plan are calculated by the same formula based on years of service and compensation as is used under the Qualified Pension Plan without giving effect to the freezing of benefit accruals under the Qualified Pension Plan and related disregarding of compensation received after December 31, 2006 that became effective December 31, 2006 under the Qualified Pension Plan. However, “compensation” for purposes of the Restoration Plan includes not only the amounts included in “compensation” under the Qualified Pension Plan but also bonuses paid under bonus plans, fringe or supplemental compensation, compensation deferred under any nonqualified deferred compensation plan maintained by NPTC, certain amounts payable under executive officers’ employment agreements upon terminations of employment due to a change of control or otherwise other than for cause, and compensation excluded from the Qualified Pension Plan calculations by the Internal Revenue Service limits on amount of compensation that may be covered for qualified defined benefit plans. “Compensation” for purposes of the Restoration Plan does not include severance payments.

“Retirement” under the Restoration Plan means retirement under the Qualified Pension Plan, whether that is a normal or early retirement under the Qualified Pension Plan.

Benefits under the Restoration Plan are paid in a lump sum payment of the entire benefit. Unless the participant has died, the participant’s benefit under the Restoration Plan is not to be paid before six months after the employee has separated from service with NPTC.

Early Retirement Incentive. As described above in connection with the Qualified Pension Plan, NPTC in late 2006 offered a voluntary Early Retirement Incentive program to certain employees. At the same time, NPTC amended the Restoration Plan to provide that the benefits payable under the Restoration Plan to any participant in the Restoration Plan who retires from NPTC between January 1, 2007 and March 31, 2008 will be enhanced by (a) adding three additional years of service to the participant’s actual service for purposes of calculating the participant’s retirement benefit and (a) adding three years to both the participant’s age and years of service for purposes of determining eligibility for early retirement and the amount of any reduction of benefits for early benefit commencement.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last Fiscal Year	Company Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End
Harry R. Brown	$0	$0	$0	$0	$0
Allen P. Kimble	0	0	0	0	0
N. William Barthlow	0	0	0	0	0
Frank A. Macefe	0	0	0	0	0
Kevin J. Albaugh	0	0	0	0	0

NPTC, the Company’s predecessor and a wholly owned subsidiary of the Company since May 31, 1985, established the North Pittsburgh Telephone Company Deferred Compensation Plan (Deferred Compensation Plan) as a nonqualified deferred compensation plan in 1983. As last amended in 1988, the plan entitles the Chairman of the Board, Vice Chairman of the Board, President, Vice Presidents and Treasurer of NPTC to defer portions of their regular monthly salaries up to a maximum of $5,000 per month, provided that the participating employee has entered into an Individual Deferred Compensation Agreement under the Deferred Compensation Plan. The Deferred Compensation Plan provides that any such Individual Deferred Compensation Agreement will expire on the date of the employee’s normal or actual retirement or such other date or condition as may be agreed upon between such employee and NPTC. Other details, such as the interest rate or other measure of earnings on a participant’s assets held under the Deferred Compensation Plan and provisions governing payouts, withdrawals and other distributions, are not provided in the Deferred Compensation Plan but rather would be set forth in the participant’s Individual Deferred Compensation Agreement with NPTC.

None of the Named Executive Officers presently participates in, nor during 2006 participated in, had any assets held by or had any right under, the Deferred Compensation Plan. There is no Deferred Compensation Plan Individual Deferred Compensation Agreement in effect between NPTC and any of the Named Executive Officers.

Potential Payments Upon Termination or Change-In-Control

The following table summarizes incremental payments to be made under each contract, agreement, plan or arrangement which provides for payments to a Named Executive Officer at, following, or in connection with any termination of employment or a change in control of the Company or a change in the Named Executive Officer’s responsibilities, except that, in accordance with regulations of the Securities and Exchange Commission, the table does not include payments and benefits under certain plans and arrangements that do not discriminate in scope, terms or operation in favor of the Company’s executive officers and that are available generally to all salaried employees of the Company.

The following table does not report pension payments that are disclosed under the heading “Pension Benefits” above in this Item 11. The table below shows only the amount by which such pension payments would be enhanced by virtue of the occurrence of the specified triggering event if the event had occurred on December 31, 2006.

For purposes of the quantitative disclosures in the following table, the hypothetical termination of employment and change of control events are deemed to have taken place on December 31, 2006.

The Employment Agreements with the Named Executive Officers, a Retention Payment Program and the Restoration Plan all provide for payments, or the possibility of payments, to the Named Executive Officers upon or in connection with the officers’ termination of employment or a change in control of the Company. The 2006 Bonus Plan provided for the possibility of additional bonus in connection with a change of control of the Company. In addition, the Company has a key man arrangement with Mr. Brown that provides that the Company will make a certain payment for the benefit of Mr. Brown’s spouse if Mr. Brown were to die while employed by the Company.

Employment Agreements.

Termination by NPTC without just or good cause. The Employment Agreements between NPTC and the Named Executive Officers provide that if prior to the expiration of the officer’s term of employment under the Employment Agreement, NPTC terminates the officer’s employment other than for “just or good cause” (as described in the Employment Agreements), then NPTC shall be obligated to pay to the officer a severance amount equal to the base salary which would be payable to the officer for the balance of the then present term of the Employment Agreement. In no event shall such severance amount to be paid to the officer exceed two hundred and fifty percent (250%) of the officer’s annual base salary or be less than one hundred twenty-five percent (125%) of the officer’s annual base salary. Such severance payment is to be made as a lump sum payment within 30 days after the termination of employment. The payment would be payable by NPTC.

The Employment Agreements provide that “just or good cause” for terminations may include but need not be limited to (i) the officer violating the terms of the Employment Agreement (including a non-compete provision and a prohibition against soliciting any employee or agent of NPTC or any of NPTC’s related entities to discontinue the employee’s or agent’s relationship with NPTC or any such related entity, both of which provisions extend for 15 months after termination, if officer voluntarily terminates his employment under the Employment Agreement, and also a confidentiality provision that has no stated termination), (ii) disloyalty, insubordination, dishonesty toward NPTC or commission or conviction of a felony or any crime involving moral turpitude, (iii) persistent incompetence or neglect of duties, (iv) public actions which may damage the business interests or image of NPTC, or (vi) workplace conduct that violates NPTC’s standards of employee conduct.

Termination upon death. The Employment Agreements provide that if the officer dies while employed under the Employment Agreement, NPTC will pay to the officer’s estate the compensation that would otherwise be payable to the officer to the end of the month in which the officer died.

Termination in connection with a change of control. The Employment Agreements provide that if, after a Change of Control (as defined in the Employment Agreements) of NPTC or the Company, NPTC or its successor terminates the officer’s employment other than for Cause (as defined in the Employment Agreements), or the officer terminates his employment after NPTC or its successor seeks to terminate or substantially breach the officer’s Employment Agreement, seeks to terminate the officer’s employment, seeks to substantially change the officer’s duties or privileges or limit the officer’s managerial duties and control, or seeks to geographically relocate the officer, then NPTC shall be obligated to pay to the officer an amount equal to two times the officer’s then current annual base salary. This payment would be in lieu of, and not in addition to, the severance payment described in the first paragraph under the heading “Employment Agreements” above. The payment is to be made as a lump sum payment payable within 30 days of the termination of employment. The payment would be payable by NPTC.

Change of Control is defined in the Employment Agreements as (i) the acquisition, directly or indirectly, by any person or entity (other than NPSI), or persons or entities acting in concert, whether by purchase, merger, consolidation or otherwise, of voting power over that number of shares of the capital stock of either NPTC or NPSI which, when combined with the existing voting power of such persons or entities, aggregates voting power over that number of shares of the capital stock of NPTC or NPSI as has the right to cast fifty percent (50%) or more of the votes which all shareholders of NPTC or NPSI would be entitled to cast in the election of directors of NPTC or NPSI, respectively, under normal circumstances (that is, for example, without giving effect to any such voting rights of preferred shares existing by reason of a default in the payment of preferred dividends or to any elimination of voting rights of “control shares” (as defined in 15 Pa. C.S. Section 2562) pursuant to Subchapter G of Chapter 25 of the Pennsylvania Corporation Law of 1988, as amended, or any successor or comparable statute) or (ii) the sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of NPTC or NPSI to a transferee other than NPTC, an entity of which a controlling interest is owned by NPTC or NPSI, or an entity which, prior to the Change of Control, owns, directly or indirectly, a controlling interest in NPTC or NPSI.

The Employment Agreements define “Cause” to include the officer’s embezzlement or material misappropriation of funds or property of NPTC, continued failure to perform substantially the officer’s duties with NPTC or one of its affiliates (other than because of incapacity due to physical or mental illness) after NPTC has delivered a prescribed demand to the officer, or the officer’s willful engaging in illegal activity or gross misconduct which is materially and demonstrably injurious to NPTC.

Tax gross-up. The Employment Agreements provide that if any benefit or payment by the Company, NPTC or any other subsidiary of the Company to the officer (the “Original Payment”) is determined pursuant to Section 280G of the Internal Revenue Code to be an “excess parachute payment” subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (the “Excise Tax”), NPTC will make to the officer an additional payment (a “Gross-Up Payment”) in an amount such that the net amount of such Gross-Up Payment retained by the officer after payment of all federal, state and local income and employment taxes (including income taxes, employment taxes and Section 4999 Excise Tax on the Gross-Up Payment) will equal the Excise Tax imposed on the Original Payment. In the table below, such Gross-Up Payments are identified as “280G Tax Gross-up”.

Retention Payment Program

NPTC has adopted a Retention Payment Program (Program) pursuant to which the Named Executive Officers and the Company’s Vice President–Operations would be entitled to receive a payment from NPTC on the six-month anniversary of a Change of Control of NPTC or NPSI if the officer has continued in active employment with NPTC to such six-month anniversary date. The officer (or his or her beneficiary or estate) would be entitled to the payment if the officer is not employed by NPTC on the six-month anniversary date because the officer has died or become disabled or because his employment has been terminated either (i) by NPTC without Cause or (ii) by the officer if after the Change of Control NPTC or its successor has sought to terminate the officer’s employment, to substantially change the officer’s duties or privileges or limit the officer’s managerial duties and control, to geographically relocate the officer or to terminate or substantially breach the officer’s Employment Agreement. The amount of the payment would be equal to 35% of the officer’s base salary in effect when the Change of Control occurs, would be payable in a lump sum payable on the six-month anniversary of the Change of Control and would be payable by NPTC. The definitions of “Change of Control” and “Cause” under this Program are the same as in the Employment Agreements.

Retirement Plans

The Qualified Pension Plan and Restoration Plan are described under the heading “Pension Benefits” above in this Item 11. The Employment Agreements provide that the Named Executive Officers are entitled to credit for extra years of service and age credits in the calculation of their retirement benefits in the event of (i) termination by NPTC of the Named Executive Officer’s employment prior to a Change of Control without “just and good cause” or (ii) termination of the officer’s employment in any of the circumstances relating to a Change of Control that entitles the officer to receive a payment of two times the officer’s then current annual base salary, as described under the subheading “Termination in connection with a change of control” under the heading “Employment Agreements” immediately above. The Employment Agreements provide that in any such event, (a) in calculating the Named Executive Officer’s age and years of service for purposes of calculating his retirement benefits, the officer shall be treated as if he had remained employed by NPTC through the end of the then present term of the Employment Agreement and (b) the officer’s years of service as so recalculated shall be used for determining whether the officer is entitled to early retirement benefits under the Plans. The Employment Agreements provide that in the event of a Change of Control, the term of the Employment Agreement shall not terminate earlier than two years after the date the Change of Control occurred. All such enhanced retirement benefits payable to any of the Named Executive Officers are payable by NPTC under the Restoration Plan.

2006 Bonus Plan

The 2006 Bonus Plan, which is described under the heading “Grants of Plan-Based Awards” above in this Item 11, provided that if a Change of Control occurred before December 31, 2006, the period for determining bonuses would be reduced from the full calendar year to the period from January 1, 2006 to the date the Change of Control occurred. It also provided that if a Change of Control occurred before December 31, 2006, the aggregate amount of bonus payable under the 2006 Bonus Plan would be 20% times the greater of (i) the aggregate total base salaries of all participants in the 2006 Bonus Plan during the period from January 1, 2006 to the date of the Change of Control or (ii) the product of 50% times the sum of the annualized base salaries of the Plan participants in effect immediately prior to the Change of Control (including, in either case, the highest annualized base salary that had been paid during the year to a holder of an office that is vacant immediately prior to the Change of Control but if not vacant would entitle the holder of the office to participate in the 2006 Bonus Plan). The 2006 Bonus Plan also provides that bonuses under the Plan are to be determined and paid as promptly as practicable after the end of the period for determining the bonuses to be paid and, in the event of a Change of Control, no later than 30 days after the Change of Control occurs.

As noted above for purposes of the quantitative disclosures in the following table, the hypothetical change of control referred to in the table below is deemed to have taken place on December 31, 2006. Such hypothetical change of control therefore would not have changed the period in respect of which bonuses were to be determined and would not have invoked any change in the amount of bonuses payable under the 2006 Bonus Plan that might have been effected if the change of control were deemed to have occurred on an earlier date. If the hypothetical change of control were deemed to have occurred on December 29, 2006, the last business day in 2006, the bonus payable to each of the Named Executive Officers under the 2006 Bonus Plan would have been $6,654 more than the amount the officer actually received under the 2006 Bonus Plan.

The definition of “Change of Control” in the 2006 Bonus Plan was the same as the definition of that term in the Employment Agreements.

Key Person Arrangement

NPTC has agreed with Harry R. Brown, President and Chief Executive Officer of the Company, that if Mr. Brown were to die before he retires from his employment with NPTC, NPTC will pay for his wife’s benefit the differential between Mr. Brown’s benefits payable under the Qualified Pension Plan and the Restoration Plan if he had retired and the benefits payable under such Plans as a result of his death while still employed with NPTC. The differential arises because the Qualified Pension Plan and the Restoration Plan both provide for only a 50% joint and survivor benefit option upon the death of the employee before the employee has retired; most retiring married employees, however, benefit from taking a 100% joint and survivor benefit option under the Plans, because that option typically provides higher benefits to the surviving spouse after the retired employee dies. The payment would be made in one lump sum after Mr. Brown’s death. NPTC has purchased term life insurance on Mr. Brown’s life but payable to NPTC to cover most of this obligation.

POTENTIAL INCREMENTAL PAYMENTS UPON HYPOTHETICAL TERMINATION OR CHANGE-IN-CONTROL

If Triggering Event Had Occurred December 31, 2006

	Triggering Event
Name	Voluntary Termination by Officer	Termination by Company for Cause	Termination by Company Without Cause (a)		In Connection with Change-in- Control (b)		Termination because of Disability	Death
Harry R. Brown
Employment Agreement	$0	$0	$373,125		$597,000		$0	$0
Retention Payment Program	0	0	0		104,475		0	0
280G Tax Gross-up (c)	0	0	0		0		0	0
2006 Bonus Plan	0	0	0		0		0	0
Retirement Plans (d)	0	0	651	(e)	228,029	(f)	0	0
Key person arrangement	0	0	0		0		0	1,326,546

Total	$0	$0	$373,776		$929,504		$0	$1,326,546

Allen P. Kimble
Employment Agreement	$0	$0	$328,533		$492,800		$0	$0
Retention Payment Program	0	0	0		86,240		0	0
280G Tax Gross-up (c)	0	0	0		255,917		0	0
2006 Bonus Plan	0	0	0		0		0	0
Retirement Plans (d)	0	0	147,216	(e)	204,982	(f)	0	0

Total	$0	$0	$475,749		$1,039,939		$0	$0

N. William Barthlow
Employment Agreement	$0	$0	$351,342		$443,800		$0	$0
Retention Payment Program	0	0	0		77,665		0	0
280G Tax Gross-up (c)	0	0	0		0		0	0
2006 Bonus Plan	0	0	0		0		0	0
Retirement Plans (d)	0	0	134,587	(e)	172,365	(f)	0	0

Total	$0	$0	$485,929		$693,830		$0	$0

Frank A. Macefe
Employment Agreement	$0	$0	$277,375		$443,800		$0	$0
Retention Payment Program	0	0	0		77,665		0	0
280G Tax Gross-up (c)	0	0	0		0		0	0
2006 Bonus Plan	0	0	0		0		0	0
Retirement Plans (d)	0	0	85,317	(e)	154,173	(f)	0	0

Total	$0	$0	$362,692		$675,638		$0	$0

Kevin J. Albaugh
Employment Agreement	$0	$0	$259,444		$415,110		$0	$0
Retention Payment Program	0	0	0		72,644		0	0
280G Tax Gross-up (c)	0	0	0		0		0	0
2006 Bonus Plan	0	0	0		0		0	0
Retirement Plans (d)	0	0	24,419	(e)	79,886	(f)	0	0

Total	$0	$0	$283,863		$567,640		$0	$0

(a)	The amounts shown in the “Termination by Company Without Cause” column of this table with respect to the officers’ Employment Agreements reflect the hypothetical termination by NPTC without just or good cause (as described in the Employment Agreements) prior to any Change of Control of the Company.

(b)	The amounts shown in the “In Connection with Change-in-Control” column of this table with respect to the officers’ Employment Agreements reflect the hypothetical circumstance of NPTC (or its successor or purchaser) terminating the officer’s employment without “Cause” (as defined in the Employment Agreements) after a Change of Control (as defined in the Employment Agreements) has occurred or the officer terminating his employment after any of various actions are taken to affect the officer’s employment, duties or privileges, or to relocate the officer geographically, after such a Change of Control has occurred. The amount shown in such column of this table with respect to the officer’s Employment Agreement would not be payable if none of those circumstances occurred with respect to the officer during the term of the officer’s Employment Agreement.

The amounts shown in the “In Connection with Change-in-Control” column of this table with respect to the Retention Payment Program reflect the hypothetical circumstance of the officer having continued his employment for six months following the Change of Control or having died, become disabled or been terminated without Cause (as defined in the officers’ Retention Payment Program letters) before the six-month anniversary of the Change of Control. The amount shown in such column with respect to the Retention Payment Program would not be payable if the officer voluntarily terminates his employment within six months after the Change of Control occurs.

The amounts shown in the “In Connection with Change-in-Control” column of this table with respect to “280G Tax Gross-up” are based on the assumption that all other amounts shown in this “In Connection with Change-in-Control” column were payable and paid. As noted in the foregoing paragraphs of this note (b), the facts of whether the officer does or does not continue to be employed after an actual Change of Control and, if he does not, the circumstances under which the termination occurred, would determine whether such other amounts would or would not be payable.

The amounts shown in the “In Connection with Change-in-Control” column of this table with respect to the Retirement Plans assume that the officer’s employment terminated after one or another of the circumstances described in the first paragraph of this note had occurred and that, pursuant to the officer’s Employment Agreement, the officer’s retirement benefits were calculated as if the officer had remained employed through the end of the term of his Employment Agreement (as extended to the second annual anniversary of the date the Change of Control occurred, if applicable).

(c)	Whether any 280G Tax Gross-up payments would be incurred and, if any, the amount of such payments have been calculated by reference to the officer’s W-2 wages during the five taxable years ending December 31, 2006. In addition, the officers were assumed to be subject to the maximum Federal and Pennsylvania income and other payroll taxes, aggregating to an effective tax rate of 39.1%.

(d)	The amount shown in the table above with respect to “Retirement Plans” shows the aggregate enhancement of retirement benefits arising as a result of the specified triggering event. All of such enhancements payable to any of the Named Executive Officers would be payable under the Restoration Plan.

(e)	The amounts shown in the “Termination by Company Without Cause” column of this table with respect to the officers’ retirement benefits report the enhancements of each officer’s retirement benefits provided for in the officer’s Employment Agreement in connection with such termination. Assuming that the officer is not able to avail himself of both such enhancements under the Employment Agreement and also the retirement benefit enhancements available to the officer under the Early Retirement Incentive program, the amount of retirement benefit enhancements shown in this “Termination by Company Without Cause” column of this table would not be in addition to all of the accrued benefits shown for that officer in the Pension Benefits Table above in this Item 11, because, as noted in footnote (a) to the Pension Benefits Table, the amounts shown in the Pension Benefits Table with respect to the Restoration Plan include the Early Retirement Incentive enhancements currently available to the officer. If the officer is entitled to the retirement benefit enhancements resulting from being terminated without just or good cause prior to a Change of Control of the Company and not the enhancements in connection with retiring under the Early Retirement Incentive, the actual aggregate retirement benefits to which the officer would be entitled in connection with such termination would be only the aggregate present value of the officer’s benefits accrued as of December 31, 2006 without the enhancements under the Early Retirement Incentive program, plus the enhancements to which the officer is entitled under his Employment Agreement with respect to the termination without just or good cause. In that case, the aggregate retirement benefit to which the officer would be entitled upon the hypothetical termination without just or good cause deemed to occur on December 31, 2006 and prior to a Change of Control of the Company would be less than the amount of the aggregate present value of accrued benefits shown on the Pension Benefits Table or, in the case of Mr. Albaugh, less than the $582,061 actual present value of his accrued benefits stated in the third paragraph of note (b) to the Pension Benefits Table, by the following amounts: for Mr. Brown, $194,796 less; for Mr. Kimble, $60,846 less; for Mr. Barthlow, $93,538 less; for Mr. Macefe, $120,529 less; and for Mr. Albaugh, $243,471 less.

(f)	The amounts shown in the “In Connection with Change-in-Control” column of this table with respect to the officers’ retirement benefits report the enhancements of each officer’s retirement benefits provided for in the officer’s Employment Agreement in connection with a Change of Control (as defined in the Employment Agreements). Assuming that the officer is not able to avail himself of both such enhancements under the Employment Agreement and also the retirement benefit enhancements available to the officer under the Early Retirement Incentive program, the amount of retirement benefit enhancements shown in this “In Connection with Change-in-Control” column of this table would not be in addition to all of the accrued benefits shown for that officer in the Pension Benefits Table above in this Item 11, because, as noted in footnote (a) to the Pension Benefits Table, the amounts shown in the Pension Benefits Table with respect to the Restoration Plan include the Early Retirement Incentive enhancements currently available to the officer. If the officer is entitled to the retirement benefit enhancements in connection with a Change of Control and not the enhancements in connection with retiring under the Early Retirement Incentive, the actual aggregate retirement benefits to which the officer would be entitled in connection with the Change of Control would be only the aggregate present value of the officer’s benefits accrued as of December 31, 2006 without the enhancements under the Early Retirement Incentive program, plus the enhancements to which the officer is entitled under his Employment Agreement with respect to the Change of Control. In that case, the aggregate retirement benefit to which the officer would be entitled in connection with the hypothetical Change of Control deemed to occur on December 31, 2006 would be more or less than the amount of the aggregate present value of accrued benefits shown on the Pension Benefits Table or, in the case of Mr. Albaugh, less than the $582,061 actual present value of his accrued benefits stated in the third paragraph of note (b) to the Pension Benefits Table, by the following amounts: for Mr. Brown, $32,582 more; for Mr. Kimble, $3,080 less; for Mr. Barthlow, $55,760 less; for Mr. Macefe, $51,673 less; and for Mr. Albaugh, $188,004 less.

Compensation of Directors

The following table sets forth the compensation paid to each non-employee Director of the Company for the year ended December 31, 2006.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Total
Charles E. Cole	$38,043	$38,043
Frederick J. Crowley	$41,762	$41,762
Stephen G. Kraskin	$27,587	$27,587
David E. Nelsen	$34,042	$34,042
Charles E. Thomas, Jr.	$66,204	$66,204

The Company does not pay any Director or Board committee fees to any Director of the Company who is also an employee of the Company and/or subsidiaries of the Company. Messrs. Brown and Kimble therefore receive no compensation for their services as Directors of the Company.

The Company pays its non-employee Directors monthly retainers, Board and Board committee meeting attendance fees and, in the case of the Chairman of the Audit Committee, a monthly chairmanship retainer, as described in more detail below. The Company provides no other compensation, and no equity, insurance, retirement or other benefit, to any Director of the Company for the Director’s services as a Director.

During 2006, the Directors of the Company other than Messrs. Brown, Kimble and Thomas each received a retainer of $1,360 per month and $816 for each Regular Meeting of the Board of Directors that the Director attended and for each Special Meeting of the Board of Directors that he attended for which attendance by the Directors in person had been requested; Mr. Thomas received a retainer of $4,081 per month and $1,247 for each Regular Meeting of the Board of Directors he attended and for each Special Meeting of the Board of Directors he attended for which attendance by the Directors in person had been requested. No Director receives payment for attending the organizational meeting of the Board of Directors following the annual meeting of Shareholders. No Director receives payment for participating in any Special Meeting of the Board of Directors that is conducted only telephonically.

During 2006: (i) each member of the Audit Committee received $1,134 for each Audit Committee meeting he attended; (ii) the Chairman of the Audit Committee also received $1,134 for each meeting, if any, he had with the Company’s independent auditors at the request of the Audit Committee or of the independent auditors; (iii) the Chairman of the Audit Committee also received $567 per month for his services as Chairman of the Audit Committee; and (iv) the Chairman of the Compensation Committee received $785 for each Compensation Committee meeting he attended, each other member of the Compensation Committee received $567 for each Compensation Committee meeting he attended and each member of the Corporate Governance and Nominating Committee received $567 for each Corporate Governance and Nominating Committee meeting he attended, except that no member of either such Committee received compensation for attending a Compensation Committee or Corporate Governance and Nominating Committee meeting that was held on the same day that the full Board of Directors met.

The Directors of the Company are also the Directors of the Company’s subsidiary NPTC. The Board of Directors of NPTC has a Retirement Board Committee. During 2006, each member of the NPTC Retirement Board Committee other than Messrs. Brown and Kimble received $567 for each Retirement Board Committee meeting he attended.

Effective January 1, 2007, the fees payable to the Directors increased approximately 4% over the amounts described above. Effective January 1, 2007, therefore: (i) the Directors of the Company other than Messrs. Brown and Kimble and Chairman Thomas each receives a retainer of $1,414 per month and $849 for each Regular Meeting of the Board of Directors that the Director attends and for each Special Meeting of the Board of Directors that he attends for which attendance by the Directors in person is requested; (ii) the Chairman of the Board receives a retainer of $4,244 per month and $1,297 for each Regular Meeting of the Board of Directors he attends and for each Special Meeting of the Board of Directors he attends for which attendance by the Directors in person is requested; (iii) each member of the Audit Committee receives $1,179 for each Audit Committee meeting he attends; (iv) the Chairman of the Audit Committee also receives $1,179 for each meeting, if any, he has with the Company’s independent auditors at the request of the Audit Committee or of the independent auditors; (v) the Chairman of the Audit Committee also receives $590 per month for his services as Chairman of the Audit Committee; (vi) the Chairman of the Compensation Committee receives $816 for each Compensation Committee meeting he attends, each other member of the Compensation Committee receives $590 for each Compensation Committee meeting he attends, and each member of the Corporate Governance and Nominating Committee receives $590 for each Corporate Governance and

Nominating Committee meeting he attends, except that no member of either such committee receives compensation for attending a Compensation Committee or Corporate Governance and Nominating Committee meeting that is held on the same day that the full Board of Directors meets; and (vii) each member of the NPTC Retirement Board Committee receives $590 for each Retirement Board Committee meeting he attends. The policies that Directors receive no payment for attending the organizational meeting of the Board of Directors following the annual meeting of Shareholders and no payment for participating in any Special Meeting of the Board of Directors that is conducted only telephonically continue in effect.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Owners of More Than 5% of Outstanding Securities

The following Table 1 sets forth information with respect to all persons and “groups” (as such term is used in Rule 13d-5 under the Securities Exchange Act of 1934) known to the Company to be beneficial owners of more than 5% of the Company’s securities as of April 18, 2007:

Table I

Title of Class	Name and Business Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Royce & Associates, LLC (1) 1414 Avenue of the Americas New York, NY 10019	1,138,649		7.59%

Common Stock	Bulldog Investors, Phillip Goldstein, Andrew Dakos, Santa Monica Partners Opportunity Fund, L.P., Santa Monica Partners L.P., Santa Monica Partners II, L.P., Lawrence J. Goldstein, Monarch Activist Partners, L.P., James Chadwick, Sohail Malad, and Nadel and Gussman Funds LLC, as a group (2) 60 Heritage Drive Pleasantville, NY 10570	987,791	(3)	6.58%

(1)	The information provided in this Table 1 with respect to Royce & Associates, LLC is based on the information set forth in the Schedule 13G of Royce & Associates, LLC filed with the Securities and Exchange Commission on January 24, 2007.

(2)	On April 4, 2006, Phillip Goldstein, Andrew Dakos, Lawrence J. Goldstein, Richard Barone, James Chadwick and Sohail Malad filed with the Securities and Exchange Commission a Schedule 13D reporting the beneficial ownership of an aggregate of 967,103 shares of the Company’s Common Stock by such individuals and others. On December 27, 2006 and March 23, 2007, the same individuals other than Richard Barone filed with the Securities and Exchange Commission an amendment No. 4 and an amendment No. 5, respectively, to such Schedule 13D. Those amendments both name Phillip Goldstein, Andrew Dakos, Lawrence J. Goldstein, James Chadwick, Bulldog Investors, Santa Monica Partners Opportunity Fund, L.P., Santa Monica Partners L.P., Santa Monica Partners II L.P., Monarch Activist Partners L.P. and Nadel and Gussman Funds LLC as the persons reporting the beneficial ownership of 987,791 shares of the Company’s Common Stock; 987,791 shares constitute 6.58% of the 15,005,000 outstanding shares of the Company’s Common Stock. Such original Schedule 13D as amended by the amendment No. 1 thereto filed on April 12, 2006, the amendment No. 2 thereto filed on July 18, 2006, the amendment No. 3 thereto filed on August 31, 2006, the amendment No. 4 thereto filed on December 27, 2006 and the amendment No. 5 thereto filed on March 23, 2007 is referred to in this Proxy Statement as the Bulldog Schedule 13D. The Bulldog Schedule 13D indicates that the persons and entities named in the Bulldog Schedule 13D as reporting persons are members of a “group” (the Bulldog Group). Rule 13d-5 under the Securities Exchange Act of 1934 provides that, with certain exceptions, a “group” is formed “[w]hen two or more persons agree to act together for the purpose of acquiring, holding, voting or disposing of equity securities of an issuer” and such group for purposes of Sections 13(d) and (g) of the Securities Exchange Act of 1934 “shall be deemed to have acquired beneficial ownership, . . . of all equity securities of that issuer beneficially owned by any such persons.” The Bulldog Schedule 13D sets forth different addresses for various members of the Bulldog Group. The information provided in this note 2, in the Table 1 above with respect to Bulldog Investors and the persons and other entities listed with it and in note 3 to such Table 1 is based on the information set forth in the Bulldog Schedule 13D.

(3)	The Bulldog Schedule 13D states that (i) Phillip Goldstein or Andrew Dakos or the two of them jointly have voting power and power of disposition with respect to 494,122 shares of Company Common Stock, (ii) Lawrence J. Goldstein has voting power and power of disposition with respect to 351,491 shares of Company Common Stock, (iii) James Chadwick has voting power and power of disposition with respect to 142,178 shares of Company Common Stock, and (iv) Chadwick Capital Management LLC has voting power and power of disposition with respect to 2,942 shares of Company Common Stock beneficially owned by Nadel and Gussman Combined Funds LLC and that James Chadwick is the managing partner of Chadwick Capital Management LLC.

On December 22, 2005, Armstrong Holdings, Inc., AGOC Investments, Inc. (a wholly-owned direct subsidiary of Armstrong Holdings, Inc.), the Sedwick Foundation, the Jud L. Sedwick Family Trust No. 2, the Jay L. Sedwick 1998 Trust, the Dru A. Sedwick 2001 Trust, the Joy L. Moon 2001 Separate Trust, the Jay L. Sedwick, Jr. 2001 Separate Trust, the Cyd K. Johnston 2001 Separate Trust, Jay L. Sedwick, Dru A. Sedwick, Jay L. Sedwick’s brother-in-law and his spouse, an unrelated officer of Armstrong Holdings, Inc. and his spouse, and certain other persons, both individually and in respect of certain of their capacities as officers of Armstrong Holdings, Inc. or trustees of one or another of such trusts (collectively, the Armstrong Reporting Persons) filed with the Securities and Exchange Commission Amendment No. 7, dated December 22, 2005, to the Restatement of Schedule 13D previously filed with the Securities and Exchange Commission by certain of such Armstrong Reporting Persons. Such Amendment No. 7 reported beneficial ownership by Armstrong Reporting Persons of an aggregate of 1,419,398 shares of the Company’s Common Stock, constituting 9.46% of the shares of Company Common Stock outstanding. To the knowledge of the Company, such Amendment No. 7 is the most recent filing made with the Securities and Exchange Commission by any of the Armstrong Reporting Persons with respect to the Company’s Common Stock. Counsel to Armstrong Holdings, Inc. in April 2006 advised representatives of the Company, however, that all shares of Company Common Stock that were held by the Armstrong Reporting Persons have been sold.

Security Ownership of Management

The following Table II sets forth information with respect to the beneficial ownership of the Company’s securities as of April 18, 2007 of each current Director of the Company, and each executive officer of the Company named in the Summary Compensation Table in Item 11 above in this Form 10-K/A Report, and of all Directors and officers of the Company as a group.

Table II

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Common Stock	Kevin J. Albaugh	0		*
Common Stock	N. William Barthlow	1,550	(2)	*
Common Stock	Harry R. Brown	34,090	(3)	*
Common Stock	Charles E. Cole	74,000	(4)	*
Common Stock	Frederick J. Crowley	1,000		*
Common Stock	Allen P. Kimble	1,129	(5)	*
Common Stock	Stephen G. Kraskin	3,000		*
Common Stock	Frank A. Macefe	1,360	(6)	*
Common Stock	David E. Nelsen	2,500	(7)	*
Common Stock	Charles E. Thomas, Jr.	66,710	(8)	*
Common Stock	All Directors, and officers as a group (12 persons)	186,209	Total	1.24%

*	Less than 1%.

(1)	Included in the shares set forth in the table above are (a) shares owned by the Director or officer and shares beneficially owned by his or her spouse, minor children and others living in his or her house, which are includable in such table under rules of the Securities and Exchange Commission, and (b) shares which are deemed to be beneficially owned because the Director or officer has voting power or power of disposition with respect to the shares. No person identified in the table above or included in the group of all Directors and officers has a right to acquire beneficial ownership of any shares of Common Stock within 60 days after April 18, 2007.

Share amounts are reported as of April 18, 2007, and percentages of share ownership are calculated based upon the 15,005,000 shares of Company Common Stock outstanding as of that date. The information provided in the table above and the footnotes below is based on information furnished by the persons named in the table or included in the group of all Directors and officers, on public filings and on the Company’s records.

(2)	N. William Barthlow has sole voting power and sole investment power with respect to 850 shares held by him and also with respect to 300 shares held by Mr. Barthlow under the Pennsylvania Uniform Transfers to Minors Act as custodian for three children. Mr. Barthlow and his wife share voting power and investment power with respect to 400 shares.

(3)	Harry R. Brown has sole voting power and sole investment power with respect to 15,924 shares and shares with his wife voting power and investment power with respect to 1,354 shares. Mr. Brown is deemed to be the beneficial owner of the 16,812 shares held individually by his wife.

(4)	Charles E. Cole has sole voting power and sole investment power with respect to 41,392 shares. Dr. Cole is deemed to be the beneficial owner of the 32,608 shares held individually by his wife.

(5)	Allen P. Kimble and his wife share voting power and investment power with respect to all 1,129 shares.

(6)	Frank A. Macefe has sole voting power and sole investment power with respect to 600 shares held by Mr. Macefe as custodian for two daughters. Mr. Macefe and his wife share voting power and investment power with respect to 760 shares.

(7)	David E. Nelsen and his wife share voting power and investment power with respect to all 2,500 shares.

(8)

Charles E. Thomas, Jr., has sole voting power and sole investment power with respect to 25,910 shares held by him and also with respect to 25,000 shares held by Mr. Thomas under the Pennsylvania Uniform Transfers to Minors Act as custodian for five children. Mr. Thomas and his wife share voting power and investment power with respect to 9,800 shares. Mr. Thomas is deemed to be the beneficial owner of an aggregate of 6,000 shares held individually by three of his children. Of the 25,910 shares held by Mr. Thomas individually, 23,905 shares are held in a margin account with his broker.

No Director or officer of the Company or, to the knowledge of the Company, “group” as defined in Rule 13d-5 under the Securities Exchange Act of 1934 is a beneficial owner of more than 5% of the Company’s Common Stock by virtue of any voting trust or similar arrangement.

Neither the Company nor any of its subsidiaries has any compensation plan or individual compensation arrangement under which any equity securities of the Company are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Company and its subsidiaries paid approximately $2,538,000 to JUDCO Management, Inc., a subsidiary of Armstrong Holdings, Inc., for data processing functions during 2006. The Company was related to Armstrong Holdings, Inc. by a common shareholder who directly or beneficially owned more than 5% of the Company’s outstanding common stock. In April 2006, counsel for the Armstrong Holdings, Inc.-related group advised representatives of the Company that all shares of Company common stock held directly or indirectly by this shareholder had been sold. The Company and its subsidiaries had approximately $316,000 outstanding to JUDCO Management, Inc. as of December 31, 2006.

In addition, in the ordinary course of business, the Company and its subsidiaries both provide and receive telecommunication transport services from Boulevard Communications, L.L.P. (Boulevard), a competitive access provider jointly owned by the Company and a company in the Armstrong Holdings, Inc. group of companies (Armstrong Group). Total revenues recognized from providing services to Boulevard were approximately $25,000, and total expenses incurred from receiving services from Boulevard were approximately $112,000, for 2006. The Company and its subsidiaries also provide in the ordinary course of business telecommunication and transport services to other member companies of the Armstrong Group, with total revenues recognized for such telecommunication and transport services of approximately $140,000 for 2006. The amounts outstanding between the Company and its subsidiaries, on the one hand, and Boulevard and the companies in the Armstrong Group, on the other hand, as of December 31, 2006 were negligible.

Charles E. Thomas, Jr., Chairman of the Board of the Company, is a partner in the law firm of Thomas, Thomas, Armstrong & Niesen, Harrisburg, PA. Thomas, Thomas, Armstrong & Niesen has been retained as general counsel to the Company since before 2006 and may be retained by the Company in the future. The Company and its subsidiaries paid Thomas, Thomas, Armstrong & Niesen a total of approximately $193,378 in fees during 2006 and at December 31, 2006 owed Thomas, Thomas, Armstrong & Niesen approximately $103,693 for services rendered before, but not billed until after, December 31, 2006.

Stephen G. Kraskin is a Director of the Company and a member of the Compensation Committee of the Board of Directors of the Company. A description of transactions between the Company and the legal and consulting firm of which Mr. Kraskin is a member is provided under the heading Compensation Committee Interlocks and Insider Participation in Item 11 above in this Form 10-K/A Report.

Policies and Procedures for Review, Approval or Ratification of Transactions With Related Persons

The Company’s policies and procedures for the review, approval or ratification of any transaction with related persons (as such term is defined in Item 404 of Regulation S-K promulgated by the Securities and Exchange Commission) are reflected in the Company’s written Code of Ethics for Executive Management, Directors and All Other Employees and Agents.

The Code of Ethics provides that executive officers, senior financial personnel and Directors of the Company, as well all other employees and agents of the Company, are required to disclose to the Chairman of the Audit Committee of the Board of Directors any proposed conduct or transaction that would or could reasonably be expected to involve the existence of, or even the appearance of, any conflict between what is in the best interest of the Company and what could result in material personal tangible or intangible gain for any employee, Director or other person or entity affiliated with the Company and to cooperate with all investigations and assessments by or on behalf of the Audit Committee or the Board of Directors of the Company of any such actual or suspect conflict of interests. The Code of Ethics mandates that no executive officer, senior financial personnel or Director of the Company, and no other employee or agent of the Company, is to engage in any activity or transaction that gives rise to such a conflict of interests, or an appearance of such a conflict of interests, without the prior written approval of the Chairman of the Audit Committee or the Chairman of the Board of Directors of the Company, which approval states that such activity or transaction has been approved by a vote of a majority of the members of the Audit Committee or of the Board of Directors of the Company, respectively, who do not have a conflict of interests in connection with the activity or transaction.

Director Independence

The Board of Directors of the Company has determined that Charles E. Cole, Frederick J. Crowley, Stephen G. Kraskin and David E. Nelsen are independent directors, as that term is defined in Rule 4200 of the listing standards of NASDAQ. The Board of Directors has determined, further, that Charles E. Cole, Frederick J. Crowley and David E. Nelsen, who comprise the members of the Audit Committee of the Board of Directors, also meet the additional criteria of independence required of audit committee members by the listing standards of NASDAQ.

In making those determinations of independence, the Board of Directors of the Company considered any past, existing or contemplated compensation, indebtedness or other transactions, relationships or arrangements between the Director, any immediate family member (as such phrase is defined in Item 404 of Regulation S-K promulgated by the Securities and Exchange Commission) of the Director or any entity (other than the Company or any of the Company’s subsidiaries) of which the Director is a director, executive officer or 10% or greater equity owner, on the one hand, and the Company or any of the Company’s subsidiaries, on the other hand, if any. In making those determinations, the Board of Directors therefore considered the Company’s having engaged and in the future possibly engaging for legal services the legal and consulting firm of which Mr. Kraskin is a member and the provisioning of use of teleconferencing and server equipment by one or another of the Company’s subsidiaries to PCS Corp. (doing business as TalkShoe.com), which Mr. Nelsen founded and of which he is Chief Executive Officer; those services that the Company’s subsidiaries are provisioning to PCS Corp. are available from the Company’s subsidiaries to business customers on a non-discriminatory basis.

Item 14.	Principal Accountant Fees and Services

The following table presents the aggregate fees billed to the Company by KPMG LLP (KPMG) for services in 2006 and 2005:

	2006	2005
Audit Fees	$527,275	$464,000
Audit Related Fees	0	0
Tax Fees	47,500	27,600
All Other Fees	0	0

Total Fees	$574,775	$491,600

In the above table, in accordance with the definitions and rules of the Securities and Exchange Commission, “Audit Fees” are fees the Company paid KPMG for professional services for the audit of the Company’s consolidated financial statements included in its Form 10-K and review of financial statements included in the Company’s Form 10-Qs, for the audit of the Company’s internal control over financial reporting, for the attestation of management’s report on the effectiveness of internal control over financial reporting, and fees for services that are normally provided by independent accountants in connection with statutory and regulatory filings or engagements, such as audit services related to the issuance of compliance audit reports to the Rural Utilities Service for a subsidiary of the Company as required by the subsidiary’s debt covenants. “Tax Fees” consist of fees for services rendered by KPMG in association with the preparation of the Company’s income tax returns and tax consultation.

Pre-Approval of Services of Independent Auditors

The Audit Committee adopted during 2003 policies and procedures for pre-approving all non-audit work performed by KPMG. All additional work outside the scope of the audit and tax engagement letters (which are annually reviewed and approved by the Audit Committee) must be pre-approved by the Audit Committee. The Audit Committee also considers whether the providing of non-audit services is compatible with maintaining KPMG’s independence and concluded for 2006 and 2005 that it was.

No fees paid to KPMG during 2006 were paid under the de minimis exception to the general requirement for Audit Committee pre-approval of certain non-audit services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents of the Registrant and its subsidiaries are filed as part of this report:

3.	Exhibits – Exhibit Index for Form 10-K/A. Amendment No. 1 to Annual Report on Form 10-K.

Exhibit No.	Subject	Applicability
(31(i).1)	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31(i).2)	Certification of Senior Vice President and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.1)	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.2)	Certification of Senior Vice President and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2007	NORTH PITTSBURGH SYSTEMS, INC.

	By:	/S/ ALLEN P. KIMBLE
Allen P. Kimble
Senior Vice President and
Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HARRY R. BROWN Harry R. Brown	Director, President and Chief Executive Officer	April 30, 2007

/S/ ALLEN P. KIMBLE Allen P. Kimble	Director, Senior Vice President and Chief Financial and Accounting Officer	April 30, 2007

/S/ CHARLES E. COLE Charles E. Cole	Director	April 30, 2007

/S/ FREDERICK J. CROWLEY Frederick J. Crowley	Director	April 30, 2007

/S/ STEPHEN G. KRASKIN Stephen G. Kraskin	Director	April 30, 2007

/S/ DAVID E. NELSEN David E. Nelsen	Director	April 30, 2007

/S/ CHARLES E. THOMAS, JR. Charles E. Thomas, Jr.	Director and Chairman of the Board of Directors	April 30, 2007