Form 10-Q
period 2007-03-31
NORTH PITTSBURGH SYSTEMS INC
filed 2007-05-10
CIK 764765

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of May 7, 2007 was 15,005,000.

PART I

FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

North Pittsburgh Systems, Inc.:

We have reviewed the condensed consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries (the Company) as of March 31, 2007, the related condensed consolidated statements of income for the three-month periods ended March 31, 2007 and 2006, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Pittsburgh, Pennsylvania
May 10, 2007

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(Amounts in Thousands – Except Per Share Data)

	For the Three Months Ended March 31
	2007	2006
Operating revenues:
Local network services	$6,961	$7,671
Long distance and access services	14,053	15,553
Directory advertising, billing and other services	334	343
Other operating revenues	3,075	3,156

Total operating revenues	24,423	26,723

Operating expenses:
Network and other operating expenses (exclusive of depreciation and amortization shown separately below)	14,496	15,191
Depreciation and amortization	3,509	3,126
State and local taxes	1,004	1,078
Curtailment and special termination benefit expenses	6,468	—

Total operating expenses	25,477	19,395

Net operating income (loss)	(1,054)	7,328

Other income (expense), net:
Interest expense	(310)	(359)
Interest income	611	585
Equity income of affiliated companies	2,261	2,068
Sundry expense, net	(23)	(34)

Total other income (expense), net	2,539	2,260

Income before income taxes	1,485	9,588

Provision for income taxes	635	4,002

Net income	$850	$5,586

Weighted average common shares outstanding	15,005	15,005

Basic and diluted earnings per share	$.06	$.37

Dividends per share	$.20	$.19

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) March 31 2007	Dec. 31 2006
ASSETS
Current Assets:
Cash and temporary investments	$51,171	$49,518
Marketable securities available for sale	554	559
Accounts receivable:
Customers, net of allowance for doubtful accounts of $547 and $583, respectively	5,046	5,500
Access services, settlements and other	5,265	5,814
Unbilled revenues	222	261
Prepaid expenses	2,367	869
Inventories	1,857	1,848
Deferred income taxes	770	890

Total current assets	67,252	65,259

Property, plant and equipment:
Land	475	475
Buildings	15,816	15,716
Equipment	222,771	219,778
Assets held under capital lease	10,498	10,498

	249,560	246,467

Less accumulated depreciation and amortization	177,913	174,798

	71,647	71,669

Construction in progress	2,784	3,683

Total property, plant and equipment, net	74,431	75,352

Investments	15,729	15,446
Intangible asset, net	121	128
Deferred income taxes	1,635	—
Other assets	1,206	1,248

Total assets	$160,374	$157,433

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) March 31 2007	Dec. 31 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,085	$3,085
Obligation under capital lease	983	965
Accounts payable	2,928	3,447
Advance billings	1,996	2,028
Dividend payable	3,001	3,001
Other accrued liabilities	2,666	2,865
Federal and state income taxes	4,650	3,424
Accrued pension and postretirement benefits	1,163	696

Total current liabilities	20,472	19,511

Long-term debt	14,656	15,427
Obligation under capital lease	2,540	2,790
Deferred income taxes	—	2,234
Accrued pension and postretirement benefits	23,150	15,481
Other liabilities	1,284	694

Total liabilities	62,102	56,137

Shareholders’ equity:
Capital stock: authorized 50,000 shares:
Common stock, par value $0.15625; issued 15,040 shares and outstanding 15,005 shares	2,350	2,350
Preferred stock, par value $1.00; none issued	—	—
Capital in excess of par value	2,215	2,215
Retained earnings	99,374	101,525
Less cost of treasury stock (35 shares)	(508)	(508)
Accumulated other comprehensive loss	(5,159)	(4,286)

Total shareholders’ equity	98,272	101,296

Total liabilities and shareholders’ equity	$160,374	$157,433

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Three Months Ended March 31
	2007	2006
Cash from operating activities:
Net income	$850	$5,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,509	3,126
Equity income of affiliated companies	(2,261)	(2,068)
Curtailment and special termination benefits	6,468	—
Deferred income taxes	(3,130)	(260)
Changes in assets and liabilities:
Accounts receivable and unbilled revenues	1,042	851
Inventories	(9)	(41)
Prepaid expenses and other assets	(1,456)	(1,129)
Accounts payable and advance billings	(551)	(646)
Other accrued liabilities	391	(524)
Accrued pension and postretirement benefits	181	(1,406)
Federal and state income taxes	1,226	2,367
Other, net	23	11

Total adjustments	5,433	281

Net cash provided by operating activities from continuing operations	6,283	5,867

Cash used for investing activities:
Expenditures for property and equipment	(2,604)	(3,403)
Distributions from affiliated companies	1,978	1,766

Net cash used for investing activities from continuing operations	(626)	(1,637)

Cash used for financing activities:
Cash dividends	(3,001)	(2,851)
Payments of capital lease obligation	(232)	(219)
Retirement of debt	(771)	(771)

Net cash used for financing activities from continuing operations	(4,004)	(3,841)

Cash provided by continuing operations	1,653	389

Cash provided by discontinued operations:
Cash provided by operating activities from discontinued operations	—	132

Net cash provided by discontinued operations	—	132

Net increase in cash and temporary investments	1,653	521

Cash and temporary investments at beginning of period	49,518	55,567

Cash and temporary investments at end of period	$51,171	$56,088

Supplemental disclosure of cash flow information:
Interest paid	$314	$363
Income taxes paid	$1,778	$1,895

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in Thousands Except Per Share Data)

(1)	Basis of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by North Pittsburgh Systems, Inc. (hereafter referred to as the Registrant, the Company, NPSI, we, us or our), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Company’s wholly owned subsidiaries, North Pittsburgh Telephone Company (North Pittsburgh), Penn Telecom, Inc. (Penn Telecom) and Pinnatech, Inc. (Pinnatech). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments necessary to present fairly the results of operations for the interim periods have been reflected. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K) filed with the Securities and Exchange Commission.

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

	For the Three Months Ended March 31
	2007	2006
Net income	$850	$5,586
Unrealized gain (loss) on marketable securities including reclassification adjustments, net of tax	(3)	4
Pension liability adjustment, net of tax	(927)	—
Amortization of prior service costs and recognized actuarial losses included in net income, net of tax	57	—

Comprehensive income (loss)	$(23)	$5,590

(3)	Postretirement Benefits

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

Effective December 31, 2006, the Company amended the Pension Plan to freeze the benefit accruals for participants not covered by the collective bargaining agreement. Concurrent with the benefit freeze under the Pension Plan, the Company amended the North Pittsburgh 401(k) plan to enhance the Company’s contribution formula for those North Pittsburgh employees not covered by the collective bargaining agreement.

North Pittsburgh also has a nonqualified supplemental pension plan (Restoration Plan) covering certain former and current employees. The Restoration Plan restores the benefits that are precluded under the Pension Plan by Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans and by the exclusion of bonus and certain other compensation from the Pension Plan’s definition of earnings. Concurrent with the benefit freeze under the Pension Plan, the Restoration Plan was amended to provide the benefit amounts that would be payable to the Restoration Plan’s participants if the Pension Plan had not been amended to freeze benefit accruals as of December 31, 2006. The amendment to the Restoration Plan also froze eligibility for participation in the Restoration Plan to those persons participating in it as of December 31, 2006. The combined costs and obligations associated with the Pension Plan and Restoration Plan are reflected in the “Pension Benefits” columns of the table that follows.

Eligible retirees of North Pittsburgh are provided health care benefits under an unfunded plan until the retiree reaches Medicare eligibility (currently 65 years of age) and life insurance benefits based on a specified percentage of preretirement salary until the retiree reaches the age of 65, at which time the coverage is limited to $5. The costs and obligations associated with these plans are reflected in the “Other Postretirement Benefits” columns of the table that follows.

Components of Net Periodic Benefit Cost:

The following table summarizes the components of net periodic benefit cost:

	Pension Benefits Three Months Ended March 31		Other Postretirement Benefits-Three Months Ended March 31
	2007	2006	2007	2006
Service cost	$235	$394	$68	$93
Interest cost	780	792	159	179
Expected return on plan assets	(984)	(884)	—	—
Amortization of prior service cost	53	34	1	1
Recognized actuarial loss	17	118	26	78

Net periodic benefit cost	$101	$454	$254	$351

Additional expense due to curtailment and special termination benefits	$2,869	$—	$3,599	$—

The additional expense due to curtailment and special termination benefits was a result of the voluntary early retirement incentive program that extended through March 31, 2007 at our North Pittsburgh subsidiary. This program and the associated workforce reduction and business restructuring is described in more detail in Note 7 of these Notes to Condensed Consolidated Financial Statements.

Employer Contributions:

Because of the elective tax-deductible contributions made by North Pittsburgh from 2003 through 2006, the above average returns of the Pension Plan’s assets over the course of the past several years and the freezing of benefit accruals for non-bargaining unit employees effective December 31, 2006, no minimum contribution is required for the Pension Plan in 2007 because North Pittsburgh has a $6,900 funding credit. With the recent completion of the voluntary early retirement incentive program that extended through March 31, 2007, we will re-evaluate the funded status of the Pension Plan at a later point in 2007 in order to determine what amount of contribution, if any, will be made during 2007.

Contributions for the other postretirement benefit plans are made on a pay-as-you-go basis, with total contributions of $173 having been made during the three-month period ended March 31, 2007. The $173 of contributions for the first quarter of 2007 were in line with the expected annual contributions of $692 disclosed in the Company’s 2006 Form 10-K.

(4)	Transactions with Related Parties

During the three-month periods ended March 31, 2007 and 2006, we paid $110 and $46 respectively, to the law firms of two members of the Board of Directors for various legal services As of March 31, 2007, we had amounts outstanding of $122 to the law firms.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard Communications, LLP (Boulevard), a competitive access provider jointly owned by us and a company in the Armstrong Holdings group of companies. Total revenues recognized from providing services to Boulevard were approximately $6 and $6, and total expenses incurred from receiving services from Boulevard were approximately $24 and $41, for the three-month periods ended March 31, 2007 and 2006, respectively. The amounts outstanding from and/or due to Boulevard were negligible as of March 31, 2007.

(5)	Income Taxes

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards Board Statement No. 109” (FIN 48), on January 1, 2007. The adoption of FIN 48 resulted in no cumulative effect adjustment to our beginning retained earnings.

Our liability for uncertain tax positions was $742 as of January 1, 2007, the date of the adoption of FIN 48. This amount consisted of $511 of unrecognized tax benefits and $231 of accrued interest and penalties. All elements of the unrecognized tax benefits, if eventually recognized, would result in a reduction to our effective tax rate. The entire liability for uncertain tax positions of $763 as of March 31, 2007, which consisted of the $742 balance existing at January 1, 2007 and $21 of interest recorded during the three-month period ended March 31, 2007, is reported in other liabilities (non-current) in the Condensed Consolidated Balance Sheets included in this Part 1, Item 1 in this Form 10-Q. Consistent with the provisions of FIN 48, we reclassified the $742 of income tax liabilities that existed at December 31, 2006 from a current to a non-current liability because any related payment of cash is not anticipated within one year of the balance sheet date.

In accordance with the Company’s accounting policy, accrued interest and penalties related to uncertain tax positions are recorded as a component of income tax expense. As of January 1, 2007, $231 was included in the liability for uncertain tax positions for the possible payment of interest and penalties.

We file income tax returns, including returns for our subsidiaries, in the U.S. federal jurisdiction and Pennsylvania tax jurisdiction. The periods subject to examination for the Company’s federal income tax returns are the 2003 through 2006 tax years. The periods subject to examination for the Company’s Pennsylvania income tax returns are the 2002 through 2006 tax years.

Approximately $133 of the liability for unrecognized tax benefits at March 31, 2007 relating to distributions from investments are affected by statutes of limitation that expire within the next twelve months.

(6)	Discontinued Operations

During the fourth quarter of 2005, Penn Telecom executed an agreement to sell its business telecommunications equipment operations (business systems). These operations engaged primarily in selling and maintaining business telecommunications equipment, more specifically, Nortel key systems and private branch exchanges. Upon closing of the transaction on December 30, 2005, Penn Telecom received $31 in cash and a $247 promissory note issued by the purchaser. As the $247 promissory note did not bear any interest, the Company recorded the original book value of the note receivable to be $229, with the $18 differential from the face value of the note recorded as imputed interest income as earned.

Installment payments on the promissory note of $34, $71, $71 and $71 were received by Penn Telecom in April, June, September, and December of 2006, respectively. The $132 of cash provided by operating activities from discontinued operations for the three-month period ended March 31, 2006, as reported on the Condensed Consolidated Statements of Cash Flows included in this Part I, Item 1 in this Form 10-Q, consisted of the collection of business systems customer accounts receivable of $234 offset partially by the payment of $102 of business systems obligations outstanding at December 31, 2005. The customer accounts receivable collected were not assigned as part of the asset purchase agreement.

(7)	Workforce Reduction and Business Restructuring

On November 15, 2006, we announced an amendment to the North Pittsburgh Pension Plan that froze benefit accruals for non-union participants in the Pension Plan effective December 31, 2006. Concurrently, we also announced a voluntary early retirement incentive program for eligible non-union participants in the Pension Plan. This early retirement incentive program extended through March 31, 2007. This incentive program enhanced a participant’s retirement benefit calculation by adding three additional years of service to the participant’s actual service. In addition, for purposes of determining early retirement eligibility and any reduction for early benefit commencement, three years were added to both the age and years of service of the Pension Plan participant who elected to take advantage of the early retirement incentive program. Of the 45 eligible participants, 40 employees elected to retire and receive this enhanced benefit on or before March 31, 2007.

We completed a re-measurement of our Pension Plan and postretirement healthcare and life insurance plans at March 31, 2007, and we recorded $6,468 in curtailment and special termination benefit expenses associated with the early retirement incentive program. Cash flows from operations were not impacted by these charges during the first quarter of 2007 because there were no cash severance or lump sum benefit options or enhancements associated with the voluntary early retirement incentive program. We estimate immediate ongoing annual cost savings of approximately $2,600 as a result of this program and corresponding reduction in personnel, with an ultimate annual cost savings of approximately $3,300 once fully phased-in. The difference between the immediate cost savings and the fully phased-in cost savings reflects our anticipation of incurring some costs for temporary part-time help, outside contractors and overtime during a transition in which the Company restructures to absorb the workload associated with those 40 employees who retired as part of the voluntary early retirement incentive program.

In addition to the 45 eligible employees in the Pension Plan, there were 6 qualifying participants in North Pittsburgh’s Restoration Plan, all of whom are executive officers. The Restoration Plan was amended to extend the same voluntary early retirement incentive program to Restoration Plan participants, with the only difference being that the qualifying participants in the Restoration Plan have until March 31, 2008 to retire under the program. As of the date of this Form 10-Q report, no qualifying participants in the Restoration Plan have elected to retire under this early retirement incentive program. We therefore currently do not know how many, if any, of the eligible Restoration Plan participants will elect to retire under this early retirement incentive program, and we therefore are unable to determine the one time costs, if any, associated with this early retirement incentive program for qualifying participants of the Restoration Plan or the potential ongoing annual savings, if any, that may result from any potential related reduction in personnel.

(8)	Contingency

On October 23, 2006, Verizon Pennsylvania, Inc., along with a number of its affiliated companies, filed a formal complaint with the Pennsylvania Public Utility Commission (PA PUC) claiming that Penn Telecom’s intrastate switched access rates are higher than those of the Incumbent Local Exchange Carrier (ILEC) in the corresponding service area and therefore are in alleged violation of a new Pennsylvania statute. The provision that Verizon cites was enacted as part of Pennsylvania’s Act 183 of 2004. The current tariffed Penn Telecom switched access rates were filed and reviewed by the PA PUC and permitted to go into effect prior to the passage of that new statute. Consequently, we believe that Penn Telecom’s current rates were Commission permitted rates prior to enactment of the new legislation and therefore are grandfathered in place. Further, the Act 183 provisions allow Competitive Local Exchange Carrier (CLEC) rates to be higher than the corresponding ILEC’s rates so long as the CLEC can demonstrate that the higher access rates are cost justified. We have engaged a consulting firm to develop a study of Penn Telecom’s costs of providing intrastate access services and have submitted that study as part of our evidentiary presentation in the Verizon proceeding before the PA PUC. We believe that the cost study demonstrates that the current Penn Telecom rates are indeed cost justified. However, the PA PUC has not yet determined a cost study methodology for use in supporting CLEC intrastate switched access rates in general, and it is therefore unknown at this time whether the PA PUC will approve the cost study methodology used by Penn Telecom to support its intrastate access rates. Verizon’s original claim requested a refund of $480 from access billings through August 2006. In a letter dated January 30, 2007, Verizon notified Penn Telecom that it was revising its complaint to reflect a more current alleged over-billing calculation that resulted in a revised claim of $1,346 through December 2006, which claim includes amounts from certain affiliates that had not been included in the original calculation. Based solely on our interpretation of the Verizon complaint and the underlying methodologies and calculations used by Verizon in arriving at their $1,346 claim through December 2006, we estimate that such amount of claim would be approximately $1,490 as of March 31, 2007. We believe that Penn Telecom’s switched access rates are permissible, and we will vigorously fight this complaint. In the event we are not successful in this proceeding, Penn Telecom’s operations could be materially adversely impacted by not only the refund sought by Verizon but more importantly by the prospective decreases in access revenues resulting from the change in its intrastate access rates, which would apply to all carriers on a non-discriminatory basis. We preliminarily estimate that the decrease in our annual revenues would be approximately $1,200 on a static basis (meaning keeping access MOUs constant) if Verizon were to prevail completely in its complaint.

Penn Telecom is not alone in having intrastate access rates that are higher than those of the ILEC in the corresponding service area in which the CLEC operates. A number of CLECs in the state of Pennsylvania have intrastate access rates in excess of their respective incumbents’. In February of 2007, Verizon filed a similar formal complaint with the PA PUC against another of Pennsylvania’s largest CLECs.

Verizon and its affiliated companies have continued to pay all amounts billed by Penn Telecom, including the disputed amounts. As such, except for invoices that may be outstanding in the normal course of business on customary thirty-day payment terms, there are no amounts contained in our accounts receivable balance as of March 31, 2007 related to this dispute. In addition, as it is currently our belief that Penn Telecom’s access rates are justified, we have not established an accrued liability related to Verizon’s claim. In the event that we are not successful in this proceeding, we may be required to record reductions in revenue in subsequent periods for all or part of the amount of Verizon’s outstanding claim as of March 31, 2007. Furthermore, if we are not successful in this proceeding, there exists a risk that other carriers may file against us claims similar to those of Verizon, and we may ultimately be liable for amounts in excess of the $1,346 claimed through December 2006 ($1,490 estimated through March 2007) solely by Verizon and its affiliated companies.

(9)	Accounting Changes and Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and early application is allowed under certain circumstances. The Company is currently evaluating the impact, if any, SFAS No. 159 may have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact, if any, SFAS No. 157 may have on the Company’s consolidated financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either on a gross basis – that is, including the taxes within revenue – or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for financial reports for interim periods and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 on January 1, 2007. The Company collects various taxes that fall under the scope of EITF 06-3 on services provided and is accounting for and reporting them on a net basis.

The Company adopted FIN 48 on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. In May 2007, the FASB released FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Please refer to Note 5 in these Notes to Condensed Consolidated Financial Statements for additional information, including the effects of adoption of FIN 48 on the Company’s consolidated financial statements.

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

We also refer you to the section titled “Risk Factors” under Item 1A of our 2006 Form 10-K for additional discussions concerning items which pose risks and uncertainties that could affect our future results.

Overview

We are a telecommunications company with annualized revenues of approximately $100 million. Our original core business, which dates back to 1906, consisted primarily of providing telecommunications services in our ILEC territory, which today covers approximately 285 square miles and is located north of the City of Pittsburgh, Pennsylvania. In 1995, as the Internet was still in its relatively early stages, we purchased a small Internet Service Provider (ISP) as a segue into that area of the communications marketplace. During 1999, we began to expand our business beyond our ILEC territory via a CLEC edge-out strategy. In addition, from 1997 through 2001, we invested approximately $83 million in our ILEC territory to upgrade the majority of our network and to deploy a Carrier Serving Area (CSA) architecture in order to allow us to offer advanced broadband products. Starting in 2006 we began expanding on this CSA architecture by deploying fiber even deeper into our ILEC network, thereby allowing us to significantly upgrade our data products and services.

Today, the investments that we have made to develop our Internet related products, to expand our business via our edge-out strategy and to modernize our network for advanced broadband products have provided the majority of our new sources of revenue. The great majority of our revenues are generated based on services with monthly recurring fees and are therefore not subject to large short-term fluctuations.

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

North Pittsburgh Telephone Company

North Pittsburgh, our ILEC, was founded in 1906 and operates in an approximately 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. As of March 31, 2007, we served 61,546 business and residential access lines in our ILEC territory. Over the past decade, our ILEC territory has experienced very robust population growth due to the continued expansion of suburban communities into our serving area, with the southernmost point of our territory only 12 miles from the City of Pittsburgh. Growth in business activity in our ILEC territory has accompanied the population growth.

Compared to other ILECs, the majority of which serve territories that are very rural, our ILEC benefits from the favorable demographics associated with the population and business growth that has accompanied the continued development of suburban communities north of the City of Pittsburgh. These favorable demographics, however, also put our ILEC in a much more competitive situation than many of its peers due to the fact that our competitors also view these demographics to be an attractive market. The national wireless companies have built robust networks that cover the majority of our ILEC territory. In addition, the two cable companies that overlay the majority of our territory each launched, in 2006, aggressive triple play packages of voice, video and broadband service. In general, these cable companies have very modernized networks, a high percentage of homes passed and a high penetration rate for their video services. The launch of voice offerings by our cable competitors has been the primary cause for the acceleration in our access line attrition from a loss of 1,898 lines, or 2.6%, during 2005 to an access line loss of 7,092, or 10.1%, during 2006. For the first quarter of 2007, we experienced a 1,771 decrease in ILEC access lines. This rate of access line loss has decreased on a sequential quarterly basis from the 3,030 access lines lost in the fourth quarter of 2006, which was the first full quarter in which our cable competitors had local number portability. Although we expect that the ILEC access line loss rate experienced in the fourth quarter of 2006 will not be representative of the ILEC access line loss rate for 2007, the loss rate will most likely still be significantly higher than we have historically experienced prior to the entrance of our cable competitors into the telephony market in 2006. CLECs are not a significant competitive factor at the present time due to some of the protections still granted to our ILEC as a rural company, but CLECs more likely than not will become a larger competitive force in the future as some of the regulatory barriers to entry will most likely diminish. Even Verizon, which has core properties to the south and west of our ILEC territory, has become a competitive force as a result of its recent acquisition of MCI, which has CLEC authority in many parts of the state of Pennsylvania, including our ILEC territory.

North Pittsburgh operates a 100% digital switching network, comprised of nine central offices and 86 CSAs. The core of the network consists of two main host switches, a Nortel DMS 500 and a Nortel DMS 100. Our CSA architecture, in which nearly all loop lengths are kept to 12,000 feet or less, has enabled us to provide Digital Subscriber Line (DSL) service to 100% of our access lines. In addition, we have deployed fiber optic cable extensively throughout the network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links as well as the majority of business parks within our ILEC serving area. During 2006, we embarked on a capital construction project to further deploy fiber closer to the homes and businesses that we serve. Approximately 70% of our addressable access lines now have fiber provisioned to within 5,000 feet. We are continuing our fiber deployment in 2007 and expect to have fiber built to within 5,000 feet of over 95% of our addressable access lines by the end of 2007. This deployment of fiber will allow us to deploy a DSL product with speeds ranging between 20 to 25 megabits per second, a substantial increase over our current maximum speed of 3 megabits per second. We expect to deploy this new product in one of our eight ILEC exchanges during the second quarter of 2007 and to continue the deployment into our other exchanges over the course of the next twenty-four months. During 2006, we also upgraded our data transmission network to a gigabit Ethernet backbone using a Multiple Protocol Label Switching (MPLS) network that will more efficiently and effectively handle the increased bandwidth demands of our network, especially our next-generation DSL products as well as our business class Ethernet offerings. We believe that these investments will enable us to offer products and services that will satisfy the growing customer demand for broadband and multi-megabit services, which we believe is a key factor for our future success.

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

Our sales strategy in our edge-out markets has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and healthcare facilities, offering local and long distance voice services as well as broadband services including DSL and multi-megabit metro Ethernet. Our fiber-based network, comprised of multiple rings, enables us to compete against Verizon and other CAPs to offer high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other CLECs. We have also deployed an MPLS network to handle the core routing and transport of our metro Ethernet in the First Mile products, as it provides a much more efficient method of aggregating, transporting and managing our Ethernet offerings. As of March 31, 2007, Penn Telecom served 42,855 access lines and 23,399 access line equivalents1, for a grand total of 66,254 equivalent access lines.2 Over the course of the last twelve months, Penn Telecom has added 2,037 access lines and 2,783 access line equivalents.

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

Employees

At March 31, 2007, the Company, through all of its subsidiaries, employed 343 persons. Approximately 29% of the Company’s employees are covered under collective bargaining agreements. In October 2004, North Pittsburgh’s bargaining employees ratified a new labor contract with the Communications Workers of America (CWA) that will remain in effect until September 30, 2007. Also, in September 2005, Penn Telecom’s bargaining employees ratified a new labor contract with the CWA that will remain in effect until August 31, 2008.

Additional Information

For a more complete understanding of our business, industry, principal services rendered, properties and other interests, we suggest you read our 2006 Form 10-K. There have been no significant changes in the mode of conducting business or the properties owned by the Company or its subsidiaries since the filing of that Form 10-K report. Current updates to the regulatory environment under which our subsidiaries operate can be found below in the “Regulatory Environment” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Industry Dynamics

The overall structure of the telecommunications industry has been rapidly changing. There has been consolidation among the largest companies, with the two largest IXCs (AT&T and MCI) being acquired by SBC (newly renamed AT&T) and Verizon, respectively. The new AT&T subsequently purchased BellSouth, which resulted in consolidation of both wireline and wireless assets. The wireless sector has also been consolidating, spurred by the Sprint-Nextel combination and the subsequent acquisitions of many of the former Sprint and Nextel independent affiliates. The telecommunications industry is also being greatly impacted by the emergence of new entrants into the market, such as cable companies that are offering triple play packages of voice, video and broadband services.

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

Regulation and Competition

The telecommunications industry has been greatly impacted by the passage of the Telecommunications Act of 1996 (the 1996 Act), which was the legislative instrument that opened the industry to significantly greater competition. The degree and pace at which markets have been experiencing competition have varied, with most of the original regulatory barriers to entry removed in the markets served by the country’s largest local exchange carriers, also referred to as the Regional Bell Operating Companies (RBOCs). Smaller rural companies, such as our ILEC, North Pittsburgh, were given regulatory relief in the form of exemptions and temporary suspensions from many of the competitive portions of the 1996 Act in order to allow state regulators sufficient time to examine the public policy implications of allowing competition in rural areas and, if deemed in the public interest, to allow smaller companies to gradually prepare for competition and to restructure rates. Although we still maintain in our ILEC territory some of the regulatory protections against non-facilities based competition, we expect that over time these protections will be reduced or entirely eliminated.

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

Highlights and Outlook

Net income for the first quarter of 2007 was $850, or $.06 per share, as compared to $5,586, or $.37 per share, for the first quarter of 2006. As discussed in more detail in Note 7 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q, we recorded $6,468 in curtailment and special termination benefit expenses during the first quarter of 2007 that were associated with the election of 40 employees to retire under the voluntary early retirement incentive program that was in place through March 31, 2007 at our North Pittsburgh subsidiary. On an after tax basis, the curtailment and special termination benefit expenses resulted in a $3,784 decrease in net income recorded for the first quarter of 2007. The remainder of the decrease in net income was primarily attributable to the decline in revenues discussed below.

Revenues for the first quarter of 2007 decreased $2,300, or 8.6%, from the first quarter of 2006. Revenues were negatively affected by an increase in competition experienced in our ILEC territory, as the two main cable companies whose service areas overlap the majority of our ILEC territory launched their own proprietary voice services in the beginning of 2006. Over the past twelve-month period, we experienced a 7,641, or 11.0%, access line decrease in our ILEC territory. The addition of 2,037 access lines in our CLEC edge-out markets over that same twelve-month period was not enough to offset the loss of access lines in our ILEC market, resulting in a $437 decrease in local dial tone revenues during the first quarter of 2007. The effect of competition, however, has been more pronounced on our toll revenues, as we have experienced a $489 decrease in such revenues in the first quarter of 2007 over the prior year comparable quarter. We have been aggressive in promoting newer calling plans with either unlimited or flat rate toll at different tiered minute of use (MOU) levels in order to match competitive offerings. By doing so, we have actually been very successful in winning customers in our ILEC territory from the traditional IXCs, although this is detrimental in the short-term to our originating access revenues. In addition, we have been aggressive in marketing these newer plans to our existing toll customers, who may have been on higher rated calling plans. As a result of the combination of winning toll customers away from the traditional IXCs and the conversion of existing customers on higher rated plans, we have experienced an approximate 6,300 subscriber line increase to our unlimited packaged plan, 1000 anytime minutes plan and 250 anytime minutes plan in our ILEC territory. These plans, however, have been aggressively priced to compete with plans marketed by our competitors, such as wireless carriers, VoIP providers and the two main cable companies in our ILEC territory. For instance, in 2005, we charged over $55.00 on average for the individual services that now comprise our unlimited calling plan (local dial tone, toll and enhanced features). Today, we have priced our unlimited calling plan at $39.95, with a six-month promotional price of $29.95 (as a stand-alone service) or $19.95 (when combined with DSL). Although our proactive approach to signing up customers to these newer priced plans most likely has resulted in an acceleration of our revenue decrease in the short-term, we believe that these customers will have less incentive to switch to one of our competitors’ offerings in the future and that our strategy will ultimately prove beneficial to our long-term results, especially when considering the other revenue sources (such as local dial tone revenues, access revenues and Universal Service Fund (USF) revenues) that we lose if a customer switches to a competitor.

In addition, access revenues have decreased from the prior year comparable period, mostly due to a decrease in overall access MOUs on our network and from a decrease in revenues recognized from the National Exchange Carrier Association (NECA) pool in which our ILEC, North Pittsburgh, participates. Broadband growth has been a bright spot, although the $156 increase in such revenues during the first quarter of 2007 over the prior year comparable period was not enough to offset the impact of the above-mentioned effects of the decreases in local dial tone, toll and access revenues.

For the remainder of 2007, we believe that revenues will continue to trail those amounts earned during the comparable 2006 periods due to multiple factors. First, as discussed in more detail in the “Regulatory Environment” section below in this Item 2 in this Form 10-Q, interstate revenues for our ILEC will be negatively impacted by both the normal modifications to the NECA average schedule formulas as well as the structural changes to those formulas that were made with the recent NECA tariff filing for the July 1, 2006 through June 30, 2007 period as well as potentially from the proposed modifications to the average schedule formulas for the July 1, 2007 through June 30, 2008 period. Second, as noted above, we recently have seen competition intensify in our ILEC market as the two cable companies that overlap the majority of our incumbent market have recently launched and are heavily promoting their proprietary telecommunications offerings. Our ILEC continues to enjoy several forms of regulatory protection regarding non-facilities based competition, and the entry into our market by the cable companies marks the first main thrust of competition from non-wireless service providers, other than the competition we have experienced in the past and continue to experience from facilities based CAPs competing for larger business customers. We have also begun to experience some competition from CLECs, as several have recently negotiated interconnection agreements and have begun to offer services to customers within our ILEC’s territory. For the first quarter of 2007, access lines in our ILEC territory decreased by 1,771, which represented a 42% decline in the access line loss rate from the 3,030 access lines lost in the fourth quarter of 2006, our highest recorded quarterly loss of access lines. The fourth quarter of 2006 was the first full quarter that number portability was available to our cable competitors. Although we expect that our ILEC access line loss rate experienced in the fourth quarter of 2006 will not be representative of the ILEC access line loss rate for 2007, the loss rate will most likely still be significantly higher than we historically experienced prior to the entrance of our cable competitors into the telephony market in 2006. In addition, pricing pressures are anticipated to continue for the majority of the products and services that we provide.

We expect that new revenue generation will continue to be driven by the addition of new customers in our edge-out markets, by the introduction of new products and services and by further broadband penetration. The capital investments that we have made in 2006 and continue to make in 2007 to push fiber deeper into our ILEC network will allow us to deploy our next generation DSL product during 2007. We have been achieving speeds ranging from 20 to 25 megabits per second in our current trials of that product, and we anticipate launching the new broadband service on a broader base in one of our eight exchanges in the second quarter of 2007, with additional deployments during the second half of 2007 and throughout 2008. For a period of time, this product should give us an important differentiating factor from the broadband products offered by our cable competitors because our product is approximately three times faster than our competitors’ products. In addition, we have seen robust growth in our multi-megabit metro Ethernet product, which we expect will continue throughout 2007. We will continue to focus to an even greater extent on bundled product offerings, which we anticipate will continue to drive value to our customers and serve as a tool for retention of our existing customer base. We have also introduced a business grade VoIP product, which we anticipate will enable us to further penetrate our existing edge-out markets as well as allow us to expand into adjacent new markets that previously were less attractive from a full facilities based edge-out approach.

With the backdrop of the decreases in revenues resulting from the loss of access lines in our ILEC territory and the negative developments we have been experiencing with respect to our access revenues, we have been working diligently on expense reduction initiatives. First, during 2006, we restructured our healthcare plans, which once restructured, were put through a competitive bidding process with various healthcare providers. As a result, our overall costs associated with our healthcare plans for active employees decreased by approximately $900 on an annualized basis, effective with the plans’ years beginning January 1, 2007. Second, we restructured the postretirement benefit plans at our North Pittsburgh subsidiary by amending North Pittsburgh’s Pension Plan to freeze the future pension benefit accrual effective December 31, 2006 for those employees not covered by the collective bargaining agreement. The freezing of the benefit accrual was partially offset by an enhanced formula for employer contributions into the North Pittsburgh 401(k) plan. As a result of the net effects of the amendments to the Pension Plan and 401(k) plan, the positive impact of the Pension Plan’s 14% return on plan assets experienced in 2006, and the positive impact experienced in our postretirement healthcare plan from the aforementioned decrease in healthcare costs effective January 1, 2007, our costs associated with postretirement benefits decreased by approximately $400 in the first quarter of 2007 over the prior year comparable period (exclusive of the one-time charges associated with the early retirement incentive program discussed immediately below). Finally, as discussed in more detail in Note 7 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q, we implemented a voluntary early retirement incentive program for certain eligible non-union employees of North Pittsburgh through March 31, 2007. There were 40 employees who elected to retire under the voluntary early retirement incentive program, and we recorded $6,468 in curtailment and special termination benefit expenses associated with those retirements and a corresponding re-measurement of the North Pittsburgh Pension Plan and postretirement healthcare and life insurance plans. Cash flows from operations were not impacted by these charges during the first quarter of 2007 because there were no cash severance or lump sum benefit options or enhancements associated with the voluntary early retirement incentive program. We estimate immediate ongoing annual cost savings of approximately $2,600 as a result of this program and corresponding reduction in personnel, with an ultimate annual cost savings of approximately $3,300 once fully phased-in.

We have benefited from investments we made in the last two decades in three wireless partnerships, all of which today are majority owned and operated by Verizon Wireless. Instead of deploying the majority of our investment capital into forming and operating our own wireless business, in which we would have been at a tremendous disadvantage competing in a market dominated by national carriers with billions of dollars in capital resources, we alternatively invested in three wireless partnerships serving Pittsburgh and other portions of Western Pennsylvania. Total equity income recorded from our investments in the wireless partnerships increased $218 in the first quarter of 2007 over the first quarter of 2006.

Our financial condition and balance sheet have continually improved over the last several years through prudent investment strategies and strong cash flows generated from operating activities. Unlike many telecommunication companies that have substantially leveraged their businesses, we have a greater amount of cash and temporary investments on hand ($51,171 at March 31, 2007) than our total debt outstanding ($17,741 at March 31, 2007). Our financial condition gives us the ability to invest in new products and/or opportunities and the flexibility to continue to evaluate ways to create greater shareholder value, whether through our dividend policy, capital investments, stock repurchases or other investment opportunities.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, included in this quarterly report and with our audited financial statements, and notes thereto, included in our 2006 Form 10-K.

Three Months Ended March 31, 2007 and 2006

Net income for the three-month period ended March 31, 2007 was $850, or $.06 per share, compared to net income of $5,586, or $.37 per share, for the comparable prior year period. The decrease in net income was attributable to the following factors:

Operating Revenues

For the three-month period ended March 31, 2007, total operating revenues decreased $2,300, or 8.6%, from the comparable period in 2006. This decrease was the result of decreases in local network services revenues of $710 (9.3%), long distance and access services revenues of $1,500 (9.6%), directory advertising, billing and other services revenues of $9 (2.6%) and other operating revenues of $81 (2.6%).

Decreases in local network services revenues of $710, or 9.3%, were primarily attributable to the following factors:

•

Local dial tone revenues decreased $437 as a result of total access lines (including CLEC) decreasing by 5,604 lines, or 5.1%, from 110,005 access lines as of March 31, 2006 to 104,401 access lines as of March 31, 2007. More specifically, the total decrease was a result of a 7,641 access line decrease in our ILEC market offset partially by a 2,037 access line increase in our edge-out markets.

•

Enhanced feature revenues (which include revenues from custom calling features such as voicemail, caller ID, call waiting, etc.) decreased $124, mostly as a result of deep discounts offered on these services when a customer subscribes to one of our bundled calling plans. The decline in access lines has also contributed to a decrease in enhanced feature revenues.

•

PRI revenues generated from end-users and the local reciprocal compensation revenues earned from terminating local traffic generated mostly from data PRIs decreased by $79. The consolidation of our ISP customer base, which has led to the elimination of redundant and excess facilities, the general decline in the dial-up Internet market and the migration of some ISP customers to managed host providers have led to the decline in data PRIs and their associated MOUs.

The decrease in long distance and access services revenues3 of $1,500, or 9.6%, was primarily attributable to the following factors:

•	Access revenues decreased $1,073, primarily due to the following factors:

-	During the first quarter of 2007, two items impacted North Pittsburgh’s interstate access revenues recognized from the NECA pool. First, as described in more detail in the “Regulatory Environment” section below in this Item 2 in this Form 10-Q, interstate revenues for North Pittsburgh were negatively impacted by both the normal annual modifications to the NECA average schedule formulas as well as the structural changes to those formulas that were effective July 1, 2006. Revenues for the first quarter of 2007 decreased by approximately $310 as a result of the new average schedule formulas. Second, average schedule formulas are driven by demand data, the most important of which are access lines and interstate access MOUs. In conjunction with the access line and interstate access MOU decreases experienced by North Pittsburgh, its revenue requirement from the NECA average schedules decreased by approximately $290 for the first quarter of 2007, on a static basis (meaning keeping the average schedule formulas constant with those respective formulas in effect during the first quarter of 2006; as such, this $290 decrease is related solely to demand data and is exclusive of the $310 decrease attributable to the change in the average schedule formulas discussed above).

-	We have experienced a decrease in overall access MOUs on our network. Part of the decrease in revenues derived from billing access MOUs to IXCs is due to our cannibalization of originating access MOUs on our ILEC network as a result of our increased penetration of toll subscribers in our ILEC territory. We have been aggressive in promoting calling plans with either unlimited or flat rate toll at different

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

tiered MOU levels and have won many subscribers from traditional IXCs. Although total access lines in our ILEC market decreased by 7,641 lines over the past twelve months, actual toll MOUs generated by our customers in our ILEC market during the first quarter of 2007 increased by approximately 3.5 million MOUs over the prior year comparable period. This results in a shift in revenues received previously in the form of originating access from IXCs to toll revenues received directly from our end-user customers. We estimate that this cannibalization of originating access MOUs accounted for approximately $125 of the decrease in access revenues. Absent this cannibalization, access MOUs decreased by approximately 6%, which is commensurate with the overall 5.1% decrease in aggregate access lines we experienced over the last twelve months in combination with the industry-wide shifting of wireline telephony voice MOUs to wireless and alternative communication technologies such as email, instant messaging and VoIP.

•

Overall toll revenues decreased $489. We have continued to be successful in bundling toll in our edge-out markets (in which the number of access lines grew by 2,037), with nearly an 83% subscription rate. In addition, as mentioned above, we have also been successful in winning customers in our ILEC territory from the traditional IXCs and have been very proactive in an effort to switch our existing toll customers to our newer calling plans. These plans, however, have been aggressively priced to compete with plans marketed by our competitors, such as wireless carriers, VoIP providers and the two main cable companies in our ILEC territory, which have recently launched their own telephone services. Although our proactive approach to signing up customers to these lower priced plans most likely has resulted in an acceleration of our revenue decrease in the short-term, we believe that these customers will have less incentive to switch to one of our competitor’s offerings in the future and that our strategy will ultimately prove beneficial to our long-term results, especially when considering the other revenue sources (such as local dial tone revenues, access revenues and USF revenues) that we lose if a customer switches to a competitor. We do expect, though, that over the short-term our toll revenue will continue to be negatively impacted by our proactive conversion of customers to our newer calling plans and that, over the long-term, pricing pressures on toll will continue to put downward pressure on the average effective revenue per MOU we receive.

Partially offset by:

•

Revenues generated from special access circuits increased approximately $62, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold in our ILEC territory. There has been an increase in trunking from wireless carriers and, with continued business growth in our ILEC territory, an increase in special access circuits ordered by large IXCs to corporate accounts.

The decrease in directory advertising, billing and other services revenues of $9 was not material.

The decrease in other operating revenues of $81, or 2.6%, was primarily due to a decrease in dial-up Internet revenues, decreases in rental revenues from circuits and pole attachments during the first quarter of 2007 and a decrease in web development services, which are project driven and therefore can fluctuate on a quarterly basis. These decreases were partially offset by a $156 increase in DSL and multi-megabit metro Ethernet revenues. Combined DSL lines (both wholesale and retail) sold increased from 14,850 as of March 31, 2006 to 16,260 as of March 31, 2007. Also, our multi-megabit metro Ethernet product, which is currently geared mostly for business applications and can deliver speeds from 1.5 to 100 megabits, has experienced growth.

Operating Expenses and Net Operating Income

For the three-month period ended March 31, 2007 total operating expenses increased $6,082, or 31.4%, from the comparable period in 2006. The change was the result of curtailment and special termination benefit expenses of $6,468 recognized during the first quarter of 2007 and an increase in depreciation and amortization expenses of $383 (12.3%), offset partially by decreases in network and other operating expenses of $695 (4.6%) and state and local taxes of $74 (6.9%).

The $6,468 of curtailment and special termination benefit expenses was a direct result of the election of 40 employees to retire under the voluntary early retirement incentive program that was in place through March 31, 2007 at our North Pittsburgh subsidiary, as discussed in more detail in Note 7 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q.

The increase in consolidated depreciation and amortization expenses of $383, or 12.3%, was predominately due to the growth in our depreciable asset base (gross property, plant and equipment), which grew by $13,150 over the course of the past twelve months. Furthermore, a higher ratio of new additions reflected data-centric equipment, which has shorter useful lives than our average depreciable base.

The decrease in network and other operating expenses of $695, or 4.6%, was primarily due to the following factors:

•

A combined labor and benefit expenses decrease of approximately $800, or 11%, for the three-month period ended March 31, 2007 over the comparable period in 2006. Current benefit expenses were a contributing factor to the decrease, as we experienced decreases in medical insurance premiums of approximately $225 as the result of the restructuring and subsequent competitive bidding of our healthcare plans. Postretirement benefit expenses, as outlined in more detail in Note 3 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q, decreased by approximately $400 (excluding the additional expense due to curtailment and special termination benefits that are classified as a separate line item and are described separately above), first quarter 2007 over first quarter 2006. Wages also declined by approximately $150 as a result of a reduction in headcount, offset partially by the normal year over year wage increases.

Partially offset by:

•	A $150 increase in professional services rendered during the first quarter of 2007, primarily related to increases in legal, auditing and human resources expenses.

The decrease in state and local taxes of $74 was primarily due to a $57 decrease in Pennsylvania gross receipts tax expense as a result of the decline in revenues described above as well as a $19 decrease in Pennsylvania capital stock tax as a result of a decrease in the millage rate for 2007.

Overall, the decrease in total operating revenues of $2,300, coupled with the increase in total operating expenses of $6,082, resulted in an $8,382 decrease in net operating income for the three-month period ended March 31, 2007 over the comparable prior year period. As discussed above, a primary contributing factor to the decrease in net operating income was the $6,468 of curtailment and special termination benefit expenses recorded during the first quarter of 2007 in connection with the retirements under the voluntary early retirement incentive program. Operating income from all other sources for the first quarter of 2007 declined $1,914, or 26.1%, over the comparable prior year period.

Other Items

Interest expense decreased for the three-month period ended March 31, 2007 by $49 due to the continued scheduled pay-down of our Federal Financing Bank (FFB) notes and capital lease obligations.

Interest income increased by $26 during the three-month period ended March 31, 2007 due to increases in the average interest rate received on our temporary investments. Our average interest rate earned on temporary investments was 5.2% during the first quarter of 2007 as compared to 4.4% during the comparable prior year period. The increase in the average interest rate was partially offset by a decline in the average invested cash balance during the first quarter of 2007.

Equity income of affiliated companies increased $193 in the three-month period ended March 31, 2007 over the comparable prior year period, due mainly to a $218, or 10.7%, increase in the amount of income generated from the Company’s limited partner interests in three wireless partnerships. These partnerships, all of which are majority owned and operated by Verizon Wireless, have continued to show strong growth in number of customers and operating results. Customer growth for the Pittsburgh SMSA, RSA 6 I and RSA 6 II partnerships over the last twelve months was 11%, 22% and 12%, respectively. Partially offsetting the increase in equity income derived from the growth in the customer base of the partnerships was the fact that the results of operations of the partnerships were negatively impacted by an increase in the net loss experienced by the partnerships on the sale of equipment compared to the prior year comparable period.

The changes in sundry expense (net) were not material.

Liquidity and Capital Resources

	March 31 2007	December 31 2006
Cash and temporary investments	$51,171	$49,518
Working capital	$46,780	$45,748
Long-term debt (including current maturities)	$17,741	$18,512

Cash and temporary investments were $51,171 at March 31, 2007 as compared to $49,518 at December 31, 2006. The increase was a result of operating cash flows exceeding investment and financing requirements. Cash flows from operating activities from continuing operations were $6,283 for the three-month period ended March 31, 2007, a $416 increase from the comparable prior year period. The increase in cash flows from operating activities from continuing operations was mainly due to the fact that we made a $2,000 contribution into the North Pittsburgh Pension Plan in the first quarter of 2006. Because of the elective tax-deductible contributions made by North Pittsburgh from 2003 through 2006, the above average returns of the Pension Plan’s assets over the course of the past several years and the freezing of Pension Plan benefit accruals for non-bargaining unit employees effective December 31, 2006, no minimum contribution to the Pension Plan is required for 2007 because North Pittsburgh has a $6,900 funding credit. With the recent completion of the voluntary early retirement incentive program that extended through March 31, 2007, we will re-evaluate the funded status of the Pension Plan at a later point in 2007 in order to determine what amount of contribution, if any, we will make to the Pension Plan during 2007. Cash flows from all other operating activities from continuing operations decreased $1,584 as a result of a decrease in cash operating income during the first quarter of 2007.

Cash flows used for investing activities from continuing operations were $626 for the three-month period ended March 31, 2007, a $1,011 decrease from the comparable prior year period. The decrease was primarily the result of a $799 decrease in expenditures for capital additions. We currently expect a capital expenditures program for 2007 in the range of $14,000 to $15,000, which would represent a $1,000 to $2,000 decrease over the prior year. The majority of this decrease in the expected expenditures for 2007 is due to the fact that 2006 contained higher levels of operational support system (OSS) expenditures associated with a billing system conversion made during 2006 as well as the fact that we expect only nominal expenditures associated with our routing and server capacity additions during 2007 because we purchased new core routers and additional server capacity in 2006. The $2,604 in expenditures for capital additions in the first quarter of 2007, when annualized, is less than the 2007 capital expenditure range projected above due primarily to the fact that the majority of our next generation digital subscriber line multiplexer (DSLAM) deployment for our new DSL product will occur in the second half of 2007. The change in cash flows used for investing activities from continuing operations was also impacted by a $212 increase in distributions received from our wireless partnerships. The increase in distributions was due to an improvement in the income and cash flows generated by the wireless partnerships.

We expended $4,004 during the three-month period ended March 31, 2007 for financing activities from continuing operations, which included cash dividends and the scheduled repayments of debt and capital lease obligations. The amount was $163 higher than the prior year period, mostly as a result of a $150 increase in dividends paid by reason of a $.01 per share increase in the dividend paid during the first quarter of 2007 over that paid in the first quarter of 2006.

Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, dividend payment dates and other predictable cash needs. We expect to continue the investment of such excess funds throughout 2007, which should enable us to meet all short-term obligations.

Working capital levels at March 31, 2007 increased $1,032 from December 31, 2006, mostly because of the $1,653 increase in cash described above.

The decrease in long-term debt was a result of scheduled principal repayments of $771 during the three-month period ended March 31, 2007. We funded 100% of our first quarter 2007 expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at March 31, 2007 to the FFB under this loan was $17,741, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of March 31, 2007 was $34,764. North Pittsburgh can draw against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of March 31, 2007, North Pittsburgh had approximately $4,983 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $83,603, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or make any other distributions to its shareholder, or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $2,945 of North Pittsburgh’s retained earnings were available for dividends and other distributions to the Registrant as of March 31, 2007. The Registrant has no restrictions on the amount of its retained earnings that are available for dividends and other distributions to its shareholders. However, because of the aforementioned restrictions on North Pittsburgh dividends and distributions, the portion of our consolidated cash and temporary investments available for dividends and other distributions to our shareholders as of March 31, 2007 was $44,241.

North Pittsburgh also has available through June of 2009 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1-1/2%. No borrowings have been taken against the line of credit and there are no commitment fees associated with it.

We expect cash flows provided by operating activities and cash reserves over the next twelve months to be sufficient to service long-term debt and capital lease obligations, to pay dividends and to finance all capital projects. We currently expect a capital expenditure program for 2007 in the range of $14,000 to $15,000, which would represent a $1,000 to $2,000 decrease over those amounts expended in 2006. Our capital program for 2007 continues the program we started in 2006 to deploy fiber deeper into our ILEC network, which will enable us to provide more advanced data offerings and potentially other broadband based product offerings throughout the majority of our ILEC territory. Approximately 70% of our addressable ILEC access lines are currently served by loops that have fiber built to within 5,000 feet of the premise. We expect to complete that build out of the majority of the remainder of our ILEC territory in 2007. In addition, our 2007 capital program will be deploying our next generation DSLAMs, which can deliver speeds of between 20 to 25 megabits per second, a substantial improvement over our current 3 megabit product. Several million dollars of our anticipated capital expenditure program relate to success-based customer additions in our CLEC edge-out markets that require capital and network capacity additions. Any substantial variations from our underlying customer addition projections could cause the success-based capital expenditures to deviate from those amounts included in our capital expenditure projections above. The $1,000 to $2,000 decrease in the expected expenditures for 2007 is mostly due to the fact that 2006 contained higher levels of OSS expenditures associated with the billing system conversion during 2006 as well as the fact that we expect only nominal expenditures associated with our routing and server capacity additions during 2007 because we purchased new core routers and additional server capacity in 2006. Although we expect to continue to have the necessary cash flows from operations and cash reserves to internally finance 100% of our projected capital expenditures, due to the low cost financing available through the RUS for qualified North Pittsburgh capital expenditures, we may request advancements from the RUS facility in the future.

We refer you to our Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2006 Form 10-K for a disclosure and discussion of our aggregate contractual obligations and purchase commitments as of December 31, 2006. There were no material changes in the specified contractual obligations and purchase commitments during the three-month period ended March 31, 2007. Scheduled payments of $1,020, $339, $92 and $582 were made to reduce the outstanding long-term debt (principal and interest), capital lease, operating lease and OSS obligations, respectively, during the first quarter of 2007.

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

Our North Pittsburgh subsidiary receives a portion of its interstate access revenues from pooling arrangements in which it participates with other telephone companies. Such pools, which are administrated by NECA, are funded by access service charges regulated by the FCC. Revenues earned through these pooling arrangements, which are based on nationwide average costs of the pooling companies applied to certain projected demand quantities, are initially recorded based on estimates and are subject to adjustments that may either increase or decrease the final amount of interstate revenues realized for a given period. Management monitors the activity of the pools and establishes accruals, if deemed necessary, for estimated obligations to the pool. The calculations used to record these revenues are complex and involve a variety of estimates, and it is therefore possible that the ultimate amount realized from the pools could differ materially from our estimates, although historically we usually have not experienced significant out-of-period adjustments to our revenues as a result of participating in these pools.

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

Pension and Other Postretirement Benefits

We calculate the costs of providing retiree benefits under the provisions of SFAS No. 87 and SFAS No. 106. The key assumptions used in making these calculations are disclosed in Note 6 to our consolidated financial statements included in our 2006 Form 10-K. The most significant of these assumptions are the discount rate used to value the future obligation, expected return on plan assets and health care cost trend rates. We select discount rates commensurate with current market interest rates on high-quality, fixed-rate debt securities. In doing so, we match our estimated benefit plan cash flows to that of the average of two published yield curves, those being the Citigroup Pension Discount Curve and the Mercer Yield Curve. The expected return on assets is based on our current view of the long-term returns on assets held by the plan, which is influenced by the historical performance of plan assets, asset allocation and third-party studies. The medical cost trend rate is based on our actual medical claims and future projections of medical cost trends.

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

North Pittsburgh’s wireline operations are considered Rural under the 1996 Act and therefore are exempt from certain of the above-mentioned obligations unless, in response to a bona fide request for interconnection, the PA PUC removes that exemption. More specifically, pursuant to the rural exemption provision of Section 251(f)(1) of the 1996 Act, North Pittsburgh is currently exempted from offering collocation, UNEs, wholesale discounts and certain other requirements of the 1996 Act which originally pertained only to non-rural ILECs. However, upon a petition by a potential competitor, the PA PUC may remove North Pittsburgh’s rural exemption if it finds that the competitor’s proposal is not unduly economically burdensome to North Pittsburgh, is technically feasible and is consistent with the universal service provisions of the 1996 Act. The burden of proof in such a proceeding rests with the competitor. The rural exemption does not, however, prevent facilities-based competition in North Pittsburgh’s service area.

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

On February 14, 2005, a number of parties filed a supplementary petition with the U.S. Court of Appeals for the District of Columbia, again seeking a writ of mandamus to compel the FCC to follow the Court’s previous directive in its earlier remand decision. The parties filing the petition claim that the final FCC rules are still flawed and not in compliance with the Court’s decision. Action by the Court on this petition is still pending.

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

Prior to the FCC’s issuance of the NPRM regarding VoIP, several companies had petitioned the FCC for declaratory rulings that their specific service offerings, which utilize Internet Protocol (IP) in some portion of the service, were exempt from access charges. In one case, the FCC ruled that access charges do apply to toll calls that originate or terminate on the Public Switched Telephone Network (PSTN) even if some portion of the call is transported utilizing IP. In the second case, the FCC ruled that voice-calling services utilizing IP between two broadband connections to the Internet and which do not utilize the PSTN at either end were exempt from access charges.

While these two FCC rulings have addressed the applicability of access charges to specific services that utilize IP to provide voice or toll calling services, various questions regarding the full scope of regulations that will apply in general to VoIP services are still unresolved and will be addressed in the VoIP NPRM. Certain specific issues regarding the application of access charges to VoIP and enhanced services may also be addressed prior to completion of the VoIP NPRM proceeding as a result of several other petitions that are currently pending before the FCC. The outcome of these petitions and the NPRM proceeding will affect North Pittsburgh and Penn Telecom because: 1) VoIP services compete directly with the local and toll service offerings of North Pittsburgh and Penn Telecom, and 2) both North Pittsburgh and Penn Telecom receive a portion of their revenues from access charges, the applicability of which to various forms of IP and enhanced services traffic is being reviewed in these petitions and the NPRM. Because the outcomes of the petitions and the NPRM proceeding are unknown at this time, we are unable to determine the effect such actions may have on our operations and revenues.

In February of 2002, the FCC issued a FNPRM regarding the possible reformation of the system for assessing and recovering USF monies. In that proceeding, the FCC asked for comment on whether it should assess carrier contributions based on the number and capacity of connections that contributing carriers provide to customers, rather than on the current method, which is based on the interstate revenues they earn. In June of 2006, the FCC released an Order and NPRM in response to the February 2002 FNPRM. In that Order, the FCC made what it characterized as interim modifications to the existing approach for assessing contributions to the federal USF. The key changes to USF funding implemented in the Order were to: 1) raise the interim wireless safe harbor interstate percentage from its then current 28.5 percent level to 37.1 percent; and 2) establish a USF contribution obligation for providers of interconnected VoIP service. The raising of the wireless safe harbor rate and the assessment of interconnected VoIP providers will have the effect of mitigating any potential impact on the assessment rate of the fund caused by the elimination of contributions to the USF by carriers that have chosen to no longer offer their wireline broadband services on a common carrier basis as a result of the FCC’s August 2005 Wireline Broadband Order. However, the FCC declined to make any further changes in the USF contribution assessment methodology at that time, noting that a consensus approach to fundamental reform had not developed yet and that they would continue to address the challenges of fundamental reform. In the Order, the FCC also issued a NPRM and asked for comments from interested parties in regard to any potential further refinements to both the safe harbor rules for wireless and the assessment on VoIP services. While the record has now closed on that FNPRM, the FCC has not yet taken any further action in regard to universal service funding issues addressed in that proceeding.

Consequently, the proposed changes that were the subject of the February 2002 FCC FNPRM regarding fundamental reform of the USF are still pending and unresolved at this time and we are unable to determine the effect the FCC’s actions with respect to these proposals may have on our operations and revenues.

On August 11, 2006, the Federal-State Joint Board on Universal Service issued a Notice seeking comment on the merits of using auctions to determine and distribute universal service support. North Pittsburgh currently annually receives approximately $2,750 of Interstate Common Line Support in the federal jurisdiction. In the initial round of the proceeding, over 60 parties filed comments with the FCC. As expected, there were parties in support of, and parties in opposition to, the use of auctions in regard to USF determination and distribution. Reply comments in the proceeding were due November 8, 2006. The Joint Board has not yet issued any recommendation to the FCC in regard to the proceeding. Should the Joint Board issue a recommendation to the FCC regarding the proceeding and should the FCC take any future action based on that recommendation regarding universal service funding, which might include the use of auctions to determine USF support amounts, North Pittsburgh may be negatively affected because in such an auction another company may underbid the current support amounts North Pittsburgh receives, thereby causing North Pittsburgh to either lower its bid below the current amount it receives or potentially lose its federal USF support.

North Pittsburgh’s Interstate Revenue Requirement

North Pittsburgh participates as an average schedule company in the interstate tariff and settlement pooling process that is administered by NECA, which means North Pittsburgh’s interstate settlements are determined by formulas based on a statistical sampling of the allocation of costs to the interstate jurisdiction of comparable companies that perform cost studies.

With respect to NECA’s average schedule formulas for the July 1, 2006 through June 30, 2007 period, NECA not only made changes to the average schedule formulas based on the normal annual projected changes in cost and demand for the July 1, 2006 through June 30, 2007 period but also implemented some structural changes to the formulas in order to more closely align average schedule company settlements to the companies’ estimated interstate revenue requirements based on statistical sampling. Although settlement rates for average schedule companies on an overall basis decreased by about 1.7% (assuming constant demand), some companies with larger study areas (based on access line size), such as North Pittsburgh, experienced a significant decrease in settlements, while many companies with smaller study areas experienced an increase. The new formulas also reflected the trend of reduced access minutes.

Due to the significant decrease in interstate settlements that would be experienced by some companies because of these changes, the NECA filing recommended, and the FCC approved, a two-year phase in of the reduction in settlements resulting from the structural changes in the formulas.

As a relatively large average schedule company, North Pittsburgh was affected by these reductions in settlements. The new formulas will cause a reduction of approximately $210 per month (or approximately $2.5 million annually) in North Pittsburgh’s interstate settlements when the reductions are fully phased in. The projected $210 per month reduction consists of two elements: an approximately $60 per month decrease related to the normal year-over-year changes in overall average schedule formulas and an approximately $150 per month decrease related to the structural changes to the formulas. The $60 per month decrease that pertains to the normal changes in the formulas resulted in an immediate decrease in settlement revenues effective July 1, 2006. Under the two-year phase-in of the reduction in settlements relating to the structural changes in the formula approved by the FCC, the $150 per month decrease related to the structural changes has not been recognized in its entirety immediately; rather, that reduction will be phased in ratably over a twenty-four month period of time.

On December 21, 2006, NECA filed with the FCC its annual proposed modifications of the average schedule formulas. In that filing, NECA proposed to revise the formulas for average schedule interstate settlement disbursements for interstate access services provided during the period July 1, 2007 through June 30, 2008. In this filing, NECA again not only proposed changes to the average schedule formulas based on the normal projected changes in cost and demand for the July 1, 2007 through June 30, 2008 period but also proposed additional structural changes to the formulas in order to more closely align average schedule company settlements to the companies’ estimated interstate revenue requirements based on statistical sampling.

In this filing, NECA estimated that settlement rates for all average schedule companies would decrease overall by about 7.27%, assuming constant demand; however, the individual impact on each average schedule company would depend on its size and demand characteristics, with the majority of companies experiencing a decrease in settlements in a range between 5% and 15%. According to NECA, the decreases reflect ongoing overall reduced cost levels of average schedule companies as well as decreases associated with structural changes to the Line Haul Distance Sensitive formula, which reimburses companies for the costs of transporting interstate calls.

Due to the significant decrease in interstate settlements that would be experienced by some companies, the NECA filing, similar to the previous year’s filing, also recommended that the FCC consider implementing a two-year phase-in of the reduction in settlements. The filing included a detailed procedure on how that phase-in might be accomplished.

North Pittsburgh will be affected by these reductions in settlements. If approved, the proposed formulas will cause a reduction of approximately $100 per month (or approximately $1.2 million annually) in North Pittsburgh’s interstate settlements when the reductions are fully phased in. This estimated reduction is related solely to the proposed changes for the average schedule formulas proposed by NECA in its filing for the July 1, 2007 through June 30, 2008 period and is independent of the reduction in settlements already being experienced by North Pittsburgh from the average schedule formulas being phased in pursuant to NECA’s filing with respect to the July 1, 2006 through June 30, 2007 period (discussed above). The projected $100 per month reduction would consist of two elements: an approximately $40 per month decrease related to the normal year-over-year changes in overall average schedule formulas and an approximately $60 per month decrease related to the structural change to the Line Haul Distance Sensitive formula. Similar to the current phase-in plan, the $60 per month decrease related to the structural change would not be recognized in its entirety immediately; rather, the reduction would be phased in ratably over a twenty-four month period of time.

Verizon and AT&T have filed comments with the FCC in opposition to the NECA proposed modification of the average schedule formulas for the July 1, 2007 to June 30, 2008 period, with both parties urging the FCC to reject the proposed transition plan. In addition to the comments on the proposed transition plan, Verizon further urged the FCC to require NECA to lower its member companies’ interstate access rates to rates that are equal to the rates charged by Verizon and other large price cap carriers.

In summary, we can reasonably estimate that North Pittsburgh’s annual revenues realized through the NECA average schedule formulas will eventually decrease by approximately $3,700 on an annualized basis (assuming constant demand data) as a result of the changes made to the July 1, 2006 through June 30, 2007 average schedules already in effect and the proposed changes to the July 1, 2007 through June 30, 2008 average schedule formulas that are contained in the NECA filing currently in review by the FCC. Revenues for the first quarter of 2007 were negatively impacted by approximately $310 as compared to the prior year comparable period because of these normal and structural changes to the NECA average schedule formulas. The full impact of the changes in the current and proposed schedules will be realized starting July 1, 2009 (or July 1, 2008 if the proposed transition plan for the July 1, 2007 through June 30, 2008 average schedule formulas is not approved by the FCC).

We continue to monitor whether or not it is advantageous for North Pittsburgh to participate in the NECA pool as an average schedule company or, alternatively, to become a cost company subject to its own individual cost and demand data studies. It is important to note that as an average schedule company, North Pittsburgh’s interstate revenues and earnings can be subject to more volatility than those of comparable cost companies due to the lack of an exact relationship between the cost structure and demand data of an average schedule company such as North Pittsburgh and its ultimate settlement pursuant to average schedules.

Other Federal Regulatory Matters

On August 5, 2005, the FCC adopted an Order that determined that wireline broadband Internet access services are information services regulated under Title I of the 1996 Act. The FCC also eliminated the requirement that wireline carriers offer the broadband transmission component of Internet access to competitors on a stand-alone basis. The Order allowed a wireline provider the flexibility to offer the transmission component on a common carrier basis, a non-common carrier basis, or some combination of both. The Order also required a one-year transition period during which unaffiliated ISPs would be able to receive the separate transmission component on a grandfathered basis. In addition, the Order required that facilities-based providers of broadband DSL transmission services continue to contribute to the federal USF based on current levels of reported revenues for those services for a 270-day period or until the FCC adopted new USF contribution rules, whichever occurs earlier. The Order became effective on November 16, 2005. As a result of the Order, North Pittsburgh notified the FCC that effective April 1, 2006 North Pittsburgh would begin offering broadband DSL transmission service on a detariffed common carrier basis. This action had little immediate effect on North Pittsburgh’s provision of its current DSL service offerings, because the FCC Order required a one-year transition period during which North Pittsburgh must continue to offer its current broadband DSL transmission services to ISPs at the same rates, terms and conditions that were in effect when the services were detariffed. In addition, in an Order and NPRM released in June of 2006, the FCC reaffirmed that DSL services such as North Pittsburgh’s that are provided on a common carrier basis, even though detariffed, will continue to be assessed for a contribution to the federal USF. However, North Pittsburgh anticipates that, as a result of detariffing these services, it will be able to respond more quickly in the competitive broadband market by offering new and innovative broadband DSL transmission services at competitive prices without being burdened by the tariffing process.

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

On February 25, 2005, North Pittsburgh filed an Amended Alternative Form of Regulation and Network Modernization Plan with the PA PUC pursuant to Act 183. In that filing, in addition to modifying its prior Chapter 30 Plan to comport with the new statute, North Pittsburgh committed to accelerate its deployment of a ubiquitous broadband network throughout its entire service area from the previous commitment date of December 31, 2015 to December 31, 2008. In return for making this commitment, North Pittsburgh is no longer subject to a productivity offset when calculating the Price Stability Index component of its annual price stability mechanism filing. North Pittsburgh also does not have to contribute to certain new public policy funding obligations that were instituted as part of Act 183. On June 2, 2005, the PA PUC approved North Pittsburgh’s amended plan with no significant changes. North Pittsburgh is already in the process of updating its broadband infrastructure for general business and competitive purposes, and we do not anticipate that the acceleration of our broadband commitment date under our amended Network Modernization Plan will require any material additional amount of capital expenditures from what otherwise is planned to be spent in the normal course of business.

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

On December 16, 2004, the PA PUC adopted an Order instituting an investigation regarding the intrastate access charges and intraLATA toll rates of rural carriers in Pennsylvania and the effect on those charges and rates if the PA PUC were to reduce disbursements from the PA USF to the rural carriers or if it were to broaden the base of contributors to include carriers that do not currently pay into the fund. The proceeding, which as hereinafter discussed is subject to a stay order, will also address the ramifications of some recent changes to the Pennsylvania Public Utility Code set forth in Act 183 that affect access rate setting for both Local Exchange Carriers (LECs) and CLECs. Under the Act 183 changes to the Public Utility Code, the PA PUC may not require a LEC to reduce intrastate access rates except on a revenue neutral basis. The changes also set limits on a CLEC’s ability to charge intrastate access rates higher than the rates charged by the ILEC serving the area in which the CLEC is offering service unless such rates are cost justified. The procedures regarding the PA PUC’s implementation of these rate setting limitations will be determined in this access charge and USF proceeding.

This proceeding may affect both North Pittsburgh’s and Penn Telecom’s ability to set access charge rates. The proceeding also may affect the amount of funding that North Pittsburgh receives from the PA USF and the amounts that North Pittsburgh and Penn Telecom contribute to that fund. Currently, North Pittsburgh’s annual receipts from and contributions to the PA USF total $5,215 and $305, respectively. Penn Telecom receives no funding from the PA USF but currently contributes $170 on an annual basis. A number of parties to the proceeding filed a petition asking that the PA PUC delay any action in regard to the PA USF and intrastate access charges until such time as the FCC takes action in regard to intercarrier compensation issues. On August 11, 2005, the PA PUC adopted an Order, which was entered on August 30, 2005, in which it granted a stay of the investigative proceeding for a period not to exceed twelve months, unless further extended by the PA PUC, or until the FCC issues its ruling in its Unified Intercarrier Compensation proceeding, whichever occurs earlier. On August 30, 2006, a number of parties, including North Pittsburgh, filed a joint motion with the PA PUC requesting a further stay of an additional twelve months to allow the FCC to complete its proceeding regarding intercarrier compensation reform because the FCC action may impact intrastate access rates. The motion for stay was opposed by a number of parties. However, on November 15, 2006, the PA PUC entered an order granting the request for stay pending the outcome of the FCC Unified Intercarrier Compensation proceeding or for one year, whichever is earlier. During the period of the stay the current PA USF was continued under the existing regulations.

As described in more detail in Note 8 to the Condensed Consolidated Financial Statements included in Part I, Item 1 and also discussed in Part II, Item 1 “Legal Proceedings” of this Form 10-Q, on October 23, 2006, Verizon Pennsylvania, Inc., along with a number of its affiliated companies, filed a formal complaint with the PA PUC claiming that Penn Telecom’s intrastate switched access rates were higher than those of the ILEC in the corresponding service area and therefore are in violation of Act 183. In a letter dated January 30, 2007, Verizon notified Penn Telecom that its claim for intrastate access billings through December 31, 2006 was $1,346. Based solely on our interpretation of the Verizon complaint and the underlying methodologies and calculations used by Verizon in arriving at their $1,346 claim through December 2006, we estimate that such amount of claim would be approximately $1,490 as of March 31, 2007. For reasons discussed in more detail in the afore-referenced Note 8 to the Condensed Consolidated Financial Statements included in this Form 10-Q, we believe that Penn Telecom’s switched access rates are cost justified and permissible, and we will vigorously fight this complaint. In the event we are not successful in this proceeding, however, Penn Telecom’s operations could be materially adversely impacted by not only the refund sought by Verizon but more importantly by the prospective decreases in access revenues resulting from the change in its intrastate access rates, which would apply to all carriers on a non-discriminatory basis. We preliminarily estimate that the decrease in our annual revenues would be approximately $1,200 on a static basis (meaning keeping access MOUs constant) if Verizon were to prevail completely in its complaint.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and early application is allowed under certain circumstances. The Company is currently evaluating the impact, if any, SFAS No. 159 may have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact, if any, SFAS No. 157 may have on the Company’s consolidated financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3 “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either on a gross basis – that is, including the taxes within revenue – or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for financial reports for interim periods and annual reporting periods beginning after December 15, 2006. The Company adopted EITF 06-3 on January 1, 2007. The Company collects various taxes that fall under the scope of EITF 06-3 on services provided and is accounting for and reporting them on a net basis.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. In May 2007, the FASB released FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Please refer to Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for additional information, including the effects of adoption of FIN 48 on the Company’s consolidated financial statements.

PART I

Item 3.	Quantitative And Qualit ative Disclosures About Market Risk

There have been no material changes in reported market risks faced by the Company since the end of the Company’s preceding fiscal year on December 31, 2006.

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

PART II

OTHER INFORMATION

Item 1.	Legal Procee dings

As reported in Part I, Item 3 of our 2006 Form 10-K, on October 23, 2006, Verizon Pennsylvania, Inc., along with a number of its affiliated companies, filed a formal complaint with the PA PUC claiming that Penn Telecom’s intrastate switched access rates were higher than those of the ILEC in the corresponding service area and therefore are in violation of Act 183. Verizon’s original claim requested a refund of $480 from access billings through August 2006.

As also reported in our 2006 Form 10-K, in a letter dated January 30, 2007, Verizon notified Penn Telecom that its claim for intrastate access billings through December 31, 2006 was $1,346, which claim includes amounts from certain affiliates that had not been included in the original calculation.

More information about this formal complaint and claim by Verizon and affiliated companies is provided in Part I, Item 3 of our 2006 Form 10-K and in Note 8 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

In addition to other information set forth in this report, we refer you to the discussion in Item 1A, “Risk Factors”, in our 2006 Form 10-K. As of the date of this Form 10-Q report, there have been no material changes in the non-regulatory related risk factors previously disclosed in our 2006 Form 10-K. Due to the fact that our companies operate in a heavily regulated environment, we provide, and encourage you to read, the updated comprehensive discussion of the rules and regulations under which we operate included in the section titled “Regulatory Environment” in Part 1, Item 2 in this Form 10-Q. That section includes discussion of newly enacted or proposed rules and regulations, or interpretations of such rules and regulations by federal and state commissions or judicial bodies, which may have a material impact on our financial condition and/or operations. As noted in the discussion in Item 1A of our 2006 Form 10-K, the items identified in that discussion are what we deem to be particularly noteworthy. We do not represent that the list captures every possible existing or foreseeable factor or risk. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may, at some future point, materially adversely affect our business, financial condition and/or operating results.

Item 6.	Ex hibits

(a)	Exhibits Index for Quarterly Reports on Form 10-Q.

Exhibit No.	Subject	Applicability
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession	Not Applicable

(3)(i)	Articles of Incorporation	Provided in Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and Incorporated Herein by Reference.

(3)(ii)	Amended and Restated By-Laws	Provided in Current Report on Form 8-K filed on March 27, 2007 and Incorporated Herein by Reference.

(4)	Instruments defining the rights of security holders including indentures

	(a) Agreement of Reorganization and Plan of Merger	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference.

	(b) Rights Agreement dated as of September 25, 2003	Provided as Exhibit 1 to the Registration of Certain Classes of Securities on Form 8-A filed on October 3, 2003 and Incorporated Herein by Reference.

Exhibit No.	Subject	Applicability
(10)	Material contracts

	(a) Amended and Restated Executive Employment Agreement	Provided in Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Incorporated Herein by Reference.

	(b) Executive Retention Payment Program Agreement	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

	(c) Extension of Amended and Restated Executive Employment Agreement and Retention Payment Program	Provided in Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference.

	(d) 2005 Executive Officers Bonus Plan	Provided in Current Report on Form 8-K filed on August 24, 2005 and Incorporated Herein by Reference.

	(e) Stock Redemption Agreement dated as of November 10, 2005 between North Pittsburgh Telephone Company and The Rural Telephone Bank.	Provided in Current Report on Form 8-K filed on February 1, 2006 and Incorporated Herein by Reference.

	(f) 2006 Executive Officers Bonus Plan	Provided in Current Report on Form 8-K filed on April 5, 2006 and Incorporated Herein by Reference.

(11)	Statement re computation of per share earnings	Attached Hereto

(15)	Letter re unaudited interim financial information	Not Applicable

(18)	Letter re change in accounting principles	Not Applicable

(19)	Report furnished to securities holders	Not Applicable

(22)	Published report regarding matters submitted to vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of attorney	Not Applicable

(31(i).1)	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31(i).2)	Certification of Senior Vice President and Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.1)	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.2)	Certification of Senior Vice President and Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH PITTSBURGH SYSTEMS, INC.
(Registrant)

Date: May 10, 2007	/S/ H. R. BROWN
H. R. Brown, President and Chief Executive Officer

Date: May 10, 2007	/S/ A. P. KIMBLE
A. P. Kimble, Senior Vice President and
Chief Financial and Accounting Officer