Form 10-Q
period 2007-06-30
NORTH PITTSBURGH SYSTEMS INC
filed 2007-08-09
CIK 764765

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of August 7, 2007 was 15,005,000.

PART I

FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

North Pittsburgh Systems, Inc.:

We have reviewed the condensed consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries (the Company) as of June 30, 2007, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

KPMG LLP

Pittsburgh, Pennsylvania

August 9, 2007

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(Amounts in Thousands – Except Per Share Data)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2007	2006	2007	2006
Operating revenues:
Local network services	$6,969	$7,443	$13,930	$15,114
Long distance and access services	13,887	14,923	27,940	30,476
Directory advertising, billing and other services	288	385	623	729
Other operating revenues	3,169	2,962	6,244	6,119

Total operating revenues	24,313	25,713	48,737	52,438

Operating expenses:
Network and other operating expenses (exclusive of depreciation and amortization shown separately below)	14,626	15,725	29,122	30,916
Depreciation and amortization	3,578	3,243	7,088	6,370
Operating taxes	757	814	1,761	1,893
Strategic alternatives expenses	718	—	718	—
Curtailment and special termination benefit expenses	—	—	6,468	—

Total operating expenses	19,679	19,782	45,157	39,179

Net operating income	4,634	5,931	3,580	13,259

Other income (expense), net:
Interest expense	(297)	(357)	(608)	(717)
Interest income	580	685	1,192	1,270
Equity income of affiliated companies	2,598	2,158	4,859	4,225
Gain on redemption of investment	—	19,622	—	19,622
Sundry expense, net	(18)	23	(41)	(10)

Total other income (expense), net	2,863	22,131	5,402	24,390

Income from continuing operations before income taxes	7,497	28,062	8,982	37,649
Provision for income taxes	3,131	11,670	3,766	15,671

Income from continuing operations	4,366	16,392	5,216	21,978

Discontinued operations:
Income from operations of business systems, net of income tax expense of $0, $5, $0 and $5	—	6	—	6

Net income	$4,366	$16,398	$5,216	$21,984

Weighted average common shares outstanding	15,005	15,005	15,005	15,005

Basic and diluted earnings per share:
Income from continuing operations	$.29	$1.09	$.35	$1.47
Income from discontinued operations	—	—	—	—

Net income per share	$.29	$1.09	$.35	$1.47

Dividends per share	$.20	$1.20	$.40	$1.39

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) June 30 2007	Dec. 31 2006
ASSETS
Current Assets:
Cash and temporary investments	$46,825	$49,518
Marketable securities available for sale	592	559
Accounts receivable:
Customers, net of allowance for doubtful accounts of $486 and $583, respectively	4,930	5,500
Access services, settlements and other	4,633	5,814
Unbilled revenues	278	261
Prepaid expenses	1,760	869
Prepaid federal and state income taxes	538	—
Inventories of construction and operating materials and supplies	1,985	1,848
Deferred income taxes	597	890

Total current assets	62,138	65,259

Property, plant and equipment:
Land	475	475
Buildings	16,029	15,716
Equipment	225,132	219,778
Assets held under capital lease	10,498	10,498

	252,134	246,467

Less accumulated depreciation and amortization	181,194	174,798

	70,940	71,669

Construction in progress	2,906	3,683

Total property, plant and equipment, net	73,846	75,352

Investments	16,550	15,446
Intangible assets, net	113	128
Deferred income taxes	3,065	—
Other assets	1,410	1,248

Total assets	$157,122	$157,433

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) June 30 2007	Dec. 31 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,085	$3,085
Obligation under capital lease	1,001	965
Accounts payable	3,076	3,447
Advance billings	1,939	2,028
Dividend payable	3,001	3,001
Other accrued liabilities	2,613	2,865
Federal and state income taxes	—	3,424
Accrued pension and postretirement benefits	1,162	696

Total current liabilities	15,877	19,511

Long-term debt	13,885	15,427
Obligation under capital lease	2,286	2,790
Deferred income taxes	—	2,234
Accrued pension and postretirement benefits	23,249	15,481
Other liabilities	2,117	694

Total liabilities	57,414	56,137

Shareholders’ equity:
Capital stock: authorized 50,000 shares:
Common stock, par value $0.15625; issued 15,040 shares and outstanding 15,005 shares	2,350	2,350
Preferred stock, par value $1.00; none issued	—	—
Capital in excess of par value	2,215	2,215
Retained earnings	100,739	101,525
Less cost of treasury stock (35 shares)	(508)	(508)
Accumulated other comprehensive loss	(5,088)	(4,286)

Total shareholders’ equity	99,708	101,296

Total liabilities and shareholders’ equity	$157,122	$157,433

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Six Months Ended June 30
	2007	2006
Cash from operating activities:
Net income	$5,216	$21,984
Income from discontinued operations	—	(6)

Income from continuing operations	5,216	21,978

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,088	6,370
Gain on redemption of investment	—	(19,622)
Curtailment and special termination benefits	6,468	—
Equity income of affiliated companies	(4,859)	(4,225)
Deferred income taxes	(4,437)	(528)
Changes in assets and liabilities:
Accounts receivable and unbilled revenues	1,734	605
Inventories	(137)	(453)
Prepaid expenses and other assets	(1,053)	(665)
Accounts payable and advance billings	(460)	(172)
Other accrued liabilities	1,171	(862)
Accrued pension and postretirement benefits	362	(1,513)
Federal and state income taxes	(3,962)	2,514
Other, net	29	42

Total adjustments	1,944	(18,509)

Net cash provided by operating activities from continuing operations	7,160	3,469

Cash provided by (used for) investing activities:
Expenditures for property and equipment	(5,596)	(8,329)
Purchase of customer accounts	—	(148)
Distributions from affiliated companies	3,755	3,173
Proceeds from redemption of investment	—	19,622

Net cash provided by (used for) investing activities from continuing operations	(1,841)	14,318

Cash used for financing activities:
Cash dividends	(6,002)	(20,707)
Payments of capital lease obligation	(468)	(439)
Retirement of debt	(1,542)	(1,542)

Net cash used for financing activities from continuing operations	(8,012)	(22,688)

Cash used for continuing operations	(2,693)	(4,901)

Cash provided by discontinued operations:
Cash provided by operating activities from discontinued operations	—	178
Cash provided by investing activities from discontinued operations	—	94

Net cash provided by discontinued operations	—	272

Net decrease in cash and temporary investments	(2,693)	(4,629)
Cash and temporary investments at beginning of period	49,518	55,567

Cash and temporary investments at end of period	$46,825	$50,938

Supplemental disclosure of cash flow information:
Interest paid	$617	$726
Income taxes paid	$10,555	$13,690

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in Thousands Except Per Share Data and Operating Statistics)

(1) Basis of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by North Pittsburgh Systems, Inc. (hereafter referred to as the Registrant, the Company, NPSI, we, us or our), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Consolidated herein are the financial results of the Company’s wholly owned subsidiaries, North Pittsburgh Telephone Company (North Pittsburgh), Penn Telecom, Inc. (Penn Telecom) and Pinnatech, Inc. (Pinnatech). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Nevertheless, the Company believes that its disclosures herein are adequate to make the information presented not misleading and, in the opinion of management, all adjustments, including those pertaining to normal recurring accruals, necessary to present fairly the results of operations for the interim periods have been reflected. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K) filed with the Securities and Exchange Commission.

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

(2) Merger Agreement with Consolidated Communications

On July 1, 2007, the Company and Consolidated Communications Holdings, Inc. (Consolidated) entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which the Company would become a wholly owned subsidiary of Consolidated. Pursuant to the Merger Agreement, at the effective time of the merger, each issued and outstanding share of Company common stock (other than shares held in the Company’s treasury or owned by any subsidiary of the Company, Consolidated, or any subsidiary of Consolidated) will be converted into the right to receive either (i) $25.00 in cash, without interest, or (ii) 1.1061947 shares of Consolidated common stock. The Company’s shareholders will be entitled to make an election, with respect to each of their Company shares, to receive either cash or Consolidated common stock as described in the preceding sentence, subject to proration so that 80% of the Company’s shares will be converted in the merger into the right to receive cash and 20% of the Company’s shares will be converted in the merger into the right to receive Consolidated common stock. The share exchange ratio is fixed and is not subject to any collars. The merger will be a taxable transaction for U.S. federal income tax purposes and, accordingly, shareholders will not receive any portion of the merger consideration on a tax-free basis.

The merger is not subject to a financing condition and is expected to close either in the fourth quarter of 2007 or first quarter of 2008, subject to certain customary conditions, including approvals from federal and state regulators and the Company’s shareholders. Approval by Consolidated’s stockholders is not required. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company will be required to pay Consolidated a termination fee of $11,250 and also to reimburse Consolidated for its actual and reasonable documented out-of-pocket expenses incurred in connection with the Merger Agreement on or prior to the termination of the Merger Agreement, up to a maximum amount of $1,500 of such expenses.

(3) Strategic Alternatives Fees and Commitments

In connection with the Company’s activities that have resulted in the Merger Agreement with Consolidated, the Company incurred costs of $718 related to financial advisory, legal and other fees for the three and six months ended June 30, 2007. Pursuant to the Company’s engagement letter with its financial advisor, Evercore Group L.L.C. (Evercore), the Company has agreed to pay Evercore an advisory fee of approximately $4,100, (i) $100 of which was paid to Evercore upon signing the engagement letter, (ii) $500 of which was paid to Evercore when it delivered its written fairness opinion dated July 1, 2007 (which payment therefore will be recorded as a third quarter 2007 expense) and (iii) the remainder of which is contingent upon, and payable upon, consummation of the merger contemplated by the Merger Agreement. The amount of the Evercore advisory fee may be adjusted depending on the price of Consolidated’s common stock prior to the consummation of the merger. The Company has also agreed to reimburse Evercore for its reasonable out-of-pocket expenses (including legal fees) incurred in performing its services.

Pursuant to the Company’s Shareholder Approval Bonus Plan, if the Company’s shareholders approve and adopt the Merger Agreement, the Company will be obligated to pay a bonus of $975 to each of the Company’s seven executive officers who is a full-time employee of the Company and/or its subsidiaries on the date of such shareholder approval. Such bonuses, which would aggregate $6,825 for all seven executive officers, would be payable within 30 days after approval of the Merger Agreement by the Company’s shareholders and are not contingent on securing regulatory approval or the actual completion of the merger contemplated by the Merger Agreement.

(4) Comprehensive Income

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

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2007	2006	2007	2006
Net income	$4,366	$16,398	$5,216	$21,984
Unrealized gain on marketable securities including reclassification adjustments, net of tax	22	6	19	10
Pension liability adjustment, net of tax	—	—	(927)	—
Amortization of prior service costs and recognized actuarial losses included in net income, net of tax	49	—	106	—

Comprehensive income	$4,437	$16,404	$4,414	$21,994

(5) Postretirement Benefits

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

North Pittsburgh also has a nonqualified supplemental pension plan (Restoration Plan) covering certain former and current employees. The Restoration Plan restores the benefits that are precluded under the Pension Plan by Internal Revenue Service limits on compensation and benefits applicable to qualified pension plans and by the exclusion of bonus and certain other compensation from the Pension Plan’s definition of earnings. Concurrent with the benefit freeze under the Pension Plan, the Restoration Plan was amended to provide the benefit amounts that would be payable to the Restoration Plan’s participants if the Pension Plan had not been amended to freeze benefit accruals as of December 31, 2006. The amendment to the Restoration Plan also froze eligibility for participation in the Restoration Plan to those persons participating in it as of December 31, 2006. The combined costs and obligations associated with the Pension Plan and Restoration Plan are included in the “Pension Benefits” table that follows.

Eligible retirees of North Pittsburgh are provided healthcare benefits under an unfunded plan until the retiree reaches Medicare eligibility (currently 65 years of age) and life insurance benefits based on a specified percentage of preretirement salary until the retiree reaches the age of 65, at which time the coverage is limited to $5. The costs and obligations associated with these plans are included in the “Other Postretirement Benefits” table that follows.

Components of Net Periodic Benefit Cost:

The following tables summarize the components of net periodic benefits cost:

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Service cost	$233	$395	$468	$789
Interest cost	888	792	1,668	1,584
Expected return on plan assets	(1,006)	(884)	(1,990)	(1,768)
Amortization of prior service cost	53	34	106	68
Recognized actuarial loss	17	118	34	236

Net periodic benefit cost	$185	$455	$286	$909

Additional expense due to curtailment and special termination benefits	$—	$—	$2,869	$—

	Other Postretirement Benefits
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Service cost	$65	$93	$133	$186
Interest cost	210	179	369	358
Amortization of prior service cost	1	1	2	2
Recognized actuarial loss	13	78	39	156

Net periodic benefit cost	$289	$351	$543	$702

Additional expense due to curtailment and special termination benefits	$—	$—	$3,599	$—

The additional expense due to curtailment and special termination benefits was a result of the voluntary early retirement incentive program that extended through March 31, 2007 at our North Pittsburgh subsidiary. This program and the associated workforce reduction and business restructuring is described in more detail in Note 9 in these Notes to Condensed Consolidated Financial Statements.

Employer Contributions:

Because of the elective tax-deductible contributions made to the Pension Plan by North Pittsburgh from 2003 through 2006, the above average returns of the Pension Plan’s assets over the course of the past several years and the freezing of benefit accruals for non-bargaining unit employees effective December 31, 2006, no minimum contribution is required for the Pension Plan in 2007 because North Pittsburgh has a $6,900 funding credit. With the completion of the voluntary early retirement incentive program that extended through March 31, 2007, we are in the process of re-evaluating the funded status of the Pension Plan and, subsequent to the completion of the re-evaluation, will make a decision at a later point in 2007 as to what amount of contribution, if any, we will make to the Pension Plan during 2007.

Contributions for the other postretirement benefit plans are made on a pay-as-you-go basis, with total contributions of $463 having been made during the six-month period ended June 30, 2007.

(6) Transactions with Related Parties

We paid $132 and $68 for the three-month periods, and $242 and $115 for the six-month periods, ended June 30, 2007 and 2006, respectively, to the law firms of two members of the Board of Directors for various legal services. As of June 30, 2007, we owed approximately $275 to the law firms for services rendered.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard Communications, LLP (Boulevard), a competitive access provider jointly owned by us and a company in the Armstrong Holdings, Inc. group of companies. Total revenues recognized from providing services to Boulevard were approximately $7 for both three-month periods, and $13 for both six-month periods, ended June

30, 2007 and 2006, respectively. Total expenses incurred from receiving services from Boulevard were approximately $25 and $22 for the three-month periods, and $49 and $63 for the six-month periods, ended June 30, 2007 and 2006, respectively.

(7) Income Taxes

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards Board Statement No. 109” (FIN 48), on January 1, 2007. The adoption of FIN 48 resulted in no cumulative effect adjustment to our beginning retained earnings.

Our liability for uncertain tax positions was $1,201 as of January 1, 2007, the date of the adoption of FIN 48. Of this amount, $511 of the unrecognized tax benefits, if eventually recognized, would result in a reduction to our effective tax rate. The remaining $690 of unrecognized tax benefits, if eventually recognized, would not result in a reduction to our effective tax rate as it relates solely to temporary differences. There were no changes in our liability for unrecognized tax benefits during the six-month period ended June 30, 2007.

In accordance with the Company’s accounting policy, accrued interest and penalties related to uncertain tax positions are recorded as a component of income tax expense. As of January 1, 2007, $339 was accrued for the possible payment of interest and penalties. During the six-month period ended June 30, 2007, we accrued an additional $71 of interest associated with our uncertain tax positions.

The liabilities for uncertain tax positions of $1,201 and their associated accrued interest and penalties of $410 as of June 30, 2007 are reported in other liabilities (non-current) in the Condensed Consolidated Balance Sheets included in this Part 1, Item 1 in this Form 10-Q. Consistent with the provisions of FIN 48, we reclassified the $1,201 of uncertain tax positions and $339 of accrued interest and penalties that existed at December 31, 2006 from a current to a non-current liability because any related payment of cash is not anticipated within one year of the balance sheet date.

We file income tax returns, including returns for our subsidiaries, in the U.S. federal jurisdiction and Pennsylvania tax jurisdiction. The periods subject to examination for the Company’s federal income tax returns are the 2003 through 2006 tax years. The periods subject to examination for the Company’s Pennsylvania income tax returns are the 2002 through 2006 tax years.

The liability for unrecognized tax benefits may decrease by approximately $648 by the end of 2007 upon the expiration of the statute of limitations for tax year 2003. Of this amount, $133 relates to certain distributions from investments with the remainder relating to certain temporary differences that are the subject of an accounting method change currently under discussion with the Internal Revenue Service.

(8) Discontinued Operations

On December 30, 2005, Penn Telecom sold its business telecommunications equipment operations (business systems) for $31 in cash and a $247 promissory note issued by the purchaser. As the $247 promissory note did not bear any interest, the Company recorded the original book value of the note receivable to be $229, with the $18 differential from the face value of the note recorded as imputed interest income as earned. Summarized financial information for discontinued operations for the three and six-month periods ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2007		2006	2007		2006
Interest income	$		$11	$		$11

Income from discontinued operations before income taxes		$—	$11		$—	11
Income tax expense		—	5		—	5

Income from discontinued operations, net of taxes		$—	$6		$—	$6

Installment payments on the promissory note of $34, $71, $71 and $71 were received by Penn Telecom in April, June, September, and December of 2006, respectively. The $178 of cash provided by operating activities from discontinued operations for the six-month period ended June 30, 2006, as reported on the Condensed Consolidated Statements of Cash Flows included in this

Part I, Item 1 in this Form 10-Q, consisted of net income from discontinued operations of $6 and the collection of business systems customer accounts receivable of $274 offset partially by the payment of $102 of business systems obligations outstanding at December 31, 2005. The customer accounts receivable collected were not assigned as part of the asset purchase agreement.

(9) Workforce Reduction and Business Restructuring

On November 15, 2006, we announced an amendment to the North Pittsburgh Pension Plan that froze benefit accruals for non-union participants in the Pension Plan effective December 31, 2006. Concurrently, we also announced a voluntary early retirement incentive program for eligible non-union participants in the Pension Plan. This early retirement incentive program extended through March 31, 2007. This incentive program enhanced a participant’s retirement benefit calculation by adding three additional years of service to the participant’s actual service. In addition, for purposes of determining early retirement eligibility and any reduction for early benefit commencement, three years were added to both the age and years of service of the Pension Plan participant who elected to take advantage of the early retirement incentive program. Of the Pension Plan participants eligible to participate in the early retirement incentive program, 40 employees elected to retire and receive this enhanced benefit on or before March 31, 2007.

We completed a re-measurement of our Pension Plan and postretirement healthcare and life insurance plans at March 31, 2007, and we recorded $6,468 in curtailment and special termination benefit expenses associated with the early retirement incentive program. Cash flows from operations were not impacted by these charges because there were no cash severance or lump sum benefit options or enhancements associated with the voluntary early retirement incentive program. We have realized immediate ongoing annual cost savings of approximately $2,600 as a result of this program and corresponding reduction in personnel, and we estimate an ultimate annual cost savings of approximately $3,300 once fully phased-in. The difference between the immediate cost savings and the fully phased-in cost savings reflects the fact that we are incurring some costs for temporary part-time help, outside contractors and overtime during a transition in which the Company restructures to absorb the workload associated with those 40 employees who retired as part of the voluntary early retirement incentive program.

In addition to the non-executive employees eligible to participate in the early retirement incentive program through the Pension Plan, 6 executive officers, all of whom participate in North Pittsburgh’s Restoration Plan, were eligible to participate in the early retirement incentive program. The Restoration Plan was amended to extend the voluntary early retirement incentive program to Restoration Plan participants, with the only difference being that the qualifying participants in the Restoration Plan have until March 31, 2008 to retire under the program. As of the date of this Form 10-Q report, no qualifying participants in the Restoration Plan have elected to retire under this early retirement incentive program. We therefore currently do not know how many, if any, of the eligible Restoration Plan participants will elect to retire under this early retirement incentive program, and we therefore are unable to determine the one time costs, if any, associated with this early retirement incentive program for qualifying participants of the Restoration Plan or the potential ongoing annual savings, if any, that may result from any potential related reduction in personnel.

(10) Contingency

On October 23, 2006, Verizon Pennsylvania, Inc., along with a number of its affiliated companies, filed a formal complaint with the Pennsylvania Public Utility Commission (PA PUC) claiming that Penn Telecom’s intrastate switched access rates are higher than those of the Incumbent Local Exchange Carrier (ILEC) in the corresponding service area and therefore are in alleged violation of a new Pennsylvania statute. The provision that Verizon cites was enacted as part of Pennsylvania’s Act 183 of 2004. The current tariffed Penn Telecom switched access rates were filed and reviewed by the PA PUC and permitted to go into effect prior to the passage of that new statute. Consequently, we believe that Penn Telecom’s current rates were Commission permitted rates prior to enactment of the new legislation and therefore are grandfathered in place. Further, the Act 183 provisions allow Competitive Local Exchange Carrier (CLEC) rates to be higher than the corresponding ILEC’s rates so long as the CLEC can demonstrate that the higher access rates are cost justified. We engaged a consulting firm to develop a study of Penn Telecom’s costs of providing intrastate access services and have submitted that study as part of our evidentiary presentation in the Verizon proceeding before the PA PUC. We believe that the cost study demonstrates that the current Penn Telecom rates are indeed cost justified. However, the PA PUC has not yet determined a cost study methodology for use in supporting CLEC intrastate switched access rates in general, and it is therefore unknown at this time whether the PA PUC will approve the cost study methodology used by Penn Telecom to support its intrastate access rates. Verizon’s original claim requested a refund of $480, exclusive of interest, from access billings through August 2006. In a letter dated January 30, 2007, Verizon notified Penn Telecom that it was revising its complaint to reflect a more current alleged over-billing calculation that resulted in a revised claim of $1,346, exclusive of interest, through December 2006, which claim includes amounts from certain affiliates that had not been included in the original calculation. Based solely on our interpretation of the Verizon complaint and the underlying methodologies and calculations used by Verizon in arriving at their $1,346 claim through December 2006, we estimate that such amount of claim would be approximately $1,620, exclusive of interest, as of June 30, 2007. We believe that Penn Telecom’s switched access rates are permissible, and we will vigorously fight this complaint. In the event we are not successful in this proceeding, Penn Telecom’s operations could be materially adversely impacted by not only the refund sought by Verizon but more importantly by the prospective decreases in access revenues resulting from the change in its intrastate access rates, which would apply not only to Verizon and its affiliated companies that are parties to the complaint filed with the PA PUC but also to all other carriers on a non-discriminatory basis. We preliminarily estimate that the decrease in our annual revenues would be approximately $1,200 on a static basis (meaning keeping access minutes of use (MOUs) constant) if Verizon were to prevail completely in its complaint.

Penn Telecom is not alone in having intrastate access rates that are higher than those of the ILEC in the corresponding service area in which the CLEC operates. A number of CLECs in the state of Pennsylvania have intrastate access rates in excess of their respective incumbents’. Verizon has filed similar formal complaints with the PA PUC against two of Pennsylvania’s other largest CLECs, in February and April of 2007, respectively.

Verizon and its affiliated companies have continued to pay all amounts billed by Penn Telecom, including the disputed amounts. Therefore, except for invoices that may be outstanding in the normal course of business on customary thirty-day payment terms, there are no amounts contained in our accounts receivable balance as of June 30, 2007 related to this dispute. In addition, as it is currently our belief that Penn Telecom’s access rates are justified, we have not established an accrued liability related to Verizon’s claim. In the event that we are not successful in this proceeding, we may be required to record reductions in revenue in subsequent periods for all or part of the amount of Verizon’s outstanding claim as of June 30, 2007. Furthermore, if we are not successful in this proceeding, there exists a risk that other carriers may file against us claims similar to those of Verizon, and we may ultimately be liable for amounts in excess of the $1,346 claimed through December 2006 ($1,620 estimated through June 2007) solely by Verizon and its affiliated companies.

(11) Rural Telephone Bank Stock Redemption

On January 30, 2006, North Pittsburgh executed a Stock Redemption Agreement between the Rural Telephone Bank (RTB) and North Pittsburgh. The RTB had decided to liquidate and dissolve, and the redemption of the RTB stock was a required part of that liquidation. North Pittsburgh owned $19,622 in par value of RTB stock, with $19,572 of the par value in the form of RTB Class C stock and $50 in the form of RTB Class B stock. On April 11, 2006, North Pittsburgh received its payment of $19,622 for the redemption of its RTB stock and recognized a gain in the amount of the total proceeds ($19,622) received for its RTB stock.

(12) Special Dividend

On April 20, 2006, our Board of Directors declared a special 100th anniversary common stock dividend of $1.00 per share, which was paid on May 15, 2006 to shareholders of record on May 1, 2006. The $1.00 per share amounted to an aggregate cash distribution of $15,005.

(13) Accounting Changes and Recent Accounting Pronouncements

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

The Company adopted FIN 48 on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. In May 2007, the FASB released FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Please refer to Note 7 in these Notes to Condensed Consolidated Financial Statements for additional information, including the effects of adoption of FIN 48 on the Company’s consolidated financial statements.

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

While the following list of risks and uncertainties is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in or implied by the forward-looking statements are:

•	a change in economic conditions in the markets in which we operate;

•	government and regulatory policies at both the federal and state levels;

•	unanticipated higher capital spending for, or delays in, the deployment of new technologies;

•	the pricing and availability of equipment, materials and inventories;

•	changes in the competitive environment in which we operate, including the intensity of competitive activity, pricing pressures and new and/or alternative product offerings;

•	our ability to continue to successfully penetrate our edge-out markets;

•	risks associated with the proposed merger with Consolidated Communications Holdings, Inc, including failure to consummate or a delay in consummating the merger.

We also refer you to the section titled “Risk Factors” under Item 1A of our 2006 Form 10-K and the section titled “Legal Proceedings” under Part II, Item 1 of this Form 10-Q for additional discussions concerning items which pose risks and uncertainties that could affect our future results.

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

North Pittsburgh Telephone Company

North Pittsburgh, our ILEC, was founded in 1906 and operates in an approximately 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. As of June 30, 2007, we served 60,663 business and residential access lines in our ILEC territory. Over the past decade, our ILEC territory has experienced very robust population growth due to the continued expansion of suburban communities into our serving area, with the southernmost point of our territory only 12 miles from the City of Pittsburgh. Growth in business activity in our ILEC territory has accompanied the population growth.

Compared to other ILECs, the majority of which serve territories that are very rural, our ILEC benefits from the favorable demographics associated with the population and business growth that has accompanied the continued development of suburban communities north of the City of Pittsburgh. These favorable demographics, however, also put our ILEC in a much more competitive situation than many of its peers due to the fact that our competitors also view these demographics to be an attractive market. The national wireless companies have built robust networks that cover the majority of our ILEC territory. In addition, the two cable companies that overlay the majority of our territory each launched, in 2006, aggressive triple play packages of voice, video and broadband service. In general, these cable companies have very modernized networks, a high percentage of homes passed and a high penetration rate for their video services. The launch of voice offerings by our cable competitors has been the primary cause for the acceleration in our access line attrition from a loss of 1,898 lines, or 2.6%, during 2005 to an access line loss of 7,092, or 10.1%, during 2006. For the first and second quarters of 2007, we experienced a decrease in ILEC access lines of 1,771 and 883, respectively. This rate of access line loss has decreased on a sequential quarterly basis from the 3,030 access lines lost in the fourth quarter of 2006, which was the first full quarter in which our cable competitors had local number portability. Although we expect that the ILEC access line loss rate experienced in the fourth quarter of 2006 will not be representative of the ILEC access line loss rate for 2007, the loss rate will most likely still be significantly higher than we historically experienced prior to the entrance of our cable competitors into the telephony market in 2006. CLECs are not a significant competitive factor at the present time due to some of the protections still granted to our ILEC as a rural company, but CLECs more likely than not will become a larger competitive force in the future as some of the regulatory barriers to entry will most likely diminish. Even Verizon, which has core properties to the south and west of our ILEC territory, has become a competitive force as a result of its recent acquisition of MCI, which has CLEC authority in many parts of the state of Pennsylvania, including our ILEC territory.

North Pittsburgh operates a 100% digital switching network, comprised of nine central offices and 86 CSAs. The core of the network consists of two main host switches, a Nortel DMS 500 and a Nortel DMS 100. Our CSA architecture, in which nearly all loop lengths are kept to 12,000 feet or less, has enabled us to provide Digital Subscriber Line (DSL) service to 100% of our access lines. In addition, we have deployed fiber optic cable extensively throughout the network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links as well as the majority of business parks within our ILEC serving area. During 2006, we embarked on a capital construction project to further deploy fiber closer to the homes and businesses that we serve. Approximately 80% of our addressable access lines now have fiber provisioned to within 5,000 feet. We are continuing our fiber deployment in 2007 and expect to have fiber built to within 5,000 feet of over 95% of our addressable access lines by the end of 2007. This deployment of fiber will allow us to deploy a DSL product with speeds ranging between 20 to 25 megabits per second, a substantial increase over our current maximum speed of 3 megabits per second. During 2006, we also upgraded our data transmission network to a gigabit Ethernet backbone using a Multiple Protocol Label Switching (MPLS) network that will more efficiently and effectively handle the increased bandwidth demands of our network, especially our next-generation DSL products as well as our business class Ethernet offerings. We believe that these investments will enable us to offer products and services that will satisfy the growing customer demand for broadband and multi-megabit services, which we believe is a key factor for our future success.

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

Our sales strategy in our edge-out markets has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and healthcare facilities, offering local and long distance voice services as well as broadband services including DSL and multi-megabit metro Ethernet. Our fiber-based network, comprised of multiple rings, enables us to compete against Verizon and other CAPs by offering high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other CLECs. We have also deployed an MPLS network to handle the core routing and transport of our metro Ethernet in the First Mile products, as it provides a much more efficient method of aggregating, transporting and managing our Ethernet offerings. As of June 30, 2007, Penn Telecom served 42,250 access lines and 24,449 access line equivalents1, for a grand total of 66,699 equivalent access lines.2 Over the course of the last twelve months, Penn Telecom has added 385 access lines and 3,019 access line equivalents.

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

Employees

At June 30, 2007, the Company, through all of its subsidiaries, employed 306 persons. Approximately 32% of the Company’s employees are covered under collective bargaining agreements. In October 2004, North Pittsburgh’s bargaining employees ratified a new labor contract with the Communications Workers of America (CWA) that will remain in effect until September 30, 2007. Also, in September 2005, Penn Telecom’s bargaining employees ratified a new labor contract with the CWA that will remain in effect until August 31, 2008.

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

Broadband growth has been a bright spot in the overall industry during the past several years. However, the broadband market is very competitive, with little differentiation to the end-user customer between products offered by telephone and cable companies and alternative broadband providers. As such, pricing has been the main focus in winning new customers and retaining existing customers. Although the costs to deliver broadband technologies have decreased over the past several years, profit margins have continued to be squeezed by pricing decreases to customers.

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

Highlights and Outlook

Net income for the six-month period ended June 30, 2007 was $5,216, or $.35 per share, as compared to $21,984, or $1.47 per share, for the comparable prior year period. Significant items that were not routine in nature impacted both periods. As discussed in more detail in Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q, we recorded $6,468 in curtailment and special termination benefit expenses during the first quarter of

2007 that were associated with the election of 40 employees to retire under the voluntary early retirement incentive program that was in place through March 31, 2007 at our North Pittsburgh subsidiary. On an after tax basis, the curtailment and special termination benefit expenses resulted in a $3,784 decrease in net income recorded for the six-month period ended June 30, 2007. Also, in connection with the activities that have resulted in the Merger Agreement with Consolidated, we have incurred strategic alternatives expenses of $718 related to financial advisory, legal and other fees during the second quarter of 2007; on an after tax basis, these expenses reduced net income recorded for the six-month period ended June 30, 2007 by $420. With respect to the prior year comparable period, as discussed in more detail in Note 11 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q, our North Pittsburgh subsidiary received its redemption payment of $19,622 from the RTB during the second quarter of 2006. We recognized a gain in the full amount of the proceeds received, which, on an after tax basis, contributed $11,479 to the net income recorded for the six-month period ended June 30, 2006. The remainder of the decrease in net income was primarily attributable to the decline in revenues discussed below.

Revenues for the six-month period ended June 30, 2007 decreased $3,701, or 7.1%, from the prior year comparable period. Revenues continue to be negatively affected by the level of competition experienced in our ILEC territory, as the two main cable companies whose service areas overlap the majority of our ILEC territory launched their own proprietary voice services in the beginning of 2006. Over the past twelve-month period, we experienced a 7,480, or 11.0%, access line decrease in our ILEC territory. The addition of 385 access lines in our CLEC edge-out markets over that same twelve-month period was not enough to offset the loss of access lines in our ILEC market, resulting in a $894 decrease in local dial tone revenues during the six-months ended June 30, 2007. The effect of competition, however, has been more pronounced on our toll revenues, as we have experienced a $1,022 decrease in such revenues in the six-months ended June 30, 2007 over the prior year comparable period. We have been aggressive in promoting newer calling plans with either unlimited or flat rate toll at different tiered MOU levels in order to match competitive offerings. By doing so, we have actually been very successful in winning customers in our ILEC territory from the traditional IXCs, although this is detrimental in the short-term to our originating access revenues. In addition, we have been aggressive in marketing these newer plans to our existing toll customers, who may have been on higher rated calling plans. As a result of the combination of winning toll customers away from the traditional IXCs and the conversion of existing customers on higher rated plans, we have experienced an approximate 4,350 subscriber line increase to our unlimited packaged plan, 1000 anytime minutes plan and 250 anytime minutes plan in our ILEC territory. These plans, however, have been aggressively priced to compete with plans marketed by our competitors, such as wireless carriers, VoIP providers and the two main cable companies in our ILEC territory. For instance, in 2005, we charged over $55.00 on average for the individual services that now comprise our unlimited calling plan (local dial tone, toll and enhanced features). Today, we have priced our unlimited calling plan at $39.95, with a six-month promotional price of $29.95 (as a stand-alone service) or $19.95 (when combined with DSL). Although our proactive approach to signing up customers to these newer priced plans most likely has resulted in an acceleration of our revenue decrease in the short-term, we believe that these customers will have less incentive to switch to one of our competitors’ offerings in the future and that our strategy will ultimately prove beneficial to our long-term results, especially when considering the other revenue sources (such as local dial tone revenues, access revenues and Universal Service Fund (USF) revenues) that we lose if a customer switches to a competitor.

In addition, access revenues have decreased from the prior year comparable period, mostly due to a decrease in overall access MOUs on our network and from a decrease in revenues recognized from the National Exchange Carrier Association (NECA) pool in which our ILEC, North Pittsburgh, participates. Broadband growth has been a bright spot, although the $221 increase in such revenues for the first six months of 2007 over the prior year comparable period was not enough to offset the impact of the above-mentioned effects of the decreases in local dial tone, toll and access revenues.

For the remainder of 2007, we believe that revenues will continue to trail those amounts earned during the comparable 2006 periods due to multiple factors. First, as discussed in more detail in the “Regulatory Environment” section below in this Item 2 in this Form 10-Q, interstate revenues for our ILEC will be negatively impacted by both the normal modifications to the NECA average schedule formulas as well as the structural changes to those formulas that were made with the NECA tariff filing for the July 1, 2006 through June 30, 2007 period as well as from the modifications to the average schedule formulas for the July 1, 2007 through June 30, 2008 period. Second, as noted above, we have seen intense competition in our ILEC market over the last twelve months as the two cable companies that overlap the majority of our incumbent market have launched and are heavily promoting their proprietary telecommunications offerings. Our ILEC continues to enjoy several forms of regulatory protection regarding non-facilities based competition, and the entry into our market by the cable companies marks the first main thrust of competition from non-wireless service providers, other than the competition we have experienced in the past and continue to experience from facilities based CAPs competing for larger business customers. We have also begun to experience some competition from CLECs, as several have recently negotiated interconnection agreements and have begun to offer services to customers within our ILEC’s territory. For the first quarter of 2007, access lines in our ILEC territory decreased by 1,771, which represented a 42% decline in the access line loss rate from the 3,030 access lines lost in the fourth quarter of 2006, our highest recorded quarterly loss of access lines. For the second quarter of 2007, the access line loss rate in our ILEC territory continued to improve, with the net loss declining to 883 lines, which represented a 71% reduction in the access line loss rate from the fourth quarter of 2006. The fourth quarter of 2006 was the first full quarter that number portability was available to our cable competitors. Although we expect that our ILEC access line loss rate experienced in the fourth quarter of 2006 will not be representative of the ILEC access line loss rate for 2007, the loss rate will most likely still be higher than we historically experienced prior to the entrance of our cable competitors into the telephony market in 2006. In addition, pricing pressures are anticipated to continue for the majority of the products and services that we provide.

We expect that new revenue generation will continue to be driven by the addition of new customers in our edge-out markets, by the introduction of new products and services and by further broadband penetration. The capital investments that we have made in 2006 and continue to make in 2007 to push fiber deeper into our ILEC network will allow us to deploy our next generation DSL product during 2007. We have been achieving speeds ranging from 20 to 25 megabits per second in our current trials of that product, and we anticipate launching enhanced broadband services on a broader base in the later part of 2007, with additional deployments throughout 2008. For a period of time, this product should give us an important differentiating factor from the broadband products offered by our cable competitors because our product is approximately three times faster than our competitors’ products. In addition, we have seen robust growth in our multi-megabit metro Ethernet product, which we expect will continue throughout 2007. We will continue to focus to an even greater extent on bundled product offerings, which we anticipate will continue to drive value to our customers and serve as a tool for retention of our existing customer base. We have also introduced a business grade VoIP product, which we anticipate will enable us to further penetrate our existing edge-out markets as well as allow us to expand into adjacent new markets that previously were less attractive from a full facilities based edge-out approach.

With the backdrop of the decreases in revenues resulting from the loss of access lines in our ILEC territory and the negative developments we have been experiencing with respect to our access revenues, we have been working diligently on expense reduction initiatives. First, during 2006, we restructured our healthcare plans, which once restructured, were put through a competitive bidding process with various healthcare providers. As a result, our overall costs associated with our healthcare plans for active employees decreased by approximately $900 on an annualized basis, effective with the plans’ years beginning January 1, 2007. Second, we restructured the postretirement benefit plans at our North Pittsburgh subsidiary by amending North Pittsburgh’s Pension Plan to freeze the future pension benefit accrual effective December 31, 2006 for those employees not covered by the collective bargaining agreement. The freezing of the benefit accrual was partially offset by an enhanced formula for employer contributions into the North Pittsburgh 401(k) plan. As a result of the net effects of the amendments to the Pension Plan and 401(k) plan, the positive impact of the Pension Plan’s 14% return on plan assets experienced in 2006, and the positive impact experienced in our postretirement healthcare plan from the aforementioned decrease in healthcare costs effective January 1, 2007, our costs associated with postretirement benefits decreased by approximately $720 in the first six months of 2007 over the prior year comparable period (exclusive of the one-time charges associated with the early retirement incentive program discussed immediately below). Finally, as discussed in more detail in Note 9 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q, we implemented a voluntary early retirement incentive program for certain eligible non-union employees of North Pittsburgh through March 31, 2007. There were 40 employees who elected to retire under the voluntary early retirement incentive program, and we recorded $6,468 in curtailment and special termination benefit expenses associated with those retirements and a corresponding re-measurement of the North Pittsburgh Pension Plan and postretirement healthcare and life insurance plans. Cash flows from operations were not impacted by these charges during the first six months of 2007 because there were no cash severance or lump sum benefit options or enhancements associated with the voluntary early retirement incentive program. We have realized immediate ongoing annual cost savings of approximately $2,600 as a result of this program and corresponding reduction in personnel, and we estimate an ultimate annual cost savings of approximately $3,300 once fully phased-in.

We have benefited from investments we made in the last two decades in three wireless partnerships, all of which today are majority owned and operated by Verizon Wireless. Instead of deploying the majority of our investment capital into forming and operating our own wireless business, in which we would have been at a tremendous disadvantage competing in a market dominated by national carriers with billions of dollars in capital resources, we alternatively invested in three wireless partnerships serving Pittsburgh and other portions of Western Pennsylvania. Total equity income recorded from our investments in the wireless partnerships increased $662 in the first six months of 2007 over the comparable prior year period.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, included in this quarterly report and with our audited financial statements, and notes thereto, included in our 2006 Form 10-K.

Six Months Ended June 30, 2007 and 2006

Net income for the six-month period ended June 30, 2007 was $5,216, or $.35 per share, compared to net income of $21,984, or $1.47 per share, for the comparable prior year period. The decrease in net income was attributable to the following factors:

Operating Revenues

For the six-month period ended June 30, 2007, total operating revenues decreased $3,701, or 7.1%, from the comparable period in 2006. This decrease was the result of decreases in local network services revenues of $1,184 (7.8%), long distance and access services revenues of $2,536 (8.3%) and directory advertising, billing and other services revenues of $106 (14.5%), offset partially by an increase in other operating revenues of $125 (2.0%).

Decreases in local network services revenues of $1,184, or 7.8%, were primarily attributable to the following factors:

•

Local dial tone revenues decreased $894 as a result of total access lines (including CLEC) decreasing by 7,095 lines, or 6.4%, from 110,008 access lines as of June 30, 2006 to 102,913 access lines as of June 30, 2007. More specifically, the total decrease was a result of a 7,480 access line decrease in our ILEC market offset partially by a 385 access line increase in our edge-out markets.

•

Enhanced feature revenues (which include revenues from custom calling features such as voicemail, caller ID, call waiting, etc.) decreased $217, mostly as a result of deep discounts offered on these services when a customer subscribes to one of our bundled calling plans. The decline in access lines has also contributed to a decrease in enhanced feature revenues.

•

PRI revenues generated from end-users and the local reciprocal compensation revenues earned from terminating local traffic generated mostly from data PRIs decreased by $91. The consolidation of our ISP customer base, which has led to the elimination of redundant and excess facilities, the general decline in the dial-up Internet market and the migration of some ISP customers to managed host providers have led to the decline in data PRIs and their associated MOUs.

The decrease in long distance and access services revenues3 of $2,536, or 8.3%, was primarily attributable to the following factors:

•	Access revenues decreased $2,021, primarily due to the following factors:

-	During the first six months of 2007, three factors impacted North Pittsburgh’s interstate access revenues recognized from the NECA pool. First, as described in more detail in the “Regulatory Environment” section below in this Item 2 in this Form 10-Q, interstate revenues for North Pittsburgh were negatively impacted by both the normal annual modifications to the NECA average schedule formulas as well as the structural changes to those formulas that became effective July 1, 2006. Revenues for the six-month period ending June 30, 2007 decreased by approximately $680 as a result of the new average schedule formulas. Second, average schedule formulas are driven by demand data, the most important of which are access lines and interstate access MOUs. In conjunction with the access line and interstate access MOU decreases experienced by North Pittsburgh, its revenue requirement from the NECA average schedules decreased by approximately $460 for the first six months of 2007, on a static basis (meaning keeping the average schedule formulas constant with those respective formulas in effect during the first six months of 2006; as such, this $460 decrease is related solely to demand data and is exclusive of the $680 decrease attributable to the change in the average schedule formulas discussed above). Third, the revenue generated by the NECA traffic sensitive pool has recently been lower than that amount which the pool would be authorized to earn at its traditional 11.25% rate of return. We estimate that North Pittsburgh’s revenues have been negatively impacted by approximately $250 during the six-month period ending June 30, 2007 as a result of this “under earnings” in the NECA traffic sensitive pool.

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

-	We have experienced a decrease in overall access MOUs on our network. Part of the decrease in revenues derived from billing access MOUs to IXCs is due to our cannibalization of originating access MOUs on our ILEC network as a result of our increased penetration of toll subscribers in our ILEC territory. We have been aggressive in promoting calling plans with either unlimited or flat rate toll at different tiered MOU levels and have won a greater share of subscribers from traditional IXCs. Although total access lines in our ILEC market decreased by 7,480 lines over the past twelve months, actual toll MOUs generated by our customers in our ILEC market during the first six months of 2007 increased by approximately 4.7 million MOUs over the prior year comparable period. This results in a shift in revenues received previously in the form of originating access from IXCs to toll revenues received directly from our end-user customers. We estimate that this cannibalization of originating access MOUs accounted for approximately $200 of the decrease in access revenues. Absent this cannibalization, access MOUs decreased by approximately 6%, which is commensurate with the overall decrease in aggregate access lines we experienced over the last twelve months in combination with the industry-wide shifting of wireline telephony voice MOUs to wireless and alternative communication technologies such as email, instant messaging and VoIP.

•

Overall toll revenues decreased $1,022. We have continued to be successful in bundling toll in our edge-out markets (in which the number of access lines grew by 385), with nearly an 84% subscription rate. In addition, as mentioned above, we have also been successful in winning customers in our ILEC territory from the traditional IXCs and have been very proactive in an effort to switch our existing toll customers to our newer calling plans. These plans, however, have been aggressively priced to compete with plans marketed by our competitors, such as wireless carriers, VoIP providers and the two main cable companies in our ILEC territory, which have recently launched their own telephone services. Although our proactive approach to signing up customers to these lower priced plans most likely has resulted in an acceleration of our revenue decrease in the short-term, we believe that these customers will have less incentive to switch to one of our competitor’s offerings in the future and that our strategy will ultimately prove beneficial to our long-term results, especially when considering the other revenue sources (such as local dial tone revenues, access revenues and USF revenues) that we lose if a customer switches to a competitor. We do expect, though, that over the short-term our toll revenue will continue to be negatively impacted by our proactive conversion of customers to our newer calling plans and that, over the long-term, pricing pressures on toll will continue to put downward pressure on the average effective revenue per MOU we receive.

Partially offset by:

•

Revenues generated from special access circuits increased approximately $507, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold in our ILEC territory. There has been an increase in trunking from wireless carriers and, with continued business growth in our ILEC territory, an increase in special access circuits ordered by large IXCs to corporate accounts. Special access revenues were also positively impacted by an increase in revenues earned from early termination charges on circuits that were removed prior to the end of their contracted terms.

The decrease in directory advertising, billing and other services revenues of $106 was mostly a result of the prior year period including a positive $74 true-up of North Pittsburgh’s revenue earned from its 2005 directory book upon final settlement with its directory partner. In addition, revenues earned from carrier billing and collection services decreased $28.

The increase in other operating revenues of $125, or 2.0%, was primarily due to a $221 increase in DSL and multi-megabit metro Ethernet revenues. Combined DSL lines (both wholesale and retail) sold increased from 15,120 as of June 30, 2006 to 16,572 as of June 30, 2007. Also, our multi-megabit metro Ethernet product, which is currently geared mostly for business applications and can deliver speeds from 1 to 100 megabits, has experienced growth. These increases were partially offset by a $96 decrease in dial-up Internet revenues.

Operating Expenses and Net Operating Income

For the six-month period ended June 30, 2007 total operating expenses increased $5,978, or 15.3%, from the comparable period in 2006. The change was the result of curtailment and special termination benefit expenses of $6,468 and strategic alternatives expenses of $718 recognized during the first six months of 2007 and an increase in depreciation and amortization expenses of $718 (11.3%), offset partially by decreases in network and other operating expenses of $1,794 (5.8%) and operating taxes of $132 (7.0%).

The $6,468 of curtailment and special termination benefit expenses was a direct result of the election of 40 employees to retire under the voluntary early retirement incentive program that was in place through March 31, 2007 at our North Pittsburgh subsidiary, as discussed in more detail in Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q.

The $718 of strategic alternatives expenses was incurred in connection with the activities that have resulted in the Merger Agreement with Consolidated and relate to financial advisory, legal and other fees for services rendered during the second quarter of 2007.

The increase in consolidated depreciation and amortization expenses of $718, or 11.3%, was predominately due to the growth in our depreciable asset base (gross property, plant and equipment), which grew by $12,000 over the course of the past twelve months. Furthermore, a higher ratio of new additions to our depreciable asset base consisted of data-centric equipment, which has shorter useful lives than our average depreciable base.

The decrease in network and other operating expenses of $1,794, or 5.8%, was primarily due to the following factors:

•

A combined labor and benefit expenses decrease of approximately $2,100, or 15%, for the six-month period ended June 30, 2007 over the comparable period in 2006. Current benefit expenses were a contributing factor to the decrease, as we experienced decreases in medical insurance premiums of approximately $550 as the result of the restructuring and subsequent competitive bidding of our healthcare plans and an overall reduction in the number of employees. Postretirement benefit expenses, as described in more detail primarily in Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q, decreased by approximately $720 (excluding the additional expense due to curtailment and special termination benefits that are classified as a separate line item and are described separately above) in the first six months of 2007 over the prior year comparable period. Wages also declined by approximately $740 as a result of a reduction in headcount, offset partially by the normal year over year wage increases.

•

Total operational support system (OSS) expenses decreased approximately $210, mostly as a result of costs incurred in the second quarter of 2006 associated with the migration to a new billing system at one of our subsidiaries.

Partially offset by:

•

An approximate $475 increase in professional services rendered during the first six months of 2007, primarily related to increases in legal, auditing, Securities and Exchange Commission reporting and human resources expenses.

The decrease in operating taxes of $132 was mainly due to a $92 decrease in Pennsylvania gross receipts tax expense as a result of the decline in revenues described above as well as a $60 decrease in Pennsylvania capital stock tax as a result of a decrease in the millage rate for 2007.

Overall, the decrease in total operating revenues of $3,701, coupled with the increase in total operating expenses of $5,978, resulted in an $9,679 decrease in net operating income for the six-month period ended June 30, 2007 over the comparable prior year period. As discussed above, two primary contributing factors to the decrease in net operating income were the $6,468 of curtailment and special termination benefit expenses recorded in connection with the retirements under the voluntary early retirement incentive program and the $718 of strategic alternatives expenses. Operating income from all other sources for the six-month period ended June 30, 2007 declined $2,493, or 18.8%, over the comparable prior year period.

Other Items

Interest expense decreased for the six-month period ended June 30, 2007 by $109 due to the continued scheduled pay-down of our Federal Financing Bank (FFB) notes and capital lease obligations.

Interest income decreased by $78 for the six-month period ended June 30, 2007 due to a decline in the average invested cash balance during the first six months of 2007. The decrease in the average invested cash balance was partially offset by increases in the average interest rate received on our temporary investments. Our average interest rate earned on temporary investments was 5.2% during the six-month period ended June 30, 2007 as compared to 4.6% during the comparable prior year period.

Equity income of affiliated companies increased $634 in the six-month period ended June 30, 2007 over the comparable prior year period, due mainly to a $662, or 15.8%, increase in the amount of income generated from the Company’s limited partner interests in three wireless partnerships. These partnerships, all of which are majority owned and operated by Verizon Wireless, have continued to show strong growth in number of customers and operating results. Customer growth for the Pittsburgh SMSA, RSA 6 I and RSA 6 II partnerships over the last twelve months was 12%, 21% and 12%, respectively. In addition, equity income was positively impacted by $54 as a result of the additional 2.3825% interest in the RSA 6 I partnership that North Pittsburgh purchased in December of 2006.

Gain on redemption of investment, which totaled $19,622, reflects the gain recognized in the second quarter of 2006 from the redemption of our North Pittsburgh subsidiary’s RTB stock (as discussed in more detail in Note 11 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q).

The changes in sundry expense (net) were not material.

Three Months Ended June 30, 2007 and 2006

Fluctuations in revenue, operating expenses and other income (expenses) for the three-month period ended June 30, 2007, as compared to the same quarterly period in 2006, were generally attributable to the same reasons discussed in the six-month comparison above.

Liquidity and Capital Resources

	June 30 2007	December 31 2006
Cash and temporary investments	$46,825	$49,518
Working capital	$46,261	$45,748
Long-term debt (including current maturities)	$16,970	$18,512

Cash and temporary investments were $46,825 at June 30, 2007 as compared to $49,518 at December 31, 2006. The decrease was a result of cash flows used for investing and financing activities exceeding those cash flows provided by operating activities. Cash flows from operating activities from continuing operations were $7,160 for the six-month period ended June 30, 2007, a $3,691 increase from the comparable prior year period. The increase in cash flows from operating activities from continuing operations was partially due to the fact that we made $2,700 of contributions into the North Pittsburgh Pension Plan in the first six months of 2006. Because of the elective tax-deductible contributions made by North Pittsburgh from 2003 through 2006, the above average returns of the Pension Plan’s assets over the course of the past several years and the freezing of Pension Plan benefit accruals for non-bargaining unit employees effective December 31, 2006, no minimum contribution to the Pension Plan is required for 2007 because North Pittsburgh has a $6,900 funding credit. With the completion of the voluntary early retirement incentive program that extended through March 31, 2007, we are in the process of re-evaluating the funded status of the Pension Plan and, subsequent to the completion of the re-evaluation, will make a decision at a later point in 2007 as to what amount of contribution, if any, we will make to the Pension Plan during 2007. Second, SFAS 95, “Statement of Cash Flows”, prescribes that all income taxes paid be classified as operating cash outflows, regardless of whether the underlying transactions or events which produced the taxable income were operating, investing or financing in nature. Although the $19,622 in cash received by North Pittsburgh in conjunction with the redemption of its RTB stock in the second quarter of 2006 is classified as cash provided by investing activities, the approximate $3,090 in taxes paid through June 30, 2006 in association with this transaction therefore are classified in operating activities. Similarly, we made a payment in the amount of approximately $1,960 during the second quarter of 2007 associated with our final tax obligation from the RTB stock redemption. As such, cash flows from operating activities from continuing operations for the six-months ended June 30, 2007 benefited from approximately $1,130 less in income taxes paid relating to the RTB stock redemption. Third, cash flows from operating activities from continuing operations for the six-month period ended June 30, 2007 also benefited from approximately $1,460 less in non-RTB related federal and state income tax extension payments as compared to the prior year six-month period. The three specific factors mentioned above were partially offset by the fact that cash flows from all other operating activities from continuing operations decreased $1,599 as a result of a decrease in cash operating income during the first six months of 2007.

Cash flows used for investing activities from continuing operations were $1,841 for the six-month period ended June 30, 2007, a $16,159 change from the $14,318 of cash flows provided by investing activities from continuing operations for the comparable prior year period. The decrease was primarily the result of the $19,622 in proceeds received from the redemption of North Pittsburgh’s RTB stock in the second quarter of 2006, partially offset by a $2,733 reduction in expenditures for capital additions and a $582 increase in distributions received from affiliated companies. The majority of the decrease in expenditures for capital additions is due to the fact that the six-month period ended June 30, 2006 included higher levels of OSS expenditures associated with a billing system conversion made during 2006 as well as expenditures related to the installation of a gigabit Ethernet core transmission backbone. In addition, only nominal expenditures associated with our routing and server capacity additions have been made during the first six months of 2007, because we purchased new core routers and additional server capacity in 2006. The $582 increase in distributions received from affiliated companies was due to a $782 increase in the distributions received from our investments in three wireless partnerships as they experienced a continued improvement in their income and cash flows generated, offset partially by a $200 decrease in distributions from our investment in Boulevard.

We expended $8,012 during the six-month period ended June 30, 2007 for financing activities from continuing operations, which included cash dividends and the scheduled repayments of debt and capital lease obligations. The amount was $14,676 lower than the prior year period, mostly as a result of a $14,705 decrease in dividends paid by reason of a $15,005 ($1.00 per share) special dividend paid in the second quarter of 2006, offset partially by a $300 increase in regular quarterly dividends paid during the first six months of 2007 over the prior year comparable period.

Temporary excess funds were invested in short-term cash equivalents with maturity dates scheduled to coincide with tax payment due dates, debt principal payments, dividend payment dates and other predictable cash needs. We expect to continue the investment of such excess funds throughout 2007, which should enable us to meet all short-term obligations.

Working capital levels at June 30, 2007 increased $513 from December 31, 2006. Although we experienced a $2,693 decrease in cash as described above, a portion of those cash expenditures related to the payment of current liabilities (primarily income tax liabilities) that were outstanding at December 31, 2006 and therefore had a neutral impact on overall working capital levels.

The decrease in long-term debt was a result of scheduled principal repayments of $1,542 during the six-month period ended June 30, 2007. We funded 100% of our 2007 year-to-date expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at June 30, 2007 to the FFB under this loan was $16,970, with all advances having a maturity date of December 31, 2012. The unadvanced amount of this facility as of June 30, 2007 was $34,764. North Pittsburgh can draw against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of June 30, 2007, North Pittsburgh had approximately $5,243 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $80,999, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or make any other distributions to its shareholder, or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $11,938 of North Pittsburgh’s retained earnings were available for dividends and other distributions to the Registrant as of June 30, 2007. The Registrant has no restrictions on the amount of its retained earnings that are available for dividends and other distributions to its shareholders. Based on the respective financial calculations as of June 30, 2007, the aforementioned restrictions on North Pittsburgh’s dividends and distributions to the Registrant would not have caused a restriction in our ability to pay dividends and other distributions to our shareholders in the full amount of the $46,825 of our consolidated cash and temporary investments available as of June 30, 2007.

North Pittsburgh also has available through June of 2009 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1-1/2%. No borrowings have been taken against the line of credit and there are no commitment fees associated with it.

We expect cash flows provided by operating activities and cash reserves over the next twelve months to be sufficient to service long-term debt and capital lease obligations, to pay dividends and to finance all capital projects. We initially projected a capital expenditure program for 2007 in the range of $14,000 to $15,000, which would have represented a $1,000 to $2,000 decrease over those amounts expended in 2006. The $1,000 to $2,000 decrease in expected expenditures for 2007, as initially projected, is mostly due to the fact that 2006 contained higher levels of OSS expenditures associated with the billing system conversion during 2006 as well as the fact that we expect only nominal expenditures associated with our routing and server capacity additions during 2007 because we purchased new core routers and additional server capacity in 2006. Our capital program for 2007 continues the program we started in 2006 to deploy fiber deeper into our ILEC network, which will enable us to provide more advanced data offerings and potentially other broadband based product offerings throughout the majority of our ILEC territory. Approximately 80% of our addressable ILEC access lines are currently served by loops that have fiber built to within 5,000 feet of the premise. We expect to complete that build out of the majority of the remainder of our ILEC territory in 2007. In addition, our 2007 capital program included the beginning of the deployment of our next generation DSLAMs, which should be able to deliver speeds of between 20 to 25 megabits per second, a substantial improvement over our current 3 megabit product. However, because of the considerations and activities that have resulted in the Merger Agreement with Consolidated, we delayed our final vendor selection and commencement of DSLAM deployments that we originally projected to occur during the second quarter of 2007. The DSLAM is a critical component of the overall broadband network, which is the fundamental basis for the deployment of services such as video. Consequently, vendor and product alignment of all the multiple elements of a video transmission is essential. We now are in the process of reassessing our requirements and vendor selection, and expect to deploy our next generation DSLAMs later in 2007. Depending upon when the final network requirement determinations are made, DSLAMs are ordered and delivered, and installation can be accomplished, it is probable that some of the expenditures that we originally projected as part of our 2007 capital plan will be deferred until 2008. In addition, several million dollars of our anticipated 2007 capital expenditure program relate to success-based customer additions in our CLEC edge-out markets that require capital and network capacity additions. Any substantial variations from our underlying customer addition projections could cause the success-based capital expenditures to deviate from those amounts included in our capital expenditure projections above. Although we expect to continue to have the necessary cash flows from operations and cash reserves to internally finance 100% of our projected capital expenditures, due to the low cost financing available through the RUS for qualified North Pittsburgh capital expenditures, we may request advancements from the RUS facility in the future.

We refer you to our Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2006 Form 10-K for a disclosure and discussion of our aggregate contractual obligations and purchase commitments as of December 31, 2006. Scheduled payments of $2,033, $674, $184 and $1,164 were made to reduce the outstanding long-term debt (principal and interest), capital lease, operating lease and OSS obligations, respectively, during the first six months of 2007. We refer you to Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for information about contingent contractual obligations under the Merger Agreement, the Company’s engagement letter with its financial advisor and the Company’s Shareholder Approval Bonus Plan.

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

North Pittsburgh has interconnected with several facilities-based CLECs that offer competitive services to customers within the North Pittsburgh service territory.

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

While these two FCC rulings have addressed the applicability of access charges to specific services that utilize IP to provide voice or toll calling services, various questions regarding the full scope of regulations that will apply in general to VoIP services are still unresolved and will be addressed in the VoIP NPRM. Certain specific issues regarding the application of access charges to VoIP and enhanced services may also be addressed prior to completion of the VoIP NPRM proceeding as a result of several other petitions that are currently pending before the FCC. The outcome of these petitions and the NPRM proceeding will affect North Pittsburgh and Penn Telecom because: 1) VoIP services compete directly with the local and toll service offerings of North Pittsburgh and Penn Telecom, 2) we are a provider of VoIP services, and 3) both North Pittsburgh and Penn Telecom receive a portion of their revenues from access charges, the applicability of which to various forms of IP and enhanced services traffic is being reviewed in these petitions and the NPRM. Because the outcomes of the petitions and the NPRM proceeding are unknown at this time, we are unable to determine the effect such actions may have on our operations and revenues.

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

As a relatively large average schedule company, North Pittsburgh was affected by these reductions in settlements. The new formulas will cause a reduction of approximately $210 per month (or approximately $2.5 million annually) in North Pittsburgh’s interstate settlements when the reductions are fully phased in. The projected $210 per month reduction consists of two elements: an approximately $60 per month decrease related to the normal year-over-year changes in overall average schedule formulas and an approximately $150 per month decrease related to the structural changes to the formulas. The $60 per month decrease that pertains to the normal changes in the formulas resulted in an immediate decrease in settlement revenues effective July 1, 2006. Under the two-year phase-in of the reduction in settlements relating to the structural changes in the formula approved by the FCC, the $150 per month decrease related to the structural changes has not been recognized in its entirety immediately; rather, that reduction is being phased in ratably over a twenty-four month period of time ending June 30, 2008.

On December 21, 2006, NECA filed with the FCC its most recent annual proposed modifications of the average schedule formulas. In that filing, NECA proposed to revise the formulas for average schedule interstate settlement disbursements for interstate access services provided during the period July 1, 2007 through June 30, 2008. In this filing, NECA again not only proposed changes to the average schedule formulas based on the normal projected changes in cost and demand for the July 1, 2007 through June 30, 2008 period but also proposed additional structural changes to the formulas in order to more closely align average schedule company settlements to the companies’ estimated interstate revenue requirements based on statistical sampling.

In this filing, NECA proposed lowering the settlement rates for all average schedule companies, which resulted in a proposed overall decrease of approximately 7.27%, assuming constant demand; however, the individual impact on each average schedule company would depend on its size and demand characteristics, with the majority of companies experiencing a decrease in settlements in a range between 5% and 15%. According to NECA, the decreases reflect ongoing overall reduced cost levels of average schedule companies as well as decreases associated with structural changes to the Line Haul Distance Sensitive formula, which reimburses companies for the costs of transporting interstate calls.

Due to the significant decrease in interstate settlements that would be experienced by some companies, the NECA filing, similar to the previous year’s filing, also recommended that the FCC consider implementing a two-year phase-in of the reduction in settlements. The filing included a detailed procedure on how that phase-in might be accomplished.

On June 8, 2007, the FCC issued an order approving the NECA-proposed revised average schedule formulas for the July 1, 2007 through June 30, 2008 period, as well as the proposed two-year phase-in. The new formulas will cause a reduction of approximately $100 per month (or approximately $1.2 million annually) in North Pittsburgh’s interstate settlements when the reductions are fully phased in. This estimated reduction is related solely to the proposed changes for the average schedule formulas proposed by NECA in its filing for the July 1, 2007 through June 30, 2008 period and is independent of the reduction in settlements already being experienced by North Pittsburgh from the average schedule formulas being phased in pursuant to NECA’s filing with respect to the July 1, 2006 through June 30, 2007 period (discussed above). The projected $100 per month reduction consists of two elements: an approximately $40 per month decrease related to the normal year-over-year changes in overall average schedule formulas and an approximately $60 per month decrease related to the structural change to the Line Haul Distance Sensitive formula. Similar to the current phase-in plan, the $60 per month decrease related to the structural change will not be recognized in its entirety immediately; rather, the reduction will be phased in ratably over a twenty-four month period of time beginning July 1, 2007.

In summary, we estimate that North Pittsburgh’s annual revenues realized through the NECA average schedule formulas will eventually decrease by approximately $3,700 on an annualized basis (assuming constant demand data) as a result of the changes made to the July 1, 2006 through June 30, 2007 average schedules already in effect and the approved changes to the July 1, 2007 through June 30, 2008 average schedule formulas. Revenues for the first six months of 2007 were negatively impacted by approximately $680 as compared to the prior year comparable period because of these normal and structural changes to the NECA average schedule formulas. The full impact of the changes in the current and pending schedules will be realized starting July 1, 2009.

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

On December 16, 2004, the PA PUC adopted an Order instituting an investigation regarding the intrastate access charges and intraLATA toll rates of rural carriers in Pennsylvania and the effect on those charges and rates if the PA PUC were to reduce disbursements from the PA USF to the rural carriers or if it were to broaden the base of contributors to include carriers that do not currently pay into the fund. The proceeding, which is subject to a stay order, will also address the ramifications of changes to the Pennsylvania Public Utility Code set forth in Act 183 that affect access rate setting for both Local Exchange Carriers (LECs) and CLECs. Under the Act 183 changes to the Public Utility Code, the PA PUC may not require a LEC to reduce intrastate access rates except on a revenue neutral basis. The Act 183 changes also set limits on a CLEC’s ability to charge intrastate access rates higher than the rates charged by the ILEC serving the area in which the CLEC is offering service unless such rates are cost justified. The procedures regarding the PA PUC’s implementation of these rate setting limitations will be determined in this access charge and USF proceeding.

This proceeding may affect both North Pittsburgh’s and Penn Telecom’s ability to set access charge rates. The proceeding also may affect the amount of funding that North Pittsburgh receives from the PA USF and the amounts that North Pittsburgh and Penn Telecom contribute to that fund. Currently, North Pittsburgh’s annual receipts from and contributions to the PA USF total $5,215 and $305, respectively. Penn Telecom receives no funding from the PA USF but currently contributes $170 on an annual basis. A number of parties to the proceeding filed a petition asking that the PA PUC delay any action in regard to the PA USF and intrastate access charges until such time as the FCC takes action in regard to intercarrier compensation issues. On August 11, 2005, the PA PUC adopted an Order, which was entered on August 30, 2005, in which it granted a stay of the investigative proceeding for a period not to exceed twelve months, unless further extended by the PA PUC, or until the FCC issues its ruling in its Unified Intercarrier Compensation proceeding, whichever occurs earlier. On August 30, 2006, a number of parties, including North Pittsburgh, filed a joint motion with the PA PUC requesting a further stay of an additional twelve months to allow the FCC to complete its proceeding regarding intercarrier compensation reform because the FCC action may impact intrastate access rates. The motion for stay was opposed by a number of parties. However, on November 15, 2006, the PA PUC entered an order granting the request for stay pending the outcome of the FCC Unified Intercarrier Compensation proceeding or for one year, whichever is earlier. The current PA USF was continued under the existing regulations during the period of the stay.

As described in more detail in Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 and also discussed in Part II, Item 1 “Legal Proceedings” of this Form 10-Q, on October 23, 2006, Verizon Pennsylvania, Inc., along with a number of its affiliated companies, filed a formal complaint with the PA PUC claiming that Penn Telecom’s intrastate switched access rates were higher than those of the ILEC in the corresponding service area and therefore are in violation of Act 183. In a letter dated January 30, 2007, Verizon notified Penn Telecom that its claim for intrastate access billings through December 31, 2006 was $1,346, exclusive of interest. Based solely on our interpretation of the Verizon complaint and the underlying methodologies and calculations used by Verizon in arriving at their $1,346 claim through December 2006, we estimate that such amount of claim would be approximately $1,620 as of June 30, 2007, exclusive of interest. For reasons discussed in more detail in the afore-referenced Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, we believe that Penn Telecom’s switched access rates are cost justified and permissible, and we will vigorously fight this complaint. In the event we are not successful in this proceeding, however, Penn Telecom’s operations could be materially adversely impacted by not only the refund sought by Verizon but more importantly by the prospective decreases in access revenues resulting from the change in its intrastate access rates, which would apply not only to Verizon and its affiliated Companies that are parties to the complaint filed with the PA PUC but also to all other carriers on a non-discriminatory basis. We preliminarily estimate that the decrease in our annual revenues would be approximately $1,200 on a static basis (meaning keeping access MOUs constant) if Verizon were to prevail completely in its complaint.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. In May 2007, the FASB released FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Please refer to Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for additional information, including the effects of adoption of FIN 48 on the Company’s consolidated financial statements.

PART I

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes in reported market risks faced by the Company since the end of the Company’s preceding fiscal year on December 31, 2006.

Item 4.	Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As reported in Part I, Item 3 of our 2006 Form 10-K, on October 23, 2006, Verizon Pennsylvania, Inc., along with a number of its affiliated companies, filed a formal complaint with the PA PUC claiming that Penn Telecom’s intrastate switched access rates were higher than those of the ILEC in the corresponding service area and therefore are in violation of Act 183. Verizon’s original claim requested a refund of $480, exclusive of interest, from access billings through August 2006.

As also reported in our 2006 Form 10-K and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, in a letter dated January 30, 2007, Verizon notified Penn Telecom that its claim for intrastate access billings through December 31, 2006 was $1,346, exclusive of interest, which claim includes amounts from certain affiliates that had not been included in the original calculation. Based solely on our interpretation of the Verizon complaint and the underlying methodologies and calculations used by Verizon in arriving at their $1,346 claim through December 2006, we estimate that such amount of claim would be approximately $1,620 as of June 30, 2007, exclusive of interest.

Additional information about this formal complaint and claim by Verizon and affiliated companies is provided in Part I, Item 3 of our 2006 Form 10-K and in Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

In addition to other information set forth in this report, we refer you to the discussion in Item 1A, “Risk Factors”, in our 2006 Form 10-K. As of the date of this Form 10-Q report, there have been no material changes in the non-regulatory related risk factors previously disclosed in our 2006 Form 10-K, other than risks associated with the proposed merger with Consolidated, including failure to consummate or a delay in consummating the merger. Due to the fact that our companies operate in a heavily regulated environment, we provide, and encourage you to read, the updated comprehensive discussion of the rules and regulations under which we operate included in the section titled “Regulatory Environment” in Part 1, Item 2 in this Form 10-Q. That section includes discussion of newly enacted or proposed rules and regulations, or interpretations of such rules and regulations by federal and state commissions or judicial bodies, which may have a material impact on our financial condition and/or operations. As noted in the discussion in Item 1A of our 2006 Form 10-K, the items identified in that discussion are what we deem to be particularly noteworthy. We do not represent that the list captures every possible existing or foreseeable factor or risk. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may, at some future point, materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

(a) Exhibits Index for Quarterly Report on Form 10-Q.

Exhibit No.	Subject		Applicability
(2)	Agreement and Plan of Merger, dated as of July 1, 2007, by and among North Pittsburgh Systems, Inc., Consolidated Communications Holdings, Inc. and Fort Pitt Acquisition Sub Inc.		Provided as Exhibit 2.1 to the Current Report on Form 8-K of the Registrant filed on July 17, 2007 and Incorporated Herein by Reference Thereto.

(3)(i)	Articles of Incorporation		Provided as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and Incorporated Herein by Reference Thereto.

(3)(ii)	Amended and Restated By-Laws		Provided as Exhibit 3(ii) to the Current Report on Form 8-K of the Registrant filed on March 27, 2007 and Incorporated Herein by Reference Thereto.

(4)	Instruments defining the rights of security holders including indentures

	(a)	Agreement of Reorganization and Plan of Merger	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference Thereto.

	(b)	Rights Agreement dated as of September 25, 2003 between North Pittsburgh Systems, Inc. and Wells Fargo Bank Minnesota, N.A., As Rights Agent	Provided as Exhibit 1 to the Registration of Certain Classes of Securities on Form 8-A of the Registrant filed on October 3, 2003 and Incorporated Herein by Reference Thereto.

	(c)	Amendment No. 1 to Rights Agreement, dated as of July 1, 2007, between North Pittsburgh Systems, Inc. and Wells Fargo Bank Minnesota, N.A., As Rights Agent	Provided as Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed on July 5, 2007 and Incorporated Herein by Reference Thereto.

(10)	Material contracts

	(a)	Form of Amended and Restated Executive Employment Agreement

Provided as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Securities and Exchange Commission File Number 0-13716) and Incorporated Herein by Reference Thereto.

	(b)	Form of Executive Retention Payment Program Agreement	Provided as Exhibit 10(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference Thereto.

	(c)	Form of Extension of Amended and Restated Executive Employment Agreement and Retention Payment Program	Provided as Exhibit 10(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference Thereto.

	(d)	2005 Executive Officers Bonus Plan	Provided as Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed on August 24, 2005 and Incorporated Herein by Reference Thereto.

	(e)	Stock Redemption Agreement dated as of November 10, 2005 between North Pittsburgh Telephone Company and The Rural Telephone Bank.	Provided as Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed on February 1, 2006 and Incorporated Herein by Reference Thereto.

	(f)	2006 Executive Officers Bonus Plan	Provided as Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed on April 5, 2006 and Incorporated Herein by Reference Thereto.

	(g)	Form of Indemnification Agreement dated July 1, 2007	Provided as Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed on July 5, 2007 and Incorporated Herein by Reference Thereto.

	(h)	Executive Employment Agreement dated July 1, 2007 between North Pittsburgh Telephone Company and North Pittsburgh Systems, Inc., on the one hand, and Kevin J. Albaugh, on the other hand	Provided as Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

Exhibit No.	Subject		Applicability
	(i)	Executive Employment Agreement dated July 1, 2007 between North Pittsburgh Telephone Company and North Pittsburgh Systems, Inc., on the one hand, and N. William Barthlow, on the other hand	Provided as Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

	(j)	Executive Employment Agreement dated July 1, 2007 between North Pittsburgh Telephone Company and North Pittsburgh Systems, Inc., on the one hand, and Allen P. Kimble, on the other hand	Provided as Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

	(k)	Executive Employment Agreement dated July 1, 2007 between North Pittsburgh Telephone Company and North Pittsburgh Systems, Inc., on the one hand, and Frank A. Macefe, on the other hand	Provided as Exhibit 10.4 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

	(l)	Executive Employment Agreement dated July 1, 2007 between North Pittsburgh Telephone Company and North Pittsburgh Systems, Inc., on the one hand, and Albert W. Weigand, on the other hand	Provided as Exhibit 10.5 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

	(m)	Executive Employment Agreement dated July 1, 2007 between North Pittsburgh Telephone Company and North Pittsburgh Systems, Inc., on the one hand, and Matthew D. Poleski, on the other hand	Provided as Exhibit 10.6 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

	(n)	Executive Employment Agreement dated July 1, 2007 between North Pittsburgh Telephone Company and North Pittsburgh Systems, Inc., on the one hand, and Harry R. Brown, on the other hand	Provided as Exhibit 10.7 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

	(o)	2007 Executive Officers Bonus Plan	Provided as Exhibit 10.8 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

	(p)	North Pittsburgh Systems, Inc. Shareholder Approval Bonus Plan	Provided as Exhibit 10.9 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

	(q)	North Pittsburgh Telephone Company Retirement Income Restoration Plan as Amended and Restated as of July 1, 2007	Provided as Exhibit 10.10 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

(11)		Statement re computation of per share earnings	Attached Hereto

(15)		Letter re unaudited interim financial information	Not Applicable

(18)		Letter re change in accounting principles	Not Applicable

(19)		Report furnished to securities holders	Not Applicable

(22)		Published report regarding matters submitted to vote of security holders	Not Applicable

(23)		Consents of experts and counsel	Not Applicable

(24)		Power of attorney	Not Applicable

(31(i).1)		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31(i).2)		Certification of Vice President, Treasurer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.1)		Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.2)		Certification of Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH PITTSBURGH SYSTEMS, INC.
(Registrant)

Date: August 9, 2007	/s/ H. R. Brown
H. R. Brown, President and Chief Executive Officer

Date: August 9, 2007	/s/ M.D. Poleski
M.D. Poleski, Vice President, Treasurer and Chief Financial Officer