Form 10-Q
period 2007-09-30
NORTH PITTSBURGH SYSTEMS INC
filed 2007-11-09
CIK 764765

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s Common Stock (par value $.15625 per share) outstanding as of November 5, 2007 was 15,005,000.

PART I

FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

North Pittsburgh Systems, Inc.:

We have reviewed the condensed consolidated balance sheet of North Pittsburgh Systems, Inc. and subsidiaries (the Company) as of September 30, 2007, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

KPMG LLP

Pittsburgh, Pennsylvania
November 9, 2007

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Unaudited)

(Amounts in Thousands – Except Per Share Data)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2007	2006	2007	2006
Operating revenues:
Local network services	$6,877	$7,385	$20,808	$22,499
Long distance and access services	13,384	14,666	41,324	45,142
Directory advertising, billing and other services	310	337	933	1,065
Other operating revenues	3,079	3,020	9,323	9,126

Total operating revenues	23,650	25,408	72,388	77,832

Operating expenses:
Network and other operating expenses (exclusive of depreciation and amortization shown separately below)	14,360	15,764	43,483	46,667
Depreciation and amortization	3,583	3,316	10,671	9,685
Operating taxes	681	801	2,443	2,694
Strategic alternatives expenses	1,472	—	2,189	—
Curtailment and special termination benefit expenses	—	—	6,468	—

Total operating expenses	20,096	19,881	65,254	59,046

Net operating income	3,554	5,527	7,134	18,786

Other income (expense), net:
Interest expense	(283)	(353)	(890)	(1,069)
Interest income	602	634	1,793	1,915
Equity income of affiliated companies	2,495	2,134	7,355	6,359
Gain on redemption of investment	—	—	—	19,622
Sundry expense, net	(23)	(46)	(65)	(68)

Total other income (expense), net	2,791	2,369	8,193	26,759

Income from continuing operations before income taxes	6,345	7,896	15,327	45,545
Provision for income taxes	2,336	3,304	6,101	18,975

Income from continuing operations	4,009	4,592	9,226	26,570

Discontinued operations:
Income from operations of business systems, net of income tax expense of $0, $1, $0 and $6	—	3	—	9

Net income	$4,009	$4,595	$9,226	$26,579

Weighted average common shares outstanding	15,005	15,005	15,005	15,005

Basic and diluted earnings per share:
Income from continuing operations	$.27	$.31	$.61	$1.77
Income from discontinued operations	—	—	—	—

Net income per share	$.27	$.31	$.61	$1.77

Dividends per share	$.20	$.20	$.60	$1.59

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) Sept. 30 2007	Dec. 31 2006
ASSETS
Current Assets:
Cash and temporary investments	$46,629	$49,518
Marketable securities available for sale	577	559
Accounts receivable:
Customers, net of allowance for doubtful accounts of $452 and $583, respectively	5,271	5,500
Access services, settlements and other	4,927	5,814
Unbilled revenues	268	261
Prepaid expenses	1,445	869
Inventories of construction and operating materials and supplies	1,826	1,848
Deferred income taxes	578	890

Total current assets	61,521	65,259

Property, plant and equipment:
Land	475	475
Buildings	16,077	15,716
Equipment	227,674	219,778
Assets held under capital lease	10,498	10,498

	254,724	246,467

Less accumulated depreciation and amortization	184,578	174,798

	70,146	71,669

Construction in progress	2,569	3,683

Total property, plant and equipment, net	72,715	75,352

Investments	17,362	15,446
Intangible assets, net	106	128
Deferred income taxes	3,879	—
Other assets	1,417	1,248

Total assets	$157,000	$157,433

(Continued)

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in Thousands)

	(Unaudited) Sept. 30 2007	Dec. 31 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,085	$3,085
Obligation under capital lease	1,020	965
Accounts payable	3,136	3,447
Advance billings	1,953	2,028
Dividend payable	3,001	3,001
Other accrued liabilities	3,122	2,865
Federal and state income taxes	242	3,424
Accrued pension and postretirement benefits	1,162	696

Total current liabilities	16,721	19,511

Long-term debt	13,113	15,427
Obligation under capital lease	2,027	2,790
Deferred income taxes	—	2,234
Accrued pension and postretirement benefits	23,348	15,481
Other liabilities	1,033	694

Total liabilities	56,242	56,137

Shareholders’ equity:
Capital stock: authorized 50,000 shares:
Common stock, par value $0.15625; issued 15,040 shares and outstanding 15,005 shares	2,350	2,350
Preferred stock, par value $1.00; none issued	—	—
Capital in excess of par value	2,215	2,215
Retained earnings	101,748	101,525
Less cost of treasury stock (35 shares)	(508)	(508)
Accumulated other comprehensive loss	(5,047)	(4,286)

Total shareholders’ equity	100,758	101,296

Total liabilities and shareholders’ equity	$157,000	$157,433

See accompanying notes to unaudited condensed consolidated financial statements.

NORTH PITTSBURGH SYSTEMS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Nine Months Ended September 30
	2007	2006
Cash from operating activities:
Net income	$9,226	$26,579
Income from discontinued operations	—	(9)

Income from continuing operations	9,226	26,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,671	9,685
Gain on redemption of investment	—	(19,622)
Curtailment and special termination benefits	6,468	—
Equity income of affiliated companies	(7,355)	(6,359)
Deferred income taxes	(5,261)	(292)
Changes in assets and liabilities:
Accounts receivable and unbilled revenues	1,109	208
Inventories	22	(813)
Prepaid expenses and other assets	(745)	(498)
Accounts payable and advance billings	(386)	(125)
Other accrued liabilities	596	(478)
Accrued pension and postretirement benefits	546	(888)
Federal and state income taxes	(3,182)	391
Other, net	20	47

Total adjustments	2,503	(18,744)

Net cash provided by operating activities from continuing operations	11,729	7,826

Cash provided by (used for) investing activities:
Expenditures for property and equipment	(8,032)	(12,404)
Purchase of customer accounts	—	(148)
Distributions from affiliated companies	5,439	5,414
Proceeds from redemption of investment	—	19,622

Net cash provided by (used for) investing activities from continuing operations	(2,593)	12,484

Cash used for financing activities:
Cash dividends	(9,003)	(23,708)
Payments of capital lease obligation	(708)	(663)
Retirement of debt	(2,314)	(2,314)

Net cash used for financing activities from continuing operations	(12,025)	(26,685)

Cash used for continuing operations	(2,889)	(6,375)

Cash provided by discontinued operations:
Cash provided by operating activities from discontinued operations	—	195
Cash provided by investing activities from discontinued operations	—	161

Net cash provided by discontinued operations	—	356

Net decrease in cash and temporary investments	(2,889)	(6,019)

Cash and temporary investments at beginning of period	49,518	55,567

Cash and temporary investments at end of period	$46,629	$49,548

Supplemental disclosure of cash flow information:
Interest paid	$903	$1,082
Income taxes paid	$14,017	$18,885

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

The merger is expected to close either in the fourth quarter of 2007 or first quarter of 2008, subject to certain customary conditions, including approvals from federal and state regulators and the Company’s shareholders. On November 13, 2007, the Company will hold its annual meeting of shareholders, at which the Company’s shareholders will consider a proposal to approve and adopt the Merger Agreement. The Federal Communications Commission (FCC) has approved the transfer of control of the Company to Consolidated, and the Federal Trade Commission has granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Action by the Pennsylvania Public Utility Commission (PA PUC) with respect to the transfer of control to Consolidated of the Company’s regulated subsidiaries, North Pittsburgh and Penn Telecom, is pending. Seven parties filed either formal protests or petitions to intervene in the PA PUC proceeding. North Pittsburgh, Penn Telecom, Consolidated and four protesting or intervening parties filed a joint petition for PA PUC approval of a settlement agreement that requests the PA PUC to issue an order approving the merger application, and three parties have withdrawn their protests or petitions to intervene. As a consequence, there no longer is any party in the PA PUC proceeding opposing the merger or the settlement. Approval of the merger by Consolidated’s stockholders is not required, and the merger is not subject to a financing condition.

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

(3) Strategic Alternatives Fees and Commitments

In connection with the Company’s activities that have resulted in or were pursuant to the Merger Agreement with Consolidated, the Company incurred costs of $1,472 and $2,189 related to financial advisory, legal and other fees for the three and nine months ended September 30, 2007, respectively. Pursuant to the Company’s engagement letter with its financial advisor, Evercore Group L.L.C. (Evercore), the Company has agreed to pay Evercore an advisory fee of approximately $4,100, (i) $100 of which was paid to Evercore upon signing the engagement letter in May 2007, (ii) $500 of which was paid to Evercore when it delivered its written fairness opinion dated July 1, 2007 and (iii) the remainder of which is contingent upon, and payable upon, consummation of the merger contemplated by the Merger Agreement. The amount of the Evercore advisory fee may be adjusted depending on the price of Consolidated’s common stock prior to the consummation of the merger. The Company has also agreed to reimburse Evercore for its reasonable out-of-pocket expenses (including legal fees) incurred in performing its services.

Pursuant to the Company’s Shareholder Approval Bonus Plan, if the Company’s shareholders approve and adopt the Merger Agreement, the Company will be obligated to pay a bonus of $975 to each of the Company’s seven executive officers who is a full-time employee of the Company and/or its subsidiaries on the date of such shareholder approval. Such bonuses, which would aggregate $6,825 for all seven executive officers, would be payable within 30 days after approval of the Merger Agreement by the Company’s shareholders and are not contingent on securing regulatory approval or the actual completion of the merger contemplated by the Merger Agreement. No amounts have been accrued in the accompanying condensed consolidated financial statements as of September 30, 2007 pending the aforementioned shareholder vote.

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2007	2006	2007	2006
Net income	$4,009	$4,595	$9,226	$26,579
Unrealized gain (loss) on marketable securities including reclassification adjustments, net of tax	(9)	12	10	22
Pension liability adjustment, net of tax	—	100	(927)	100
Amortization of prior services costs and recognized actuarial losses included in net income, net of tax	50	—	156	—

Comprehensive income	$4,050	$4,707	$8,465	$26,701

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

Components of Net Periodic Benefit Cost:

The following tables summarize the components of net periodic benefits cost of pension and other postretirement benefits:

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service cost	$233	$394	$701	$1,183
Interest cost	888	793	2,556	2,377
Expected return on plan assets	(1,007)	(883)	(2,997)	(2,651)
Amortization of prior service cost	53	33	159	101
Recognized actuarial loss	18	117	52	353

Net periodic benefit cost	$185	$454	$471	$1,363

Additional expense due to curtailment and special termination benefits	$—	$—	$2,869	$—

	Other Postretirement Benefits
	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service cost	$65	$93	$198	$279
Interest cost	209	180	578	538
Amortization of prior service cost	1	—	3	2
Recognized actuarial loss	13	77	52	233

Net periodic benefit cost	$288	$350	$831	$1,052

Additional expense due to curtailment and special termination benefits	$—	$—	$3,599	$—

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

Contributions for the other postretirement benefit plans are made on a pay-as-you-go basis, with total contributions of $752 having been made during the nine-month period ended September 30, 2007.

(6) Transactions with Related Parties

We paid $277 and $2 for the three-month periods, and $519 and $116 for the nine-month periods, ended September 30, 2007 and 2006, respectively, to the law firms of two members of the Board of Directors for various legal services. As of September 30, 2007, we owed approximately $358 to the law firms for services rendered.

In addition, in the ordinary course of business, we both provide and receive telecommunication transport services from Boulevard Communications, LLP (Boulevard), a Competitive Access Provider (CAP) jointly owned by us and a company in the Armstrong Holdings, Inc. group of companies. Total revenues recognized from providing services to Boulevard were approximately $9 and $6 for the three-month periods, and $22 and $19 for the nine-month periods, ended September 30, 2007 and 2006, respectively. Total expenses incurred from receiving services from Boulevard were approximately $24 and $25 for the three-month periods, and $73 and $88 for the nine-month periods, ended September 30, 2007 and 2006, respectively.

(7) Income Taxes

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards Board Statement No. 109” (FIN 48), on January 1, 2007. The adoption of FIN 48 resulted in no cumulative effect adjustment to our beginning retained earnings.

Our liability for uncertain tax positions was $1,201 as of January 1, 2007, the date of the adoption of FIN 48. Of this amount, $511 of the unrecognized tax benefits, if eventually recognized, would result in a reduction to our effective tax rate. The remaining $690 of unrecognized tax benefits, if eventually recognized, would not result in a reduction to our effective tax rate as it related solely to temporary differences. The total amount of unrecognized tax benefits decreased to $378 at September 30, 2007, primarily due to the tax benefit recognized from the expiration of the federal statute of limitations for an uncertain tax position taken on the 2003 tax return and to the favorable resolution of an accounting method change that was under discussion with the Internal Revenue Service. Of the $823 decrease in unrecognized tax benefits recorded since January 1, 2007, $133 resulted in a reduction to our effective tax rate. The remaining $690 resulted in no reduction to our effective tax rate as it related only to temporary differences.

In accordance with the Company’s accounting policy, accrued interest and penalties related to uncertain tax positions are recorded as a component of income tax expense. As of January 1, 2007, $339 was accrued for the possible payment of interest and penalties. The total amount of interest and penalties related to uncertain tax positions decreased to $150 at September 30, 2007, primarily due to the recognition of the uncertain tax positions as described in the previous paragraph.

The liabilities for uncertain tax positions of $378 and their associated accrued interest and penalties of $150 as of September 30, 2007 are reported in other liabilities (non-current) in the Condensed Consolidated Balance Sheets included in this Part 1, Item 1 in this Form 10-Q. Consistent with the provisions of FIN 48, we reclassified the $1,201 of uncertain tax positions and $339 of accrued interest and penalties that existed at December 31, 2006 from a current to a non-current liability because any related payment of cash was not anticipated within one year of the balance sheet date.

We file income tax returns, including returns for our subsidiaries, in the U.S. federal jurisdiction and Pennsylvania tax jurisdiction. The periods subject to examination for the Company’s federal income tax returns are the 2004 through 2006 tax years. The periods subject to examination for the Company’s Pennsylvania income tax returns are the 2002 through 2006 tax years.

The remaining $378 of unrecognized tax benefits as of September 30, 2007 relate to certain distributions from investments. No amounts of this liability are currently expected to decrease by the end of 2007.

(8) Discontinued Operations

On December 30, 2005, Penn Telecom sold its business telecommunications equipment operations (business systems) for $31 in cash and a $247 promissory note issued by the purchaser. As the $247 promissory note did not bear any interest, the Company recorded the original book value of the note receivable to be $229, with the $18 differential from the face value of the note recorded as imputed interest income as earned. Summarized financial information for discontinued operations for the three and nine-month periods ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Interest income	$—	$4	$—	$15

Income from discontinued operations before income taxes	—	4	—	15

Income tax expense	—	(1)	—	(6)

Income from discontinued operations, net of taxes	$—	$3	$—	$9

Installment payments on the promissory note of $34, $71, $71 and $71 were received by Penn Telecom in April, June, September, and December of 2006, respectively. The $195 of cash provided by operating activities from discontinued operations for the nine-month period ended September 30, 2006, as reported on the Condensed Consolidated Statements of Cash Flows included in this Part I, Item 1 in this Form 10-Q, consisted of net income from discontinued operations of $9 and the collection of business systems customer accounts receivable of $288 offset partially by the payment of $102 of business systems obligations outstanding at December 31, 2005. The customer accounts receivable collected were not assigned as part of the asset purchase agreement.

(9) Workforce Reduction and Business Restructuring

On November 15, 2006, we announced an amendment to the North Pittsburgh Pension Plan that froze benefit accruals for non-bargaining unit participants in the Pension Plan effective December 31, 2006. Concurrently, we also announced a voluntary early retirement incentive program for eligible non-bargaining unit participants in the Pension Plan. This early retirement incentive program extended through March 31, 2007. This incentive program enhanced a participant’s retirement benefit calculation by adding three additional years of service to the participant’s actual service. In addition, for purposes of determining early retirement eligibility and any reduction for early benefit commencement, three years were added to both the age and years of service of the Pension Plan participant who elected to take advantage of the early retirement incentive program. Of the Pension Plan participants eligible to participate in the early retirement incentive program, 40 employees elected to retire and receive this enhanced benefit on or before March 31, 2007.

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

In addition to the non-executive employees eligible to participate in the early retirement incentive program through the Pension Plan, 6 executive officers, all of whom participate in North Pittsburgh’s Restoration Plan, were eligible to participate in the early retirement incentive program. The Restoration Plan was amended to extend the voluntary early retirement incentive program to Restoration Plan participants, with the only difference being that the qualifying participants in the Restoration Plan have until March 31, 2008 to retire under the program. As of the date of this Form 10-Q report, no qualifying participants in the Restoration Plan had elected to retire under this early retirement incentive program. We therefore currently do not know how many, if any, of the eligible Restoration Plan participants will elect to retire under this early retirement incentive program, and we therefore are unable to determine the one time costs, if any, associated with this early retirement incentive program for qualifying participants of the Restoration Plan or the potential ongoing annual savings, if any, that may result from any potential related reduction in personnel.

(10) Contingency

On October 23, 2006, Verizon Pennsylvania, Inc., along with a number of its affiliated companies, filed a formal complaint with the PA PUC claiming that Penn Telecom’s intrastate switched access rates are higher than those of the Incumbent Local Exchange Carrier (ILEC) in the corresponding service area and therefore are in alleged violation of a new Pennsylvania statute. The statutory provision that Verizon cites was enacted as part of Pennsylvania’s Act 183 of 2004. The current tariffed Penn Telecom switched access rates were filed and reviewed by the PA PUC and permitted to go into effect prior to the passage of that new statute. Consequently, we believe that Penn Telecom’s current rates were Commission permitted rates prior to enactment of the new legislation and therefore are grandfathered in place. Further, the Act 183 provisions allow Competitive Local Exchange Carrier (CLEC) rates to be higher than the corresponding ILEC’s rates so long as the CLEC can demonstrate that the higher access rates are cost justified. We engaged a consulting firm to develop a study of Penn Telecom’s costs of providing intrastate access services and have submitted that study as part of our evidentiary presentation in the Verizon proceeding before the PA PUC. We believe that the cost study demonstrates that the current Penn Telecom rates are indeed cost justified. However, the PA PUC has not yet determined a cost study methodology for use in supporting CLEC intrastate switched access rates in general, and it is therefore unknown at this time whether the PA PUC will approve the cost study methodology used by Penn Telecom to support its intrastate access rates. Verizon’s original claim requested a refund of $480, exclusive of interest, from access billings through August 2006. In a letter dated January 30, 2007, Verizon notified Penn Telecom that it was revising its complaint to reflect a more current alleged over-billing calculation that resulted in a revised claim of $1,346, exclusive of interest, through December 2006, which claim includes amounts from certain affiliates that had not been included in the original calculation. Verizon has further updated its claim due to the passage of additional months under dispute to $1,559, exclusive of interest, through May 2007; such updated claim was included in Verizon’s main brief filed with the PA PUC on September 13, 2007. Based solely on our interpretation of the Verizon complaint and the underlying methodologies and calculations used by Verizon in arriving at their $1,559 claim through May 2007, we estimate that the amount of such claim would be approximately $1,715, exclusive of interest, through September 30, 2007. We believe that Penn Telecom’s switched access rates are permissible, and we are vigorously opposing this complaint. In the event we are not successful in this proceeding, Penn Telecom’s operations could be materially adversely impacted by not only the refund sought by Verizon but more importantly by the prospective decreases in access revenues resulting from the change in its intrastate access rates, which would apply not only to Verizon and its affiliated companies that are parties to the complaint filed with the PA PUC but also to all other carriers on a non-discriminatory basis. We preliminarily estimate that the decrease in our annual revenues and pre-tax income would be approximately $1,200 on a static basis (meaning keeping access minutes of use (MOUs) constant) if Verizon were to prevail completely in its complaint.

Penn Telecom is not alone in having intrastate access rates that are higher than those of the ILEC in the corresponding service area in which the CLEC operates. A number of CLECs in the state of Pennsylvania have intrastate access rates in excess of their respective incumbents’. Verizon filed similar formal complaints with the PA PUC against two of Pennsylvania’s other largest CLECs, in February and April of 2007, respectively.

Verizon and its affiliated companies have continued to pay all amounts billed by Penn Telecom, including the disputed amounts. Therefore, except for invoices that may be outstanding in the normal course of business on customary thirty-day payment terms, there are no amounts contained in our accounts receivable balance as of September 30, 2007 related to this dispute. In addition, as it is our belief that Penn Telecom’s access rates are justified, we have not established an accrued liability related to Verizon’s claim. In the event that we are not successful in this proceeding, we may be required to record reductions in revenue in subsequent periods for all or part of the amount of Verizon’s outstanding claim as of September 30, 2007. Furthermore, if we are not successful in this proceeding, there exists a risk that other carriers may file against us claims similar to those of Verizon, and we may ultimately be liable for amounts in excess of the $1,559 claimed through May 2007 ($1,715 estimated through September 2007) solely by Verizon and its affiliated companies.

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

While the following list of risks and uncertainties is not exhaustive, some factors, in addition to those contained throughout this document, that could affect future operating results, financial position and cash flows and could cause actual results to differ materially from those expressed in or implied by the forward-looking statements are:

•	a change in economic conditions in the markets in which we operate;

•	government and regulatory policies at both the federal and state levels;

•	unanticipated higher capital spending for, or delays in, the deployment of new technologies;

•	the pricing and availability of equipment, materials and inventories;

•	changes in the competitive environment in which we operate, including the intensity of competitive activity, pricing pressures and new and/or alternative product offerings;

•	our ability to continue to successfully penetrate our edge-out markets;

•	risks associated with the proposed merger with Consolidated Communications Holdings, Inc., including failure to consummate or a delay in consummating the merger.

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

General Description of Our Company and Business

The Registrant, organized May 31, 1985, is a holding company. Its predecessor, North Pittsburgh Telephone Company (North Pittsburgh), a telephone public utility incorporated in 1906, became a wholly owned subsidiary of the Registrant on May 31, 1985. Penn Telecom, Inc. (Penn Telecom) became a wholly owned subsidiary of the Registrant on January 30, 1988. Prior to this date, Penn Telecom was a wholly owned subsidiary of North Pittsburgh. Penn Telecom is certificated as a CAP, a CLEC and an Interexchange Carrier (IXC) and has entered into these businesses. Pinnatech, Inc. (Pinnatech), a wholly owned subsidiary of the Registrant, formed in 1995, principally provides Internet and broadband related services. The Registrant, North Pittsburgh, Penn Telecom and Pinnatech operate under the provisions of the Pennsylvania Business Corporation Law.

North Pittsburgh Telephone Company

North Pittsburgh, our ILEC, was founded in 1906 and operates in an approximately 285 square mile territory in Western Pennsylvania, which includes portions of Allegheny, Armstrong, Butler and Westmoreland Counties. As of September 30, 2007, we served 59,311 business and residential access lines in our ILEC territory. Over the past decade, our ILEC territory has experienced very robust population growth due to the continued expansion of suburban communities into our serving area, with the southernmost point of our territory only 12 miles from the City of Pittsburgh. Growth in business activity in our ILEC territory has accompanied the population growth.

Compared to other ILECs, the majority of which serve territories that are very rural, our ILEC benefits from the favorable demographics associated with the population and business growth that has accompanied the continued development of suburban communities north of the City of Pittsburgh. These favorable demographics, however, also put our ILEC in a much more competitive situation than many of its peers due to the fact that our competitors also view these demographics to be an attractive market. The national wireless companies have built robust networks that cover the majority of our ILEC territory. In addition, the two cable companies that overlay the majority of our territory each launched, in 2006, aggressive triple play packages of voice, video and broadband service. In general, these cable companies have very modernized networks, a high percentage of homes passed and a high penetration rate for their video services. The launch of voice offerings by our cable competitors has been the primary cause for the acceleration in our access line attrition from a loss of 1,898 lines, or 2.6%, during 2005 to an access line loss of 7,092, or 10.1%, during 2006. Our most recent access line loss rate in our ILEC territory of 883 lines and 1,352 lines for the second and third quarters of 2007, respectively, have improved from the 1,771 lines lost in the first quarter of 2007 and 3,030 lines lost in the fourth quarter of 2006, which was the first full quarter that number portability was available to our cable competitors. Although our ILEC access line loss rate has shown improvement from the initial period in which number portability became available to some of our main competitors, the loss rate will most likely still be higher than we historically experienced prior to the entrance of our cable competitors into the telephony market in 2006. CLECs are not a significant competitive factor at the present time due to some of the protections still granted to our ILEC as a rural company, but CLECs more likely than not will become a larger competitive force in the future as some of the regulatory barriers to entry will most likely diminish. Even Verizon, which has core properties to the south and west of our ILEC territory, has become a competitive force as a result of its recent acquisition of MCI, which has CLEC authority in many parts of the state of Pennsylvania, including our ILEC territory.

North Pittsburgh operates a 100% digital switching network, comprised of nine central offices and 86 CSAs. The core of the network consists of two main host switches, a Nortel DMS 500 and a Nortel DMS 100. Our CSA architecture, in which nearly all loop lengths are kept to 12,000 feet or less, has enabled us to provide Digital Subscriber Line (DSL) service to 100% of our access lines. In addition, we have deployed fiber optic cable extensively throughout the network, resulting in a 100% Synchronous Optical Network (SONET) that supports all of the inter-office and host-remote links as well as the majority of business parks within our ILEC serving area. In 2006, we embarked on a capital construction project to further deploy fiber closer to the homes and businesses that we serve. We have continued our fiber deployment in 2007 and now have fiber provisioned to within 5,000 feet of approximately 95% of our addressable access lines. This deployment of fiber will allow us to provision DSL connections with speeds ranging between 20 to 25 megabits per second, a substantial increase over our current maximum speed of 3 megabits per second. During 2006, we also upgraded our data transmission network to a gigabit Ethernet backbone using a Multiple Protocol Label Switching (MPLS) network that will more efficiently and effectively handle the increased bandwidth demands of our network, especially our next-generation DSL products as well as our business class Ethernet offerings. We believe that these investments will enable us to offer products and services that will satisfy the growing customer demand for broadband and multi-megabit services, which we believe is a key factor for our future success.

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

Our sales strategy in our edge-out markets has been to focus on small to mid-sized business customers (defined as 5 to 500 lines), educational institutions and healthcare facilities, offering local and long distance voice services as well as broadband services including DSL and multi-megabit metro Ethernet. Our fiber-based network, comprised of multiple rings, enables us to compete against Verizon and other CAPs by offering high capacity special access circuits (from DS-1s up to OC-48s) to IXCs, ISPs and even other CLECs. We have also deployed an MPLS network to handle the core routing and transport of our metro Ethernet in the First Mile products, as it provides a much more efficient method of aggregating, transporting and managing our Ethernet offerings. As of September 30, 2007, Penn Telecom served 42,317 access lines and 25,485 access line equivalents1, for a grand total of 67,802 equivalent access lines.2 Over the course of the last twelve months, Penn Telecom has added 494 access lines and 3,585 access line equivalents.

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

Employees

At September 30, 2007, the Company, through all of its subsidiaries, employed 298 persons. Approximately 32% of the Company’s employees are covered under collective bargaining agreements. In October 2004, North Pittsburgh’s bargaining employees ratified a new labor contract with the Communications Workers of America (CWA) that was effective through September 30, 2007. In October 2007, that labor contract was extended for a one-year period, to September 30, 2008. Also, in September 2005, Penn Telecom’s bargaining employees ratified a labor contract with the CWA that will remain in effect until August 31, 2008.

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

Demand for the traditional voice telecommunications business has been negatively impacted by the proliferation of wireless services and their one-rate bundled pricing plans that include large (if not unlimited) buckets of minutes, by the popularity of alternative communication technologies such as email and instant messaging and by technological advances such as cable modems and DSL that obviate the need for secondary, and in some cases primary, access lines. The numerous sources of new competition for almost all aspects of the voice telecommunications market have resulted in price decreases for many voice products and services.

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

Highlights and Outlook

Net income for the nine-month period ended September 30, 2007 was $9,226, or $.61 per share, as compared to $26,579, or $1.77 per share, for the comparable prior year period. Significant items that were not routine in nature impacted both periods. As discussed in more detail in Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q, we recorded $6,468 in curtailment and special termination benefit expenses during the first quarter of 2007 that were associated with the election by 40 employees to retire under the voluntary early retirement incentive program that was in place through March 31, 2007 at our North Pittsburgh subsidiary. On an after tax basis, the curtailment and special termination benefit expenses resulted in a $3,784 decrease in net income recorded for the nine-month period ended September 30, 2007. Also, in connection with activities that resulted in or were pursuant to the Merger Agreement with Consolidated, we incurred strategic alternatives expenses of $2,189 related to financial advisory, legal and other fees during the second and third quarters of 2007; on an after tax basis, these expenses reduced net income recorded for the nine-month period ended September 30, 2007 by $1,281. With respect to the prior year comparable period, as discussed in more detail in Note 11 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q, our North Pittsburgh subsidiary received its redemption payment of $19,622 from the RTB during the second quarter of 2006. We recognized a gain in the full amount of the proceeds received, which, on an after tax basis, contributed $11,479 to the net income recorded for the nine-month period ended September 30, 2006. The remainder of the decrease in net income was primarily attributable to the decline in revenues discussed below.

Revenues for the nine-month period ended September 30, 2007 decreased $5,444, or 7.0%, from the prior year comparable period. Revenues continue to be negatively affected by the competition experienced in our ILEC territory, as the two main cable companies whose service areas overlap the majority of our ILEC territory launched their own proprietary voice services in the beginning of 2006. Over the past twelve-month period, we experienced a 7,036, or 10.6%, access line decrease in our ILEC territory. The addition of 494 access lines in our CLEC edge-out markets over that same twelve-month period was not enough to offset the loss of access lines in our ILEC market, resulting in a $1,238 decrease in local dial tone revenues during the nine-months ended September 30, 2007. The effect of competition, however, has been more pronounced on our toll revenues. We experienced a $1,591 decrease in such revenues in the nine-months ended September 30, 2007 as compared to the prior year comparable period. We have been aggressive in promoting newer calling plans with either unlimited or flat rate toll at different tiered MOU levels in order to match competitive offerings. By doing so, we have actually been very successful in winning customers in our ILEC territory from the traditional IXCs, although this is detrimental in the short-term to our originating access revenues. In addition, we have been aggressive in marketing these newer plans to our existing toll customers, who may have been on higher rated calling plans. As a result of the combination of winning toll customers away from the traditional IXCs and the conversion of existing customers on higher rated plans, we have experienced an approximate 3,800 subscriber line increase to our unlimited packaged plan, 1000 anytime minutes plan and 250 anytime minutes plan in our ILEC territory over the past twelve-month period. These plans, however, have been aggressively priced to compete with plans marketed by our competitors, such as wireless carriers, VoIP providers and the two main cable companies in our ILEC territory. For instance, in 2005, we charged over $55.00 on average for the individual services that now comprise our unlimited calling plan (local dial tone, toll and enhanced features). Today, we have priced our unlimited calling plan at $39.95, with a six-month promotional price of $29.95 (as a stand-alone service) or $19.95 (when combined with DSL). Although our proactive approach to signing up customers to these newer priced plans most likely has resulted in an acceleration of our revenue decrease in the short-term, we believe that these customers will have less incentive to switch to one of our competitors’ offerings in the future and that our strategy will ultimately prove beneficial to our long-term results, especially when considering the other revenue sources (such as local dial tone revenues, access revenues and Universal Service Fund (USF) revenues) that we lose if a customer switches to a competitor.

In addition, access revenues have decreased from the prior year comparable period, mostly due to a decrease in overall access MOUs on our network and from a decrease in revenues recognized from the National Exchange Carrier Association (NECA) pool in which our ILEC, North Pittsburgh, participates. Broadband growth has been a bright spot, although the $213 increase in broadband revenues for the first nine months of 2007 over the prior year comparable period was not enough to offset the impact of the above-mentioned effects of the decreases in local dial tone, toll and access revenues.

For the remainder of 2007, we believe that revenues will continue to trail those amounts earned during the comparable 2006 period due to multiple factors. First, as discussed in more detail in the “Regulatory Environment” section below in this Item 2 of this Form 10-Q, interstate revenues for our ILEC will be negatively impacted by both the normal modifications to the NECA average schedule formulas as well as the structural changes to those formulas that were made by the NECA tariff filing for the July 1, 2006 through June 30, 2007 period as well as from the modifications to the average schedule formulas made by the NECA filing for the July 1, 2007 through June 30, 2008 period. Second, as noted above, we have seen intense competition in our ILEC market over the last fifteen months as the two cable companies that overlap the majority of our incumbent market have launched and are heavily promoting their proprietary telecommunications offerings. Our ILEC continues to enjoy several forms of regulatory protection regarding non-facilities based competition, and the entry into our market by the cable companies marks the first main thrust of competition from non-wireless service providers, other than the competition we have experienced in the past and continue to experience from facilities based CAPs competing for larger business customers. We have also begun to experience some competition from CLECs, as several have recently negotiated interconnection agreements and have begun to offer services to customers within our ILEC’s territory. Our most recent access line loss rate in our ILEC territory of 883 lines and 1,352 lines for the second and third quarters of 2007, respectively, improved from the 1,771 lines lost in the first quarter of 2007 and 3,030 lines lost in the fourth quarter of 2006, which was the first full quarter in which number portability was available to our cable competitors. Although our ILEC access line loss rate has shown improvement from the initial period that number portability became available to some of our main competitors, the loss rate will most likely still be higher than we historically experienced prior to the entrance of our cable competitors into the telephony market in 2006. In addition, pricing pressures are anticipated to continue for the majority of the products and services that we provide.

We expect that new revenue generation will continue to be driven by the addition of new customers in our edge-out markets, by the introduction of new products and services and by further broadband penetration. The capital investments that we have made in 2006 and continue to make in 2007 to push fiber deeper into our ILEC network will allow us to commercially deploy our next generation DSL product during the fourth quarter of 2007. We have been achieving speeds ranging from 20 to 25 megabits per second in our current trials and we anticipate launching enhanced broadband services on a broader base in the fourth quarter of 2007, with additional deployments throughout 2008. In addition, we have seen robust growth in our multi-megabit metro Ethernet product, which we expect will continue throughout the remainder 2007. We will continue to focus to an even greater extent on bundled product offerings, which we anticipate will continue to drive value to our customers and serve as a tool for retention of our existing customer base. We have also introduced a business grade VoIP product, which we anticipate will enable us to further penetrate our existing edge-out markets as well as allow us to expand into adjacent new markets that previously were less attractive from a full facilities based edge-out approach.

With the backdrop of the decreases in revenues resulting from the loss of access lines in our ILEC territory and the negative developments we have been experiencing with respect to our access revenues, we have been working diligently on expense reduction initiatives. First, during 2006, we restructured our healthcare plans, which, once restructured, were put through a competitive bidding process with various healthcare providers. As a result, our overall costs associated with our healthcare plans for active employees decreased by approximately $900 on an annualized basis, effective with the plans’ years beginning January 1, 2007. Second, we restructured the postretirement benefit plans at our North Pittsburgh subsidiary by amending North Pittsburgh’s Pension Plan to freeze the future pension benefit accrual effective December 31, 2006 for those employees not covered by the collective bargaining agreement. The freezing of the benefit accrual was partially offset by an enhanced formula for employer contributions into the North Pittsburgh 401(k) plan. As a result of the net effects of the amendments to the Pension Plan and 401(k) plan, the positive impact of the Pension Plan’s 14% return on plan assets experienced in 2006, and the positive impact experienced in our postretirement healthcare plan from the aforementioned decrease in healthcare costs effective January 1, 2007, our costs associated with postretirement benefits decreased by approximately $1,040 in the first nine months of 2007 over the prior year comparable period (exclusive of the one-time charges associated with the early retirement incentive program discussed immediately below). Finally, as discussed in more detail in Note 9 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q, we implemented a voluntary early retirement incentive program for certain eligible non-union employees of North Pittsburgh through March 31, 2007. There were 40 employees who elected to retire under the voluntary early retirement incentive program, and we recorded $6,468 in curtailment and special termination benefit expenses associated with those retirements and a corresponding re-measurement of the North Pittsburgh Pension Plan and postretirement healthcare and life insurance plans. Cash flows from operations were not impacted by these charges during the first nine months of 2007 because there were no cash severance or lump sum benefit options or enhancements associated with the voluntary early retirement incentive program. We have realized immediate ongoing annual cost savings of approximately $2,600 as a result of this program and corresponding reduction in personnel, and we estimate an ultimate annual cost savings of approximately $3,300 once fully phased-in.

We have also benefited from investments we made in the last two decades in three wireless partnerships, all of which today are majority owned and operated by Verizon Wireless. Instead of deploying the majority of our investment capital into forming and operating our own wireless business, in which we would have been at a tremendous disadvantage competing in a market dominated by national carriers with billions of dollars in capital resources, we alternatively invested in three wireless partnerships serving Pittsburgh and other portions of Western Pennsylvania. Total equity income recorded from our investments in the wireless partnerships increased $1,022 in the first nine months of 2007 over the comparable prior year period.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements, and the notes thereto, included in this quarterly report and with our audited financial statements, and notes thereto, included in our 2006 Form 10-K.

Nine Months Ended September 30, 2007 and 2006

Net income for the nine-month period ended September 30, 2007 was $9,226, or $.61 per share, compared to net income of $26,579, or $1.77 per share, for the comparable prior year period. The decrease in net income was attributable to the following factors:

Operating Revenues

For the nine-month period ended September 30, 2007, total operating revenues decreased $5,444, or 7.0%, from the comparable period in 2006. This decrease was the result of decreases in local network services revenues of $1,691 (7.5%), long distance and access services revenues of $3,818 (8.5%) and directory advertising, billing and other services revenues of $132 (12.4%), offset partially by an increase in other operating revenues of $197 (2.2%).

Decreases in local network services revenues of $1,691, or 7.5%, were primarily attributable to the following factors:

•

Local dial tone revenues decreased $1,238 as a result of total access lines (including CLEC) decreasing by 6,542 lines, or 6.0%, from 108,170 access lines as of September 30, 2006 to 101,628 access lines as of September 30, 2007. More specifically, the total decrease was a result of a 7,036 access line decrease in our ILEC market offset partially by a 494 access line increase in our edge-out markets.

•

Enhanced feature revenues (which include revenues from custom calling features such as voicemail, caller ID, call waiting, etc.) decreased $354, mostly as a result of deep discounts offered on these services when a customer subscribes to one of our bundled calling plans. The decline in access lines has also contributed to a decrease in enhanced feature revenues.

•

Local reciprocal compensation revenues earned from terminating local traffic generated mostly from data PRIs decreased by $133. The consolidation of our ISP customer base, which has led to the elimination of redundant and excess facilities, the general decline in the dial-up Internet market and the migration of some ISP customers to managed host providers have led to the decline in data PRIs and their associated MOUs.

The decrease in long distance and access services revenues3 of $3,818, or 8.5%, was primarily attributable to the following factors:

•	Access revenues decreased $2,876, primarily due to the following factors:

•

During the first nine months of 2007, three factors impacted North Pittsburgh’s interstate access revenues recognized from the NECA pool. First, as described in more detail in the “Regulatory Environment” section below in this Item 2 of this Form 10-Q, interstate revenues for North Pittsburgh were negatively impacted by both the normal annual modifications to the NECA average schedule formulas as well as the structural changes to those formulas that became effective July 1, 2006 (for the fiscal year July 1, 2006 through June 30, 2007 tariff filing) and July 1, 2007 (for the fiscal year July 1, 2007 through June 30, 2008 tariff filing). Revenues for the nine-month period ended September 30, 2007 decreased by approximately $1,030 as a result of the changes to the average schedule formulas. Second, average schedule formulas are driven by demand data, the most important of which are access lines and interstate access MOUs. In conjunction with the access line and interstate access MOU decreases experienced by North Pittsburgh, its revenue requirement from the NECA average schedules decreased by approximately $700 for the first nine months of 2007 on a static basis (meaning keeping the average schedule formulas consistent with those respective formulas in effect during the first nine months of 2006; as such, this $700 decrease is related solely to demand data and is exclusive of the $1,030

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

decrease attributable to the change in the average schedule formulas discussed above). Third, the revenue generated by the NECA traffic sensitive pool has recently been lower than that amount which the pool would be authorized to earn at its traditional 11.25% rate of return. We estimate that North Pittsburgh’s revenues have been negatively impacted by approximately $320 during the nine-month period ended September 30, 2007 as a result of this “under earnings” in the NECA traffic sensitive pool.

•

We have experienced a decrease in overall access MOUs on our network. Part of the decrease in revenues derived from billing access MOUs to IXCs is due to our cannibalization of originating access MOUs on our ILEC network as a result of our increased penetration of toll subscribers in our ILEC territory. We have been aggressive in promoting calling plans with either unlimited or flat rate toll at different tiered MOU levels and thereby have won a greater share of subscribers from traditional IXCs. Although total access lines in our ILEC market decreased by 7,036 lines over the past twelve months, actual toll MOUs generated by our customers in our ILEC market during the first nine months of 2007 increased by approximately 4.5 million MOUs over the prior year comparable period. This resulted in a shift in revenues received previously in the form of originating access from IXCs to toll revenues received directly from our end-user customers. We estimate that this cannibalization of originating access MOUs accounted for approximately $235 of the decrease in access revenues. Absent this cannibalization, access MOUs decreased by approximately 6%, which is commensurate with the overall decrease in aggregate access lines we experienced over the last twelve months in combination with the industry-wide shifting of wireline telephony voice MOUs to wireless and alternative communication technologies such as email, instant messaging and VoIP.

•

Overall toll revenues decreased $1,591. We have continued to be successful in bundling toll in our edge-out markets (in which the number of access lines grew by 494), with nearly an 84% subscription rate. In addition, as mentioned above, we have also been successful in winning customers in our ILEC territory from the traditional IXCs and have been very proactive in an effort to switch our existing toll customers to our newer calling plans. These plans, however, have been aggressively priced to compete with plans marketed by our competitors, such as wireless carriers, VoIP providers and the two main cable companies in our ILEC territory, which have recently launched their own telephone services. Although our proactive approach to signing up customers to these lower priced plans most likely has resulted in an acceleration of our revenue decrease in the short-term, we believe that these customers will have less incentive to switch to one of our competitors’ offerings in the future and that our strategy will ultimately prove beneficial to our long-term results, especially when considering the other revenue sources (such as local dial tone revenues, access revenues and USF revenues) that we lose if a customer switches to a competitor. We do expect, though, that over the short-term our toll revenue will continue to be negatively impacted by our proactive conversion of customers to our newer calling plans and that, over the long-term, pricing pressures on toll will continue to put downward pressure on the average effective revenue per MOU we receive.

Partially offset by:

•

Revenues generated from special access circuits increased approximately $649, mostly as a result of increases in the number of DS-1 and DS-3 circuits sold in our ILEC territory. There has been an increase in trunking from wireless carriers and, with continued business growth in our ILEC territory, an increase in special access circuits ordered by large IXCs to corporate accounts. Special access revenues were also positively impacted by an increase in revenues earned from early termination charges on circuits that were removed prior to the end of their contracted terms.

The decrease in directory advertising, billing and other services revenues of $132 was mostly a result of the prior year period including a positive $74 true-up of North Pittsburgh’s revenue earned from its 2005 directory book upon final settlement with its directory partner. In addition, revenues earned from carrier billing and collection services decreased $35.

The increase in other operating revenues of $197, or 2.2%, was primarily due to a $213 increase in DSL and multi-megabit metro Ethernet revenues. Combined DSL lines (both wholesale and retail) sold increased from 15,389 as of September 30, 2006 to 16,860 as of September 30, 2007. Also, our multi-megabit metro Ethernet product, which is currently geared mostly for business applications and can deliver speeds from 1 to 100 megabits, has experienced growth. Other operating revenues for the nine-month period ended September 30, 2007 was also positively impacted by a $124 increase in structured wiring revenues. These increases were partially offset by a $123 decrease in dial-up Internet revenues.

Operating Expenses and Net Operating Income

For the nine-month period ended September 30, 2007, total operating expenses increased $6,208, or 10.5%, from the comparable period in 2006. The change was the result of strategic alternatives expenses of $2,189 and curtailment and special termination benefit expenses of $6,468 recognized during the first nine months of 2007 and an increase in depreciation and amortization expenses of $986 (10.2%), offset partially by decreases in network and other operating expenses of $3,184 (6.8%) and operating taxes of $251 (9.3%).

The $2,189 of strategic alternatives expenses was incurred in connection with the activities that have resulted in or were pursuant to the Merger Agreement with Consolidated and relate to financial advisory, legal and other fees for services rendered during the second and third quarters of 2007.

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

The increase in consolidated depreciation and amortization expenses of $986, or 10.2%, was predominately due to the growth in our depreciable asset base (gross property, plant and equipment), which grew by $12,149 over the course of the past twelve months. Furthermore, a higher ratio of new additions to our depreciable asset base consisted of data-centric equipment, which has shorter useful lives than our average depreciable base.

The decrease in network and other operating expenses of $3,184, or 6.8%, was primarily due to the following factors:

•

A combined labor and benefit expenses decrease of approximately $3,200, or 15%, for the nine-month period ended September 30, 2007 over the comparable period in 2006. Current benefit expenses were a contributing factor to the decrease, as we experienced decreases in medical insurance premiums of approximately $875 as the result of the restructuring and subsequent competitive bidding of our healthcare plans and an overall reduction in the number of employees. Postretirement benefit expenses, as described in more detail primarily in Note 5 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q, decreased by approximately $1,040 (excluding the additional expense due to curtailment and special termination benefits that are classified as a separate line item and are described separately above) in the first nine months of 2007 over the prior year comparable period. Wages also declined by approximately $1,260 as a result of a reduction in headcount, offset partially by the normal year over year wage increases.

•

An approximate $465 decrease in direct costs associated with provisioning our CLEC access lines and access line equivalents, toll subscribers in both our ILEC and CLEC markets and broadband subscribers across all subsidiaries. Such direct costs include fees paid for leasing unbundled network elements in the portions of our edge-out markets that we do not provision over our own facilities and fees paid to terminate local, toll and Internet traffic. The decrease primarily relates to the fact that the prior year included costs associated with the re-provisioning of CLEC circuits in conjunction with the final terms of the FCC’s Triennial Review Order as well as the fact that we have completed several network optimization projects in both our ILEC and CLEC territories in the current year.

•

Total operational support system (OSS) expenses decreased approximately $325, mostly as a result of costs incurred in the second and third quarters of 2006 associated with the migration to a new billing system at one of our subsidiaries.

Partially offset by:

•

An approximate $675 increase in professional services rendered during the first nine months of 2007, primarily related to increases in legal, Securities and Exchange Commission reporting and human resources expenses.

The decrease in operating taxes of $251 was mainly due to a $143 decrease in Pennsylvania gross receipts tax expense as a result of the decline in revenues described above as well as a $101 decrease in Pennsylvania capital stock tax as a result of a decrease in the millage rate for 2007.

Overall, the decrease in total operating revenues of $5,444 coupled with the increase in total operating expenses of $6,208 resulted in an $11,652 decrease in net operating income for the nine-month period ended September 30, 2007 over the comparable prior year period. As discussed above, two primary contributing factors to the decrease in net operating income were the $2,189 of strategic alternatives expenses and the $6,468 of curtailment and special termination benefit expenses recorded in connection with the retirements under the voluntary early retirement incentive program. Operating income from all other sources for the nine-month period ended September 30, 2007 declined $2,995, or 15.9%, over the comparable prior year period.

Other Items

Interest expense decreased for the nine-month period ended September 30, 2007 by $179 from the comparable prior year period due to the continued scheduled pay-down of our Federal Financing Bank (FFB) notes and capital lease obligations.

Interest income decreased by $122 for the nine-month period ended September 30, 2007 from the comparable prior year period due to a decline in the average invested cash balance during the first nine months of 2007. The decrease in the average invested cash balance was partially offset by increases in the average interest rate received on our temporary investments. Our average interest rate earned on temporary investments was 5.2% during the nine-month period ended September 30, 2007 as compared to 4.8% during the comparable prior year period.

Equity income of affiliated companies increased $996 in the nine-month period ended September 30, 2007 over the comparable prior year period, due mainly to a $1,022, or 16.1%, increase in the amount of income generated from the Company’s limited partner interests in three wireless partnerships. These partnerships, all of which are majority owned and operated by Verizon Wireless, have continued to show strong growth in number of customers and operating results. Customer growth for the Pittsburgh SMSA, RSA 6 I and RSA 6 II partnerships over the last twelve months was 11%, 21% and 11%, respectively. In addition, equity income was positively impacted by $111 as a result of the additional 2.3825% interest in the RSA 6 I partnership that North Pittsburgh purchased in December of 2006.

Gain on redemption of investment, which totaled $19,622, reflects the gain recognized in the second quarter of 2006 from the redemption of our North Pittsburgh subsidiary’s RTB stock (as discussed in more detail in Note 11 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 in this Form 10-Q).

The changes in sundry expense (net) were not material.

Income Taxes

Federal and state income tax expense from continuing operations was $6,101 for the nine-month period ended September 30, 2007 as compared to $18,975 for the prior year comparable period. The effective tax rate on income from continuing operations was 39.8% for the nine-month period ended September 30, 2007 as compared to 41.7% for the prior year comparable period. The decrease in the effective tax rate was predominately due to decreases in the liability for unrecognized tax benefits and related accrued interest and penalties that reduced our tax expense by $254 for the nine-month period ended September 30, 2007, as described in more detail in Note 7 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.

Three Months Ended September 30, 2007 and 2006

Fluctuations in revenue, operating expenses and other income (expenses) for the three-month period ended September 30, 2007, as compared to the same quarterly period in 2006, were generally attributable to the same reasons discussed in the nine-month comparison above, with the exception of the following:

The effective tax rate on income from continuing operations was 36.8% for the three-month period ended September 30, 2007 as compared to 41.8% for the same quarterly period in 2006 and as compared to 39.8% for the nine-month period ended September 30, 2007. The lower effective tax rate for the quarterly period as compared to the 2007 year-to-date period was due to the fact that decreases in the liability for unrecognized tax benefits and related accrued interest and penalties that reduced our tax expense by $254 for the nine-month period ended September 30, 2007 consisted of a $42 increase in such liabilities during the first two quarters of 2007 and a $296 decrease in such liabilities recorded during the third quarter of 2007.

Liquidity and Capital Resources

	September 30 2007	December 31 2006
Cash and temporary investments	$46,629	$49,518
Working capital	$44,800	$45,748
Long-term debt (including current maturities)	$16,198	$18,512

Cash and temporary investments were $46,629 at September 30, 2007 as compared to $49,518 at December 31, 2006. The decrease was a result of cash flows used for investing and financing activities exceeding the cash flows provided by operating activities. Cash flows from operating activities from continuing operations were $11,729 for the nine-month period ended September 30, 2007, a $3,903 increase from the comparable prior year period. The increase in cash flows from operating activities from continuing operations was partially due to the fact that we made $2,700 of contributions into the North Pittsburgh Pension Plan in the first nine months of 2006. Because of the elective tax-deductible contributions made by North Pittsburgh from 2003 through 2006, the above average returns of the Pension Plan’s assets over the course of the past several years and the freezing of Pension Plan benefit accruals for non-bargaining unit employees effective December 31, 2006, no minimum contribution to the Pension Plan is required for 2007 because North Pittsburgh has a $6,900 funding credit. Second, SFAS 95, “Statement of Cash Flows”, prescribes that all income taxes paid be classified as operating cash outflows, regardless of whether the underlying transactions or events which produced the taxable income were operating, investing or financing in nature. Although the $19,622 in cash received by North Pittsburgh in conjunction with the redemption of its RTB stock in the second quarter of 2006 is classified as cash provided by investing activities, the approximate $4,640 in taxes paid through September 30, 2006 in association with this transaction, therefore, are classified in operating activities. Similarly, we made a payment in the amount of approximately $1,960 during the second quarter of 2007 associated with our final tax obligation from the RTB stock redemption. As such, cash flows from operating activities from continuing operations for the nine-months ended September 30, 2007 benefited from approximately $2,680 less in income taxes paid relating to the RTB stock redemption. Third, cash flows from operating activities from continuing operations for the nine-month period ended September 30, 2007 also benefited from approximately $1,128 less in non-RTB related federal and state income tax extension and return payments as compared to the prior year nine-month period. The three specific factors mentioned above were partially offset by the fact that cash expenditures, constituting $1,616 of the $2,189 in strategic alternatives expenses recorded during 2007, were made as of September 30, 2007. In addition, cash flows from all other operating activities from continuing operations decreased $989 as a result of a decrease in cash operating income during the first nine months of 2007.

Cash flows used for investing activities from continuing operations were $2,593 for the nine-month period ended September 30, 2007, a $15,077 change from the $12,484 of cash flows provided by investing activities from continuing operations for the comparable prior year period. The decrease was primarily the result of the $19,622 in proceeds received from the redemption of North Pittsburgh’s RTB stock in the second quarter of 2006, partially offset by a $4,372 reduction in expenditures for capital additions. The majority of the decrease in expenditures for capital additions is due to the fact that the nine-month period ended September 30, 2006 included higher levels of OSS expenditures associated with a billing system conversion made during 2006 as well as expenditures related to the installation of a gigabit Ethernet core transmission backbone. In addition, only nominal expenditures associated with our routing and server capacity additions were made during the first nine months of 2007, because we purchased new core routers and additional server capacity in 2006. Distributions received from affiliated companies increased $25 due to a $225 increase in the distributions received from our investments in three wireless partnerships as they experienced a continued improvement in their income and cash flows generated, offset partially by a $200 decrease in distributions from our investment in Boulevard. The total amount of distributions received for the nine-month period ended September 30, 2007 was impacted by the fact that the quarterly distribution we normally receive from the Pittsburgh SMSA partnership during the third quarter was not received until October 1, 2007; such distribution amounted to $1,260.

We expended $12,025 during the nine-month period ended September 30, 2007 for financing activities from continuing operations, which included cash dividends and the scheduled repayments of debt and capital lease obligations. The amount was $14,660 lower than the prior year period, mostly as a result of a $14,705 decrease in dividends paid by reason of a $15,005 ($1.00 per share) special dividend we paid in the second quarter of 2006, offset partially by a $300 increase in regular quarterly dividends paid during the first nine months of 2007 over the regular quarterly dividends paid during the prior year comparable period.

Temporary excess funds were invested in short-term cash equivalents that provide immediate liquidity for scheduled tax payment due dates, debt principal payments, dividend payment dates and other predictable cash needs.

Working capital levels at September 30, 2007 decreased $948 from December 31, 2006. Although we experienced a $2,889 decrease in cash as described above, a portion of those cash expenditures related to the payment of current liabilities (primarily income tax liabilities) that were outstanding at December 31, 2006 and therefore had a neutral impact on overall working capital levels.

The decrease in long-term debt was a result of scheduled principal repayments of $2,314 during the nine-month period ended September 30, 2007. We funded 100% of our 2007 year-to-date expenditures for property and equipment from operations cash flows and cash reserves. Therefore, no additional advances were requested from our available debt facilities. In 1996, North Pittsburgh was granted approval for a loan from the FFB guaranteed by the Rural Utilities Service (RUS) in the maximum principal amount of $75,000. The total amount outstanding at September 30, 2007 to the FFB under this loan was $16,198, with all advances having a maturity date of

December 31, 2012. The unadvanced amount of this facility as of September 30, 2007 was $34,764. North Pittsburgh can draw against this facility through June 30, 2012 for qualified capital expenditure projects, as defined in the loan agreement, to furnish and improve telephone service in rural areas. As of September 30, 2007, North Pittsburgh had approximately $5,708 of qualified capital expenditures that were eligible to be drawn against this facility.

The notes payable to the FFB are secured by a supplemental Mortgage Agreement executed by North Pittsburgh, which provides that substantially all of the assets of North Pittsburgh, which approximate a net book value of $84,134, are subject to a lien or a security interest. Such agreement contains restrictions regarding dividends and other distributions by North Pittsburgh. Under these restrictions, unless certain working capital levels, net worth levels and interest expense ratios are maintained, North Pittsburgh is not permitted to pay dividends on its capital stock (other than in shares of capital stock), or make any other distributions to its shareholder, or purchase, redeem or retire any of its capital stock or make any investment in affiliated companies. As a result of these restrictions, approximately $16,253 of North Pittsburgh’s retained earnings were available for dividends and other distributions to the Registrant as of September 30, 2007. The Registrant has no restrictions on the amount of its retained earnings that are available for dividends and other distributions to its shareholders. Based on the respective financial calculations as of September 30, 2007, the aforementioned restrictions on North Pittsburgh’s dividends and distributions to the Registrant would not have caused a restriction in our ability to pay dividends and other distributions to our shareholders in the full amount of the $46,629 of our consolidated cash and temporary investments available as of September 30, 2007. Although as of September 30, 2007, there existed no such restrictions from our debt agreement, the Merger Agreement with Consolidated restricts our ability to pay dividends after the quarterly dividend paid on October 15, 2007 to shareholders of record on October 1, 2007 or to make any other forms of distributions to shareholders in general.

North Pittsburgh also has available through June of 2009 a $10,000 line of credit with the Rural Telephone Finance Cooperative at a rate of prime plus 1-1/2%. No borrowings have been taken against the line of credit and there are no commitment fees associated with it.

Without giving any effect to the proposed merger with Consolidated, we expect cash flows provided by operating activities and cash reserves over the next twelve months to be sufficient to service long-term debt and capital lease obligations, to pay dividends (although the payment of dividends after October 15, 2007, is subject to the aforementioned restrictions imposed by the Merger Agreement with Consolidated through the term of the Merger Agreement) and to finance all capital projects. We initially projected a capital expenditure program for 2007 in the range of $14,000 to $15,000, which would have represented a $1,000 to $2,000 decrease over those amounts expended in 2006. Total capital expenditures through September 30, 2007 were $8,032. The $1,000 to $2,000 decrease in expected expenditures for 2007, as initially projected, was mostly due to the fact that 2006 contained higher levels of OSS expenditures associated with the billing system conversion during 2006 as well as the fact that we expect only nominal expenditures associated with our routing and server capacity additions during 2007 because we purchased new core routers and additional server capacity in 2006. Our capital program for 2007 continues the program we started in 2006 to deploy fiber deeper into our ILEC network, which will enable us to provide more advanced data offerings and potentially other broadband based product offerings throughout the majority of our ILEC territory. Approximately 95% of our addressable ILEC access lines are currently served by loops that have fiber built to within 5,000 feet of the premise, and we expect to complete the build out of the remainder of our ILEC territory by the end of 2007. In addition, our 2007 capital program included the beginning of the deployment of our next generation Digital Subscriber Line Access Multiplexer (DSLAMs), which should be able to deliver speeds of between 20 to 25 megabits per second, a substantial improvement over our current 3 megabit product. However, because of the considerations and activities that have resulted in the Merger Agreement with Consolidated, we delayed our final vendor selection and commencement of DSLAM deployments that we originally projected to occur during the second quarter of 2007. The DSLAM is a critical component of the overall broadband network, which is the fundamental basis for the deployment of services such as video. Consequently, vendor and product alignment of all the multiple elements of a video transmission is essential. We now have finalized vendor selection, and we expect to deploy our next generation DSLAMs in the fourth quarter of 2007. We would expect that our fourth quarter capital expenditures will be higher than those amounts expended in each of the first three quarters of 2007, although depending upon the lead time in which the DSLAMS can be delivered and installation can be accomplished, it is possible that some of the expenditures that we originally projected as part of our 2007 capital plan will be deferred until 2008. In addition, several million dollars of our anticipated 2007 capital expenditure program relate to success-based customer additions in our CLEC edge-out markets that require capital and network capacity additions. Any substantial variations from our underlying customer addition projections could cause the success-based capital expenditures to deviate from those amounts included in our capital expenditure projections above.

We refer you to our Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2006 Form 10-K for a disclosure and discussion of our aggregate contractual obligations and purchase commitments as of December 31, 2006. Scheduled payments of $3,035, $1,012, $277 and $1,746 were made to reduce the outstanding long-term debt (principal and interest), capital lease, operating lease and OSS obligations, respectively, during the first nine months of 2007. We refer you to Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for information about contingent obligations under the Merger Agreement, the Company’s engagement letter with its financial advisor and the Company’s Shareholder Approval Bonus Plan.

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

On September 6, 2006, Verizon filed a Petition with the FCC requesting that they forbear from applying a number of regulations to the Verizon operations in six major metropolitan markets, one of which was the Pittsburgh market area. In addition to seeking forbearance from dominant carrier tariffing requirements, price cap regulations, comparably efficient interconnection and open network architecture requirements, Verizon also sought forbearance from applying loop and transport unbundling regulations, claiming that there was sufficient competition in the Pittsburgh market, which no longer necessitated the application of these rules. Should the FCC approve the Verizon petition for forbearance, our CLEC may no longer be eligible to obtain loops and transport on an unbundled basis and may have to convert all existing unbundled loops and transport it orders from Verizon to an alternative pricing arrangement, presumably at rates close to or equal to special access rates for these services. The effect of the grant of the petition would be to greatly increase our CLEC’s costs to purchase these services. A number of parties have filed in opposition to this Petition, because it seeks essentially to deconstruct many of the fundamental principles of the 1996 Act passed by Congress. As a result of the filings in opposition, the proceeding has been extended by the FCC to allow it to solicit more comments from interested parties before making a final ruling on the Petition.

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

While the record has now closed on the FNPRM, the FCC has not yet taken any further action in regard to universal service funding issues addressed in that proceeding. Consequently, the proposed changes that were the subject of the February 2002 FCC FNPRM regarding fundamental reform of the USF are still pending and unresolved at this time and we are unable to determine the effect the FCC’s actions with respect to these proposals may have on our operations and revenues.

On August 11, 2006, the Federal-State Joint Board on Universal Service issued a Notice seeking comment on the merits of using auctions to determine and distribute universal service support. Effective July 1, 2007, North Pittsburgh’s annual receipts approximate $2,025 of Interstate Common Line Support (ICLS) in the federal jurisdiction, down from approximately $2,750 of annual receipts for the fiscal July 1, 2006 through June 30, 2007 period. As ICLS is processed through the NECA pool for North Pittsburgh, this decrease in ICLS receipts is part of, not in addition to, the decreases in the NECA average schedule formulas discussed in more detail in the “North Pittsburgh’s Interstate Revenue Requirement” section immediately following this paragraph. In the initial round of the Joint Board proceeding, over 60 parties filed comments with the FCC. As expected, there were parties in support of, and parties in opposition to, the use of auctions in regard to USF determination and distribution. Reply comments in the proceeding were due November 8, 2006. The Joint Board has not yet issued any recommendation to the FCC in regard to the proceeding. Should the Joint Board issue a recommendation to the FCC regarding the proceeding and should the FCC take any future action based on that recommendation regarding universal service funding, which might include the use of auctions to determine USF support amounts, North Pittsburgh may be negatively affected because in such an auction another company may underbid the current support amounts North Pittsburgh receives, thereby causing North Pittsburgh to either lower its bid below the current amount it receives or potentially lose its federal USF support.

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

With respect to NECA’s average schedule formulas for the July 1, 2006 through June 30, 2007 period, NECA not only made changes to the average schedule formulas based on the normal annual projected changes in cost and demand for the July 1, 2006 through June 30, 2007 period but also implemented some structural changes to the formulas in order to more closely align average schedule company settlements to the companies’ estimated interstate revenue requirements based on statistical sampling. Although settlement rates for average schedule companies on an overall basis decreased by about 1.7% (assuming constant demand), some companies with larger study areas (based on access line size), such as North Pittsburgh, experienced a significant decrease in settlements, while many companies with smaller study areas experienced an increase. The formulas also reflected the trend of reduced access minutes.

Due to the significant decrease in interstate settlements that would be experienced by some companies because of these changes, the NECA filing recommended, and the FCC approved, a two-year phase in of the reduction in settlements resulting from the structural changes in the formulas.

As a relatively large average schedule company, North Pittsburgh was affected by these reductions in settlements. The formulas will cause a reduction of approximately $210 per month (or approximately $2.5 million annually) in North Pittsburgh’s interstate settlements when the reductions are fully phased in. The projected $210 per month reduction consists of two elements: an approximately $60 per month decrease related to the normal year-over-year changes in overall average schedule formulas and an approximately $150 per month decrease related to the structural changes to the formulas. The $60 per month decrease that pertains to the normal changes in the formulas resulted in an immediate decrease in settlement revenues effective July 1, 2006. Under the two-year phase-in of the reduction in settlements relating to the structural changes in the formulas approved by the FCC, the $150 per month decrease related to the structural changes has not been recognized in its entirety immediately; rather, that reduction is being phased in ratably over a twenty-four month period of time ending June 30, 2008.

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

In this filing, NECA proposed lowering the settlement rates for all average schedule companies, which resulted in a proposed overall decrease of approximately 7.27%, assuming constant demand; however, the individual impact on each average schedule company would depend on its size and demand characteristics, with the majority of companies experiencing a decrease in settlements in a range between 5% and 15%. According to NECA, the proposed decreases reflect ongoing overall reduced cost levels of average schedule companies as well as decreases associated with structural changes to the Line Haul Distance Sensitive formula, which reimburses companies for the costs of transporting interstate calls.

Due to the significant decrease in interstate settlements that would be experienced by some companies, the NECA filing, similar to the previous year’s filing, also recommended that the FCC consider implementing a two-year phase-in of the reduction in settlements. The filing included a detailed procedure on how that phase-in might be accomplished.

On June 8, 2007, the FCC issued an order approving the NECA-proposed revised average schedule formulas for the July 1, 2007 through June 30, 2008 period, as well as the proposed two-year phase-in. The new formulas will cause a reduction of approximately $100 per month (or approximately $1.2 million annually) in North Pittsburgh’s interstate settlements when the reductions are fully phased in. This estimated reduction is related solely to the proposed changes for the average schedule formulas proposed by NECA in its filing for the July 1, 2007 through June 30, 2008 period and is independent of the reduction in settlements already being experienced by North Pittsburgh from the average schedule formulas being phased in pursuant to NECA’s filing with respect to the July 1, 2006 through June 30, 2007 period (discussed above). The projected $100 per month reduction consists of two elements: an approximately $40 per month decrease related to the normal year-over-year changes in overall average schedule formulas and an approximately $60 per month decrease related to the structural change to the Line Haul Distance Sensitive formula. Similar to the first phase-in plan, the $60 per month decrease related to the structural change will not be recognized in its entirety immediately; rather, the reduction is being phased in ratably over a twenty-four month period of time beginning July 1, 2007.

In summary, we estimate that North Pittsburgh’s annual revenues realized through the NECA average schedule formulas will eventually decrease by approximately $3,700 on an annualized basis (assuming constant demand data) as a result of the changes made to both the July 1, 2006 through June 30, 2007 and July 1, 2007 through June 30, 2008 average schedule formulas. Revenues for the first nine months of 2007 were negatively impacted by approximately $1,030 as compared to the prior year comparable period because of these normal and structural changes to the NECA average schedule formulas. The full impact of the changes in the average schedules will be realized starting July 1, 2009.

We continue to monitor whether or not it is advantageous for North Pittsburgh to participate in the NECA pool as an average schedule company or, alternatively, to become a cost company subject to its own individual cost and demand data studies. It is important to note that as an average schedule company, North Pittsburgh’s interstate revenues and earnings can be subject to more volatility than those of comparable cost companies due to the lack of an exact relationship between the actual cost structure and demand data of an average schedule company such as North Pittsburgh and its ultimate settlement pursuant to average schedules.

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

On February 25, 2005, North Pittsburgh filed an Amended Alternative Form of Regulation and Network Modernization Plan with the PA PUC pursuant to Act 183. In that filing, in addition to modifying its prior Chapter 30 Plan to comport with the new statute, North Pittsburgh committed to accelerate its deployment of a ubiquitous broadband network throughout its entire service area from the previous commitment date of December 31, 2015 to December 31, 2008. In return for making this commitment, North Pittsburgh is no longer subject to a productivity offset when calculating the Price Stability Index component of its annual price stability mechanism filing. As a result of this commitment to accelerate its network deployment, North Pittsburgh also does not have to contribute to certain new public policy funding obligations that were instituted as part of Act 183. On June 2, 2005, the PA PUC approved North Pittsburgh’s amended plan with no significant changes. North Pittsburgh is already in the process of upgrading its broadband infrastructure for general business and competitive purposes, and we do not anticipate that the acceleration of our broadband commitment date under our amended Network Modernization Plan will require any material additional amount of capital expenditures from what otherwise is planned to be spent in the normal course of business.

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

This proceeding may affect both North Pittsburgh’s and Penn Telecom’s ability to set access charge rates. The proceeding also may affect the amount of funding that North Pittsburgh receives from the PA USF and the amounts that North Pittsburgh and Penn Telecom contribute to that fund. Currently, North Pittsburgh’s annual receipts from and contributions to the PA USF total $5,215 and $305, respectively. Penn Telecom receives no funding from the PA USF but currently contributes $170 on an annual basis. In 2005, a number of parties to the proceeding filed a petition asking that the PA PUC delay any action in regard to the PA USF and intrastate access charges until such time as the FCC takes action in regard to intercarrier compensation issues. On August 11, 2005, the PA PUC adopted an Order, which was entered on August 30, 2005, in which it granted a stay of the investigative proceeding for a period not to exceed twelve months, unless further extended by the PA PUC, or until the FCC issues its ruling in its Unified Intercarrier Compensation proceeding, whichever occurs earlier. On August 30, 2006, a number of parties, including North Pittsburgh, filed a joint motion with the PA PUC requesting a further stay of an additional twelve months to allow the FCC to complete its proceeding regarding intercarrier compensation reform because the FCC action may impact intrastate access rates. The motion for stay was opposed by a number of parties. However, on November 15, 2006, the PA PUC entered an order granting the request for stay pending the outcome of the FCC Unified Intercarrier Compensation proceeding or for one year, whichever is earlier. The current PA USF has been continued under the existing regulations during the period of the stay. On October 16, 2007, a number of parties, including North Pittsburgh, filed a joint motion with the PA PUC requesting another further stay of an additional twelve months to allow the FCC to complete its intercarrier compensation proceeding. The motion for stay is still pending before the PA PUC.

As described in more detail in Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 and also discussed in Part II, Item 1 “Legal Proceedings”, of this Form 10-Q, on October 23, 2006, Verizon Pennsylvania, Inc., along with a number of its affiliated companies, filed a formal complaint with the PA PUC claiming that Penn Telecom’s intrastate switched access rates are higher than those of the ILEC in the corresponding service area and therefore are in violation of Act 183. Verizon’s most recent official claim for refund of Penn Telecom’s intrastate access billings amounted to $1,559, exclusive of interest, through May 2007. Based solely on our interpretation of the Verizon complaint and the underlying methodologies and calculations used by Verizon in arriving at their $1,559 claim, exclusive of interest, through May 2007, we estimate that the amount of such claim would be approximately $1,715 through September 30, 2007, exclusive of interest. For reasons discussed in more detail in the afore-referenced Note 10 of the Notes to Condensed Consolidated Financial Statements included Part I, Item 1 of in this Form 10-Q, we believe that Penn Telecom’s switched access rates are cost justified and permissible, and we are vigorously opposing this complaint. In the event we are not successful in this proceeding, however, Penn Telecom’s operations could be materially adversely impacted by not only the refund sought by Verizon but more importantly by the prospective decreases in access revenues resulting from the change in its intrastate access rates, which would apply not only to Verizon and its affiliated companies that are parties to the complaint filed with the PA PUC but also to all other carriers on a non-discriminatory basis. We preliminarily estimate that the decrease in our annual revenues and pre-tax income would be approximately $1,200 on a static basis (meaning keeping access MOUs constant) if Verizon were to prevail completely in its complaint.

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

As reported in Part I, Item 3 of our 2006 Form 10-K, on October 23, 2006, Verizon Pennsylvania, Inc., along with a number of its affiliated companies, filed a formal complaint with the PA PUC claiming that Penn Telecom’s intrastate switched access rates are higher than those of the ILEC in the corresponding service area and therefore are in violation of Act 183. Verizon’s original claim requested a refund of $480, exclusive of interest, from access billings through August 2006.

As also reported in our 2006 Form 10-K and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007, in a letter dated January 30, 2007, Verizon notified Penn Telecom that its claim for intrastate access billings through December 31, 2006 was $1,346, exclusive of interest, which claim includes amounts from certain affiliates that had not been included in the original calculation. Verizon further updated its claim due to the passage of additional months under dispute to $1,559, exclusive of interest, through May 2007; such updated claim was included in Verizon’s main brief filed with the PA PUC on September 13, 2007. Based solely on our interpretation of the Verizon complaint and the underlying methodologies and calculations used by Verizon in arriving at their $1,559 claim through May 2007, we estimate that the amount of such claim would be approximately $1,715 through September 30, 2007, exclusive of interest.

Additional information about this formal complaint and claim by Verizon and affiliated companies is provided in Part I, Item 3 of our 2006 Form 10-K and in Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

In addition to other information set forth in this report, we refer you to the discussion in Item 1A, “Risk Factors”, in our 2006 Form 10-K. As of the date of this Form 10-Q report, there have been no material changes in the non-regulatory related risk factors previously disclosed in our 2006 Form 10-K, other than risks associated with the proposed merger with Consolidated, including failure to consummate or a delay in consummating the merger. Due to the fact that our companies operate in a heavily regulated environment, we provide, and encourage you to read, the updated discussion of the rules and regulations under which we operate included in the section titled “Regulatory Environment” in Part 1, Item 2 in this Form 10-Q. That section includes discussion of newly enacted or proposed rules and regulations, or interpretations of such rules and regulations by federal and state commissions or judicial bodies, which may have a material impact on our financial condition and/or operations. As noted in the discussion in Item 1A of our 2006 Form 10-K, the items identified in that discussion are what we deem to be particularly noteworthy. We do not represent that the list captures every possible existing or foreseeable factor or risk. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may, at some future point, materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

Exhibits Index for Quarterly Reports on Form 10-Q.

Exhibit No.	Subject	Applicability
(2)	Agreement and Plan of Merger, dated as of July 1, 2007, by and among North Pittsburgh Systems, Inc., Consolidated Communications Holdings, Inc. and Fort Pitt Acquisition Sub Inc.	Provided as Exhibit 2.1 to the Current Report on Form 8-K of the Registrant filed on July 17, 2007 and Incorporated Herein by Reference Thereto.

(3)(i)	(a) Articles of Incorporation	Provided as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and Incorporated Herein by Reference Thereto.

	(b) Articles of Amendment to Articles of Incorporation, effective October 17, 2007	Provided as Exhibit 3(i).1 to the Current Report on Form 8-K of the Registrant filed on October 19, 2007 and Incorporated Herein by Reference Thereto.

Exhibit No.	Subject	Applicability
(3)(ii)	Amended and Restated By-Laws	Provided as Exhibit 3(ii) to the Current Report on Form 8-K of the Registrant filed on March 27, 2007 and Incorporated Herein by Reference Thereto.

(4)	Instruments defining the rights of security holders, including indentures

	(a) Agreement of Reorganization and Plan of Merger	Provided in Registration of Securities of Certain Successor Issuers on Form 8-B filed on June 25, 1985 and Incorporated Herein by Reference Thereto.

	(b) Rights Agreement dated as of September 25, 2003 between North Pittsburgh Systems, Inc. and Wells Fargo Bank Minnesota, N.A., As Rights Agent	Provided as Exhibit 1 to the Registration of Certain Classes of Securities on Form 8-A of the Registrant filed on October 3, 2003 and Incorporated Herein by Reference Thereto.

	(c) Amendment No. 1 to Rights Agreement, dated as of July 1, 2007, between North Pittsburgh Systems, Inc. and Wells Fargo Bank Minnesota, N.A., As Rights Agent	Provided as Exhibit 4.1 to the Current Report on Form 8-K of the Registrant filed on July 5, 2007 and Incorporated Herein by Reference Thereto.

(10)	Material contracts

	(a) Form of Amended and Restated Executive Employment Agreement	Provided as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Securities and Exchange Commission File Number 0-13716) and Incorporated Herein by Reference Thereto.

	(b) Form of Executive Retention Payment Program Agreement	Provided as Exhibit 10(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference Thereto.

	(c) Form of Extension of Amended and Restated Executive Employment Agreement and Retention Payment Program	Provided as Exhibit 10(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and Incorporated Herein by Reference Thereto.

	(d) 2005 Executive Officers Bonus Plan	Provided as Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed on August 24, 2005 and Incorporated Herein by Reference Thereto.

	(e) Stock Redemption Agreement dated as of November 10, 2005 between North Pittsburgh Telephone Company and The Rural Telephone Bank	Provided as Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed on February 1, 2006 and Incorporated Herein by Reference Thereto.

	(f) 2006 Executive Officers Bonus Plan	Provided as Exhibit 99.1 to the Current Report on Form 8-K of the Registrant filed on April 5, 2006 and Incorporated Herein by Reference Thereto.

	(g) Form of Indemnification Agreement dated July 1, 2007	Provided as Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed on July 5, 2007 and Incorporated Herein by Reference Thereto.

Exhibit No.	Subject	Applicability
	(h) Executive Employment Agreements dated July 1, 2007 between North Pittsburgh Telephone Company and North Pittsburgh Systems, Inc., on the one hand, and Kevin J. Albaugh, on the other hand	Provided as Exhibit 10.1 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

	(i) Executive Employment Agreement dated July 1, 2007 between North Pittsburgh Telephone Company and North Pittsburgh Systems, Inc., on the one hand, and N. William Barthlow, on the other hand	Provided as Exhibit 10.2 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

	(j) Executive Employment Agreement dated July 1, 2007 between North Pittsburgh Telephone Company and North Pittsburgh Systems, Inc., on the one hand, and Allen P. Kimble, on the other hand	Provided as Exhibit 10.3 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

	(k) Executive Employment Agreement dated July 1, 2007 between North Pittsburgh Telephone Company and North Pittsburgh Systems, Inc., on the one hand, and Frank A. Macefe, on the other hand	Provided as Exhibit 10.4 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

	(l) Executive Employment Agreement dated July 1, 2007 between North Pittsburgh Telephone Company and North Pittsburgh Systems, Inc., on the one hand, and Albert W. Weigand, on the other hand	Provided as Exhibit 10.5 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

	(m) Executive Employment Agreement dated July 1, 2007 between North Pittsburgh Telephone Company and North Pittsburgh Systems, Inc., on the one hand, and Matthew D. Poleski, on the other hand	Provided as Exhibit 10.6 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

	(n) Executive Employment Agreement dated July 1, 2007 between North Pittsburgh Telephone Company and North Pittsburgh Systems, Inc., on the one hand, and Harry R. Brown, on the other hand	Provided as Exhibit 10.7 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

	(o) 2007 Executive Officers Bonus Plan	Provided as Exhibit 10.8 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

	(p) North Pittsburgh Systems, Inc. Shareholder Approval Bonus Plan	Provided as Exhibit 10.9 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

	(q) North Pittsburgh Telephone Company Retirement Income Restoration Plan as Amended and Restated as of July 1, 2007	Provided as Exhibit 10.10 to the Current Report on Form 8-K of the Registrant filed on July 6, 2007 and Incorporated Herein by Reference Thereto.

(11)	Statement re computation of per share earnings	Attached Hereto

(15)	Letter re unaudited interim financial information	Not Applicable

Exhibit No.	Subject	Applicability
(18)	Letter re change in accounting principles	Not Applicable

(19)	Report furnished to securities holders	Not Applicable

(22)	Published report regarding matters submitted to vote of security holders	Not Applicable

(23)	Consents of experts and counsel	Not Applicable

(24)	Power of attorney	Not Applicable

(31(i).1)	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(31(i).2)	Certification of Vice President, Treasurer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.1)	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

(32.2)	Certification of Vice President, Treasurer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached Hereto

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH PITTSBURGH SYSTEMS, INC.
(Registrant)

Date: November 9, 2007	/s/ H. R. Brown
H. R. Brown, President and Chief Executive Officer

Date: November 9, 2007	/s/ M. D. Poleski
M. D. Poleski, Vice President, Treasurer and Chief Financial Officer